Form 10-Q
period 2020-03-31
Kennedy-Wilson Holdings, Inc.
filed 2020-05-08
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of May 6, 2020 was 143,488,900.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
“Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, early extinguishment of corporate debt, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance

i

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
“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, share-based compensation, preferred stock dividends and net income attributable to noncontrolling interests, before depreciation and amortization. Please also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures" for a reconciliation of Adjusted Net Income to net income as reported under GAAP.
“Consolidated Portfolio NOI” refers to the NOI that is generated from the properties that we have an ownership interest in and are held in our Consolidated Properties business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Consolidated Portfolio NOI to net income as reported under GAAP.
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
“Co-Investment Portfolio NOI” refers to the NOI that is generated from the properties that we have an ownership interest in and are held in our Co-investment Properties business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Co-Investment Portfolio NOI to net income as reported under GAAP.
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

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$665.6	$573.9
Accounts receivable (including $10.1 and $11.2 from related parties)	47.6	52.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $706.3 and $703.2)	4,715.8	5,080.2
Unconsolidated investments (including $1,081.6 and $1,107.4 at fair value)	1,256.4	1,334.6
Other assets, net	262.6	263.7
Total assets(1)	$6,948.0	$7,304.5

Liabilities
Accounts payable	$10.9	$20.4
Accrued expenses and other liabilities	485.2	518.0
Mortgage debt	2,450.9	2,641.0
KW unsecured debt	1,128.6	1,131.7
KWE unsecured bonds	1,217.4	1,274.2
Total liabilities(1)	5,293.0	5,585.3

Equity
Series A cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2020 and December 31, 2019	295.2	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 143,548,864 and 142,283,109 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,738.7	1,754.5
Retained earnings	3.4	46.2
Accumulated other comprehensive loss	(424.8)	(417.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,612.5	1,678.7
Noncontrolling interests	42.5	40.5
Total equity	1,655.0	1,719.2
Total liabilities and equity	$6,948.0	$7,304.5

(1) The assets and liabilities as of March 31, 2020 include $136.3 million (including cash held by consolidated investments of $4.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $122.9 million) and $84.4 million (including investment debt of $78.6 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2019 include $267.5 million (including cash held by consolidated investments of $10.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $243.5 million) and $219.7 million (including investment debt of $206.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Rental	$107.7	$115.8
Hotel	7.2	15.0
Sale of real estate	—	1.1
Investment management and property services fees (includes $5.1 and $4.8 of related party fees)	8.4	8.8
Total revenue	123.3	140.7
Expenses
Rental	36.7	41.0
Hotel	6.0	14.6
Cost of real estate sold	—	1.2
Commission and marketing	0.7	1.0
Compensation and related (includes $8.6 and $10.4 of share-based compensation)	31.4	35.3
General and administrative	9.5	10.9
Depreciation and amortization	45.5	49.1
Total expenses	129.8	153.1
Income from unconsolidated investments	10.9	41.7
Gain on sale of real estate, net	44.2	34.9
Transaction-related expenses	(0.2)	(0.8)
Interest expense	(48.8)	(55.3)
Other income (loss)	0.2	(2.5)
(Loss) income before provision for income taxes	(0.2)	5.6
Provision for income taxes	(5.7)	(4.0)
Net (loss) income	(5.9)	1.6
Net loss (income) attributable to the noncontrolling interests	0.3	(6.9)
Preferred dividends and accretion of preferred stock issuance costs	(4.3)	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.9)	$(5.3)
Basic and diluted loss per share
Loss per share	$(0.07)	$(0.04)
Weighted average shares outstanding	140,210,705	139,756,358
Dividends declared per common share	$0.22	$0.21

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(5.9)	$1.6
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(16.8)	(18.3)
Amounts reclassified out of AOCI during the period	0.2	—
Unrealized currency derivative contracts gain	13.0	32.9
Unrealized loss on interest rate swaps	(5.6)	—
Total other comprehensive (loss) income for the period	(9.2)	14.6

Comprehensive (loss) income	(15.1)	16.2
Comprehensive loss (income) attributable to noncontrolling interests	1.8	(4.6)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(13.3)	$11.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
Restricted stock grants (RSG)	—	—	2,533,967	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(409,716)	—	(9.1)	—	—	—	(9.1)
Shares retired due to common stock repurchase program	—	—	(858,496)	—	(15.3)	(1.3)	—	—	(16.6)
Stock based compensation	—	—	—	—	8.6	—	—	—	8.6
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(15.0)	(1.5)	(16.5)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	13.0	—	13.0
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(5.6)	—	(5.6)
Common stock dividends	—	—	—	—	—	(31.6)	—	—	(31.6)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net (loss) income	—	—	—	—	—	(5.6)	—	(0.3)	(5.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.3	0.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
KW Europe Fund II deconsolidation	—	—	—	—	—	—	—	3.7	3.7
Balance at March 31, 2020	300,000	$295.2	143,548,864	$—	$1,738.7	$3.4	$(424.8)	$42.5	$1,655.0

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Restricted stock grants (RSG)	—	—	31,875	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(250,287)	—	(5.1)	—	—	—	(5.1)
Shares retired due to common stock repurchase program	—	—	(152,252)	—	(2.7)	(0.1)	—	—	(2.8)
Stock based compensation	—	—	—	—	10.4	—	—	—	10.4
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(16.0)	(2.3)	(18.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	32.9	—	32.9
Common stock dividends declared	—	—	—	—	—	(30.3)	—	—	(30.3)
Net (loss) income	—	—	—	—	—	(5.3)	—	6.9	1.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5.3	5.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(122.7)	(122.7)
Balance at March 31, 2019	—	—	142,834,730	$—	$1,747.2	$(92.1)	$(424.6)	$71.7	$1,302.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net (loss) income	$(5.9)	$1.6
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net gain on sale of real estate, net	(44.2)	(34.8)
Depreciation and amortization	45.5	49.1
Above/below and straight-line rent amortization	(3.7)	(2.0)
Provision for deferred income taxes	(0.1)	(0.1)
Amortization of deferred loan costs	2.2	2.6
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	0.2	0.2
Unrealized net (gain) loss on derivatives	(1.9)	0.2
Income from unconsolidated investments	(10.9)	(41.7)
Operating distributions from unconsolidated investments	15.7	12.0
Deferred compensation	1.5	0.9
Share-based compensation	8.6	10.4
Change in assets and liabilities:
Accounts receivable	1.2	9.9
Other assets	(8.5)	(6.2)
Accounts payable, accrued expenses and other liabilities	(36.3)	(27.2)
Net cash used in operating activities	(36.6)	(25.1)
Cash flows from investing activities:
Proceeds from collection of loans	33.0	—
Issuance of loans	(6.3)	(0.4)
Net proceeds from sale of consolidated real estate	182.0	177.3
Capital expenditures to real estate	(37.5)	(56.9)
Additions to non refundable escrow deposits	—	(5.0)
Proceeds from settlement of foreign derivative contracts	32.5	—
Additions to development project asset	—	(1.2)
Proceeds from development project asset	2.3	1.7
Distributions from unconsolidated investments	79.3	5.6
Contributions to unconsolidated investments	(45.3)	(20.3)
Net cash provided by investing activities	240.0	100.8
Cash flows from financing activities:
Borrowings under mortgage debt	22.7	296.9
Repayment of mortgage debt	(51.6)	(251.4)
Payment of debt issue costs	(4.3)	(2.1)
Repurchase and retirement of common stock	(25.6)	(7.9)
Common dividends paid	(31.6)	(30.3)
Preferred dividends paid	(3.3)	—
Issuance (repayment) of shareholder loans to noncontrolling interests	0.3	(10.7)
Contributions from noncontrolling interests	0.3	5.3
Distributions to noncontrolling interests	(0.2)	(122.7)
Net cash used in financing activities	(93.3)	(122.9)
Effect of currency exchange rate changes on cash and cash equivalents	(18.4)	2.1
Net change in cash and cash equivalents(1)	91.7	(45.1)
Cash and cash equivalents, beginning of period	573.9	488.0
Cash and cash equivalents, end of period	$665.6	$442.9
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash paid for:
Interest(1)(2)	$22.9	$26.2
Income taxes	2.0	3.4

(1) $1.1 million and $1.1 million attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019, respectively.
(2) Excludes $0.9 million and $1.0 million of capitalized interest for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019 the Company has $25.8 million and $36.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019

Accrued capital expenditures	$0.2	$9.8
Common dividends declared but not paid on common stock	31.6	30.3
Preferred dividends declared but not paid on preferred stock	4.3	—

During the three months ended March 31, 2020, the Company deconsolidated its interest in KW Real Estate II ("KW Europe Fund II") that were previously consolidated in the Company's financial statements. Real estate of $117.0 million, mortgage loans of $120.7 million and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $7.8 million to unconsolidated investments were all recorded as non-cash activities.

During the three months ended March 31, 2020, the Company sold its equity method interest in a development project in the Western United States to its equity partner. The Company issued a note receivable, and received cash and three parcels of land valued at $16.5 million that the Company now wholly owns. The parcels of land were treated as a non-cash increase to the real estate balance.

Due to the adoption of ASU 2016-02 on January 1, 2019, the Company has recorded a right of use asset and a corresponding lease liability of $12.5 million, which is recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets as of March 31, 2019.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2020 and 2019 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2020. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
 In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to, which is defined as the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP and third-party equity partners.
Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the Accounting Standards Codification ("ASC") Subtopic 810-10, Consolidation, as amended by Accounting Standards Update ("ASU") 2015-02, and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events (such as the impact that COVID-19 will have on the Company's business) and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Under ASC Subtopic 610-20, the Company recognizes the entire gain attributed to contributions of real estate properties to unconsolidated entities.
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
Additionally, Kennedy Wilson elected the fair value option for 33 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
The Company has concluded that performance fees to the Company, based on cumulative fund performance to-date, represent carried interests. For equity method investments, these fees are included as a component of the income reported from the underlying equity method investee and for equity method investments where the fair value option has been elected, these fees are included in the determination of fair value under ASC Topic 820, Fair Value Measurement.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of ASC Topic 820. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. See Note 5 for further discussion of the estimation uncertainty related to COVID-19.
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
Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of the Company's operations. In order to manage the effect of these fluctuations, the Company enters into hedging transactions, in the form of currency derivative contracts, that are designed to reduce its exposure to foreign currencies. See Note 5 for a complete discussion on currency derivative contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

COVID-19 LEASE MODIFICATION ACCOUNTING RELIEF—Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, on a lease by lease basis the Company would have to determine, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has had strong rental collections in April and has received some requests for lease modifications but is still evaluating what if anything may be granted. Should the volume of lease concessions be insignificant the Company may account for any lease modifications under existing ASC 842 guidance. The Lease Modification Q&A had no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020. The Company will continue to evaluate the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company are currently evaluating the impact of adopting ASU 2020-04 on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for the Company for all interim and annual periods beginning January 1, 2021, with early adoption permitted. The Company early adopted ASU 2019-12 beginning January 1, 2020 on a prospective basis.  The adoption of this standard did not have any impact on the Company's condensed consolidated financial statements and related disclosures.
The FASB did not issue any other ASUs during the first three months of 2020 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(Dollars in millions)	2020	2019
Land	$1,261.2	$1,330.6
Buildings	3,372.9	3,630.4
Building improvements	459.8	469.5
In-place lease values	328.2	352.9
	5,422.1	5,783.4
Less accumulated depreciation and amortization	(706.3)	(703.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,715.8	$5,080.2

Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.6 years at March 31, 2020.
Consolidated Acquisitions

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The purchase of property is recorded to land, buildings, building improvements, and intangible lease values (including the value of above-market and below-market leases, acquired in-place lease values) based on their respective estimated fair values. The purchase price approximates the fair value of the properties as acquisitions are transacted with third-party willing sellers. There were no consolidated acquisitions during the three months ended March 31, 2020.
Gains on Sale of Real Estate, Net
During the three months ended March 31, 2020, Kennedy Wilson recognized gains on sale of real estate, net of $44.2 million. The net gains include the sale of properties in the United Kingdom: one multifamily property, eleven retail properties, one industrial property and one office property and a loan receivable secured by a multifamily property located in Dublin, Ireland. During the three months ended March 31, 2019 , Kennedy Wilson recognized gains on sale of real estate, net of $34.9 million of which $11.4 million was allocated to non-controlling interest. The net gains include the sale of 4 commercial properties in the United Kingdom, three retail properties in the Western United States, and the Ritz-Carlton, Lake Tahoe hotel.
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at March 31, 2020:

(Dollars in millions)	Minimum
Rental Revenues(1)
2020 (remainder)	$131.4
2021	178.9
2022	166.7
2023	135.6
2024	110.1
Thereafter	500.3
Total	$1,223.0
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2020:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$238.1	$76.6	$76.9	$132.8	$202.2	$726.6
Ireland	331.2	141.5	—	1.5	—	474.2
United Kingdom	—	49.3	—	6.3	—	55.6
Total	$569.3	$267.4	$76.9	$140.6	$202.2	$1,256.4

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

During the three months ended March 31, 2020, the change in unconsolidated investments primarily relates to $45.3 million of contributions to unconsolidated investments, $95.0 million of distributions from unconsolidated investments, $10.9 million of income from unconsolidated investments, a $16.5 million non-cash distribution related to the sale of a residential project in which the Company received three parcels of land that will be wholly-owned and a $22.7 million decrease relating to other items which primarily related to foreign exchange movements.
As of March 31, 2020 and December 31, 2019, $1,081.6 million and $1,107.4 million of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the three months ended March 31, 2020, Kennedy Wilson contributed $45.3 million to joint ventures, primarily for two real estate-related note investments in the Western United States and contributions to fund investments and existing development projects in Ireland and the Western United States.
Distributions from Joint Ventures
During the three months ended March 31, 2020, Kennedy Wilson received $95.0 million in operating and investing distributions from its joint ventures.
The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2020:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$8.6	$6.3	$1.2	$2.6	$2.1	$4.6	$0.4	$30.9	$12.3	$44.4
Ireland	1.7	2.5	1.7	32.4	—	—	—	—	3.4	34.9
Total	$10.3	$8.8	$2.9	$35.0	$2.1	$4.6	$0.4	$30.9	$15.7	$79.3

Investing distributions resulted primarily from the sales of two multifamily properties in Ireland and a residential project in the Western United States. Operating distributions resulted from operating cash flow generated by the joint venture investments.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Income from unconsolidated investments - operating performance	$14.4	$8.8
Income from unconsolidated investments - realized (losses) gains	(0.6)	2.4
Income from unconsolidated investments - fair value (losses) gains	(1.9)	28.3
Income from unconsolidated investments - performance fees	(1.0)	2.2
	$10.9	$41.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Operating performance is related to underlying performance from unconsolidated investments. Realized (losses) gains are related to asset sales. Fair value losses primarily relate to extending the lease up period for a multifamily asset in Ireland. The losses were offset by fair value gains related to resyndications under the Company's VHH partnership.
Vintage Housing Holdings ("VHH")
As of March 31, 2020 and December 31, 2019, the carrying value of the Company's investment in VHH was $154.9 million and $142.8 million, respectively. Fair value gains in the current period primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Prior period fair value gains primarily relate to cap rate compression as a result of declines in borrowing rates and conversions. The increase in the three months ended March 31, 2020 related to cash contributions associated with new acquisitions and development projects in VHH.
Capital Commitments
As of March 31, 2020, Kennedy Wilson had unfulfilled capital commitments totaling $97.1 million to five of its unconsolidated joint ventures, including $80.1 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,081.6	$1,081.6
Net currency derivative contracts	—	2.9	—	2.9
Total	$—	$2.9	$1,081.6	$1,084.5
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2019:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,107.4	$1,107.4
Net currency derivative contracts	—	(34.7)	—	(34.7)
Total	$—	$(34.7)	$1,107.4	$1,072.7

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option for 33 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $941.0 million and $967.8 million at March 31, 2020 and December 31, 2019, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $140.6 million and $139.6 million at March 31, 2020 and December 31, 2019, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2020, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $80.1 million. See Note 4 for more information on the fluctuations for these investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In estimating fair value of real estate held by the Funds and the 33 FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2020	December 31, 2019
FV Option	$941.0	$967.8
Funds	140.6	139.6
Total	$1,081.6	$1,107.4

The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Beginning balance	$1,107.4	$662.2
Unrealized and realized gains	24.8	41.2
Unrealized and realized losses	(16.4)	(6.0)
Contributions	44.4	19.6
Distributions	(62.0)	(7.4)
Non-cash distributions	(16.6)	0.4
Ending Balance	$1,081.6	$710.0

Unobservable Inputs for Real Estate
The table below describes the range of unobservable inputs for real estate assets as of March 31, 2020:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.75% — 5.00%	6.25% — 8.00%
Office	4.00% — 7.50%	5.00% — 9.00%
Retail	6.50% — 8.75%	8.00% — 11.75%
Hotel	6.00% — 6.00%	7.50% — 8.25%
Residential	N/A	12.00% — 12.00%

In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.30% to 4.62%.
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
The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments as of March 31, 2020. The existence of the pandemic commenced in the United States and European markets where we own assets near the middle of March 2020 with the general economic impact of the pandemic accelerating in April 2020. The pandemic's impact on the unobservable inputs into the fair value measurements, for the most part, was negligible as of March 31, 2020. The future impact of the COVID-19 pandemic on these unobservable inputs is not susceptible to estimation at this time. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

to fair value measurement could change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2020, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging.
The fair value of the currency derivative contracts held as of March 31, 2020 and December 31, 2019 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2020 and the activity during the three months ended March 31, 2020. For the three months ended March 31, 2020, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $18.0 million. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

(Dollars, Euros and British Pound Sterling in millions)			March 31, 2020		Three Months Ended March 31, 2020
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains	Interest Expense	Cash Received
Outstanding
EUR	USD	€185.0	$10.3	$(2.6)	$(0.3)		$3.6	$0.6	$—
EUR(1)	GBP	€240.8	—	(46.4)	(9.9)		—	—	—
EUR(1)(2)	GBP		—	—	(25.4)		—	—	—
GBP	USD	£460.0	42.7	(1.1)	47.5		—	1.3	—
Total Outstanding			53.0	(50.1)	11.9		3.6	1.9	—

Settled
EUR	USD		—	—	0.4		4.7	0.6	13.6
GBP	USD		—	—	16.4		—	0.5	18.9
Total Settled			—	—	16.8		4.7	1.1	32.5
Total			$53.0	$(50.1)	$28.7	(3)	$8.3	$3.0	$32.5
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax expense of $15.8 million.

The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Interest Rate Swaps

The Company has interest rate swaps with a notional value of $163.4 million on some variable rate property-level mortgage loans. Interest rate savings relating to difference in variable rate and fixed interest rates were negligible and are recorded through interest expense and changes in fair value on contracts were a loss of $7.4 million and are recorded to other comprehensive income.
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2020 and December 31, 2019 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.9 billion and $5.2 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $4.8 billion and $5.0 billion at March 31, 2020 and December 31, 2019, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	March 31, 2020	December 31, 2019
Hedge assets	$53.0	$32.6
Above-market leases, net of accumulated amortization of $50.4 and $51.0 at March 31, 2020 and December 31, 2019, respectively	20.2	26.1
Straight line rent receivable	48.2	47.3
Loan purchases and originations	16.0	29.4
Furniture and equipment net of accumulated depreciation of $21.3 and $21.9 at March 31, 2020 and December 31, 2019, respectively	21.8	23.7
Deferred taxes, net	24.2	24.4
Goodwill	23.9	23.9
Right of use asset, net	12.5	13.6
Prepaid expenses	13.3	14.3
Leasing commissions, net of accumulated amortization of $4.9 and $4.7 at March 31, 2020 and December 31, 2019, respectively	11.9	11.9
Other, net of accumulated amortization of $2.1 and $2.0 at March 31, 2020 and December 31, 2019, respectively	17.6	16.5
Other Assets	$262.6	$263.7

Right of use asset, net

The Company, as a lessee, has three office leases and four ground leases, which qualify as operating leases, with remaining lease terms of 4 to 239 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Payments
2020 (remainder)	$1.1
2021	1.4
2022	1.4
2023	0.8
2024	0.5
Thereafter	32.0
Total undiscounted rental payments	37.2
Less imputed interest	(24.7)
Total lease liabilities	$12.5

NOTE 7—MORTGAGE DEBT
The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2020 and December 31, 2019:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2020	December 31, 2019
Multifamily(1)	Western U.S.	$1,332.1	$1,324.7
Commercial(1)	United Kingdom	385.0	514.5
Commercial(1)	Ireland	355.3	289.6
Commercial	Western U.S.	272.6	405.4
Commercial	Spain	79.0	40.3
Hotel	Ireland	39.3	80.8
Mortgage debt (excluding loan fees)(1)		2,463.3	2,655.3
Unamortized loan fees		(12.4)	(14.3)
Total Investment Debt		$2,450.9	$2,641.0
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium as of March 31, 2020 and December 31, 2019 was $3.9 million and $4.0 million, respectively.
The Company's mortgage debt had a weighted average interest rate of 3.40% and 3.41% per annum as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, 81% of Kennedy Wilson's property level debt was fixed rate, 14% was floating rate with interest caps and 5% was floating rate without interest caps, compared to 76% of Kennedy Wilson's consolidated property level debt was fixed rate, 14% was floating rate with interest caps and 10% was floating rate without interest caps, as of December 31, 2019. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 2.56% as of March 31, 2020.
Mortgage Loan Transactions and Maturities
During the three months ended March 31, 2020, there were no property acquisitions and no existing loans were refinanced. There was one existing investment that was consummated initially without any debt that was subsequently partially financed with a mortgage loan.
The aggregate maturities of mortgage loans as of March 31, 2020 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Aggregate Maturities
2020 (remainder)	$106.7
2021	53.2
2022	293.1
2023	371.1
2024	159.7
Thereafter	1,475.6
2,459.4
Unamortized debt premium	3.9
Unamortized loan fees	(12.4)
Total Mortgage Debt	$2,450.9

As of March 31, 2020, the Company was in compliance with all financial mortgage debt covenants.

NOTE 8—KW UNSECURED DEBT
The following table details KW unsecured debt as of March 31, 2020 and December 31, 2019:

(Dollars in millions)	March 31, 2020	December 31, 2019
Credit facility	$—	$—
Senior notes(1)	1,146.3	1,146.1
KW unsecured debt	1,146.3	1,146.1
Unamortized loan fees	(17.7)	(14.4)
Total KW Unsecured Debt	$1,128.6	$1,131.7
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt discount as of March 31, 2020 and December 31, 2019 was $3.7 million and $3.9 million, respectively.

Borrowings Under Credit Facilities
The Company, through a wholly-owned subsidiary, had a $700 million unsecured revolving credit and loan facility (the "A&R Facility") which included a $500 million revolving line of credit and a $200 million term loan facility. On March 25, 2020, the Company extended the A&R Facility's $500 million revolving line of credit (the "Second A&R Facility"). At the time of extension the revolving line of credit was undrawn and the term loan had been fully paid off. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s ("the Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2020, the Company was in compliance with these covenants.
The maximum amount drawn on the A&R Facility and the Second A&R Facility, as applicable, at any one point during the three months ended March 31, 2020 was $150.0 million. As of March 31, 2020, the Company did not have an outstanding balance on the A&R Facility with $500.0 million available to be drawn under the revolving credit facility.
There were no borrowings under A&R Facility and the Second A&R Facility, as applicable, during the three months ended March 31, 2020.
Senior Notes
Kennedy Wilson, Inc., (the "Issuer") has $1,150.0 million of 5.875% Senior Notes due 2024 (the "Notes"). The indenture governing the Notes contains various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the Notes limits the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2020, the maximum balance sheet leverage ratio was 0.72 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
As of March 31, 2020, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
The following table details KWE unsecured bonds as of March 31, 2020 and December 31, 2019:

(Dollars in millions)	March 31, 2020	December 31, 2019
KWE Bonds	$619.8	$662.9
KWE Euro Medium Term Note Programme	600.6	614.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,220.4	1,277.6
Unamortized loan fees	(3.0)	(3.4)
Total KWE Unsecured Bonds	$1,217.4	$1,274.2
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized premium (discount) as of March 31, 2020 and December 31, 2019 was $(2.9) million and $(3.1) million, respectively.
KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 ("KWE Bonds") that have a carrying value of $619.8 million and $662.9 million as of March 31, 2020 and December 31, 2019, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.5 billion based on March 31, 2020 exchange rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $603.4 million (based on March 31, 2020 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $600.6 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2020, Kennedy Wilson recognized a loss of $25.4 million in accumulated other comprehensive income due to the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of March 31, 2020, KWE was in compliance with these covenants.
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
During the three months ended March 31, 2020, Kennedy Wilson repurchased 858,496 shares for $16.6 million under the stock repurchase program. During the three months ended March 31, 2019, Kennedy Wilson repurchased 152,252 shares for $2.8 million under the previous stock repurchase program.
Dividend Distributions
Kennedy Wilson declared and paid the following cash distributions on its common stock:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$4.3	$3.3	$—	$—
Common Stock(1)	31.6	31.6	30.3	30.3

(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended March 31, 2020 and 2019, Kennedy Wilson recognized $8.6 million and $10.4 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during the three months ended March 31, 2020 and 2019 were net-share settled. The total shares withheld during the three months ended March 31, 2020 and 2019 were 409,716 shares and 250,287 shares, respectively. During the three months ended March 31, 2020 and 2019, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $9.1 million and $5.1 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
Accumulated Other Comprehensive Income (Loss)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation(1)	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2019	$(456.8)	$40.3	$(0.7)	$(417.2)
Unrealized (losses) gains, arising during the period	(18.0)	28.8	(7.4)	3.4
Amounts reclassified out of AOCI during the period, gross	0.2	—	—	0.2
Noncontrolling interests	1.5	—	—	1.5
Deferred taxes on unrealized gains (losses), arising during the period	1.3	(15.8)	1.8	(12.7)
Balance at March 31, 2020	$(471.8)	$53.3	$(6.3)	$(424.8)

(1) Includes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on Kennedy Wilson's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. Unrealized hedge gains were driven by hedges that the Company has on its GBP denominated investments, these gains were offset by hedges on euro denominated assets.
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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2020 and 2019:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2020	2019
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.9)	$(5.3)
Dividends allocated to participating securities	—	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(9.9)	(5.3)
Dividends declared on common shares	(31.6)	(30.4)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(41.5)	$(35.7)

Distributed earnings per share	$0.23	$0.21
Undistributed losses per share	(0.30)	(0.25)
Loss per basic and diluted share	(0.07)	(0.04)

Weighted average shares outstanding for basic and diluted(1)	140,210,705	139,756,358
Dividends declared per common share	$0.22	$0.21

(1) For the three months ended March 31, 2020 and 2019, a total of 14,091,050 and 2,039,710 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
NOTE 12—SEGMENT INFORMATION
Segment Presentation
The Company had historically presented Investments and Services as its two main operating segments. As the Company has expanded on its separate account and commingled fund platforms, it determined that the segment presentation detailed below is more informative. Unconsolidated investments that had historically been part of the Investments segment and are now included in the Co-Investment Portfolio segment. The Investment Management and Property Services businesses were historically included in the Services segment. The Investment Management business is now presented in the Co-Investment Portfolio segment. This combines the equity the Company invests as well as the fees it earns from its partners on co-investments into one segment to provide a better understanding of the total performance of these investments. As the Company has grown its Consolidated Portfolio and Co-Investment Portfolio the Property Services group has had a less significant impact on the Company's results and thus Property Services is now presented in Corporate.
Segments
The Company's operations are defined by two business segments: its Consolidated investment portfolio (the "Consolidated Portfolio") and its Co-Investment Portfolio

•
Consolidated Portfolio consists of the investments that the Company has made in real estate and real estate-related assets and consolidates on its balance sheet.  The Company typically wholly-owns the assets in its Consolidated Portfolio.

•
Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets through the commingled funds and joint ventures that it manages; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that it earns on its fee bearing capital.  The Company typically owns a 5-50% ownership interest in the assets in its Co-investment Portfolio.

In addition to the Company's two primary business segments the Company's Corporate segment includes, among other things, corporate overhead and the Property Services group.
Consolidated Portfolio
Consolidated Portfolio is a permanent capital vehicle focused on maximizing property cash flow. These assets are primarily wholly-owned and tend to have longer hold periods and the Company targets investments with accretive asset management opportunities. The Company typically focuses on office and multifamily assets in the Western United States and commercial assets in the United Kingdom and Ireland within this segment.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Co-Investment Portfolio
Co-investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) fees for managing its partners equity and (ii) rental income from its co-investments in these assets. The Company utilizes different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
KW Europe Fund II
During the three months ended March 31, 2020 we deconsolidated our investment in KW Europe Fund II as the Company no longer controls it. Amounts for KW Europe Fund II are in the Consolidated Portfolio segment in the prior period and in the Co-Investment Portfolio segment for the current period.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three months ended March 31, 2020 and 2019 and balance sheet data as of March 31, 2020 and December 31, 2019:

	Three Months Ended March 31, 2020

(Dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio	Corporate	Total
Revenue
Rental	$107.7	$—	$—	$107.7
Hotel	7.2	—	—	7.2
Investment management and property services fees	—	4.5	3.9	8.4
Total revenue	114.9	4.5	3.9	123.3
Expenses
Rental	36.7	—	—	36.7
Hotel	6.0	—	—	6.0
Commission and marketing	—	—	0.7	0.7
Compensation and related	11.9	4.6	14.9	31.4
General and administrative	5.6	1.7	2.2	9.5
Depreciation and amortization	45.5	—	—	45.5
Total expenses	105.7	6.3	17.8	129.8
Income from unconsolidated investments, net of depreciation and amortization	—	10.9	—	10.9
Gain on sale of real estate, net	44.2	—	—	44.2
Transaction-related expenses	(0.2)	—	—	(0.2)
Interest expense	(33.4)	—	(15.4)	(48.8)
Other (loss) income	(0.7)	—	0.9	0.2
Provision for income taxes	(5.1)	—	(0.6)	(5.7)
Net income (loss)	14.0	9.1	(29.0)	(5.9)
Net loss attributable to noncontrolling interests	0.3	—	—	0.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.3	$9.1	$(33.3)	$(9.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2019

(Dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio	Corporate	Total
Revenue
Rental	$115.8	$—	$—	$115.8
Hotel	15.0	—	—	15.0
Sale of real estate	1.1	—	—	1.1
Investment management and property services fees	—	5.1	3.7	8.8
Total revenue	131.9	5.1	3.7	140.7
Expenses
Rental	41.0	—	—	41.0
Hotel	14.6	—	—	14.6
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	—	1.0	1.0
Compensation and related	11.2	6.4	17.7	35.3
General and administrative	5.8	2.5	2.6	10.9
Depreciation and amortization	49.1	—	—	49.1
Total expenses	122.9	8.9	21.3	153.1
Income from unconsolidated investments, net of depreciation and amortization	—	41.7	—	41.7
Gain on sale of real estate, net	34.9	—	—	34.9
Transaction-related expenses	(0.8)	—	—	(0.8)
Interest expense	(37.1)	—	(18.2)	(55.3)
Other income (loss)	(2.8)	—	0.3	(2.5)
Provision for income taxes	(2.1)	—	(1.9)	(4.0)
Net income (loss)	1.1	37.9	(37.4)	1.6
Net income attributable to noncontrolling interests	(6.9)	—	—	(6.9)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.8)	$37.9	$(37.4)	$(5.3)

(Dollars in millions)	March 31, 2020	December 31, 2019
Total assets
Consolidated Portfolio	$5,373.8	$5,671.6
Co-Investment Portfolio	1,256.4	1,334.6
Corporate	317.8	298.3
Total assets	$6,948.0	$7,304.5

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
During the three months ended March 31, 2020, Kennedy Wilson generated pre-tax book loss of $0.2 million related to its global operations and recorded a tax expense of $5.7 million. The tax expense for the quarter is above the US statutory tax rate, primarily as a result of non-deductible executive compensation and an increase in the valuation allowance on deferred tax assets associated with the Company’s tax basis in excess of its book carrying value for its investment in the KWE partnership.

Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, December 31, 2018 and December 31, 2019.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. As of March 31, 2020, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $85.2 million and $85.2 million, respectively, while as of December 31, 2019, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $77.1 million and $72.6 million, respectively.

The CARES Act (the “Act”) was signed in law on March 27, 2020. The Act provides for carrybacks of 2018, 2019 and 2020 losses, retroactive cost recovery of qualified improvement property, increases in interest deduction allowances and accelerating the refund of prior alternative minimum taxes paid. The Company has performed a preliminary assessment of the CARES Act and has determined that the tax provisions of the Act will not have a significant impact on the Company’s taxes.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:
(1) Condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019; consolidating statements of operations for the three months ended March 31, 2020 and 2019; consolidating statements of comprehensive income for the three months ended March 31, 2020 and 2019; and condensed consolidating statements of cash flows for the three months ended March 31, 2020 and 2019, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2020 or 2019.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$45.8	$91.4	$528.4	$—	$665.6
Accounts receivable	—	—	12.9	34.7	—	47.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,064.3	2,651.5	—	4,715.8
Unconsolidated investments	—	13.4	473.9	769.1	—	1,256.4
Investments in and advances to consolidated subsidiaries	1,648.1	2,918.6	1,550.7	—	(6,117.4)	—
Other assets	—	8.9	64.8	188.9	—	262.6
Total assets	$1,648.1	$2,986.7	$4,258.0	$4,172.6	$(6,117.4)	$6,948.0

Liabilities and equity
Liabilities
Accounts payable	$—	$0.5	$2.0	$8.4	$—	$10.9
Accrued expenses and other liabilities	35.6	209.5	62.2	177.9	—	485.2
Mortgage debt	—	—	1,275.2	1,175.7	—	2,450.9
KW unsecured debt	—	1,128.6	—	—	—	1,128.6
KWE unsecured bonds	—	—	—	1,217.4	—	1,217.4
Total liabilities	35.6	1,338.6	1,339.4	2,579.4	—	5,293.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,612.5	1,648.1	2,918.6	1,550.7	(6,117.4)	1,612.5
Noncontrolling interests	—	—	—	42.5	—	42.5
Total equity	1,612.5	1,648.1	2,918.6	1,593.2	(6,117.4)	1,655.0
Total liabilities and equity	$1,648.1	$2,986.7	$4,258.0	$4,172.6	$(6,117.4)	$6,948.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$30.8	$6.4	$102.7	$434.0	$—	$573.9
Accounts receivable	—	—	13.9	38.2	—	52.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,052.3	3,027.9	—	5,080.2
Unconsolidated investments	—	18.2	526.0	790.4	—	1,334.6
Investments in and advances to consolidated subsidiaries	1,682.3	3,037.5	1,660.5	—	(6,380.3)	—
Other assets	—	—	61.1	202.6	—	263.7
Total assets	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Liabilities
Accounts payable	$—	$0.9	$3.4	$16.1	$—	20.4
Accrued expense and other liabilities	34.4	247.2	59.7	176.7	—	518.0
Mortgage debt	—	—	1,315.9	1,325.1	—	2,641.0
KW unsecured debt	—	1,131.7	—	—	—	1,131.7
KWE unsecured bonds	—	—	—	1,274.2	—	1,274.2
Total liabilities	34.4	1,379.8	1,379.0	2,792.1	—	5,585.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,678.7	1,682.3	3,037.5	1,660.5	(6,380.3)	1,678.7
Noncontrolling interests	—	—	—	40.5	—	40.5
Total equity	1,678.7	1,682.3	3,037.5	1,701.0	(6,380.3)	1,719.2
Total liabilities and equity	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$48.3	$59.4	$—	$107.7
Hotel	—	—	—	7.2	—	7.2
Investment management and property services fees	—	—	7.6	0.8	—	8.4
Total revenue	—	—	55.9	67.4	—	123.3
Expenses
Rental	—	—	17.6	19.1	—	36.7
Hotel	—	—	—	6.0	—	6.0
Commission and marketing	—	—	0.7	—	—	0.7
Compensation and related	8.9	9.8	11.2	1.5	—	31.4
General and administrative	—	4.8	3.3	1.4	—	9.5
Depreciation and amortization	—	0.4	19.4	25.7	—	45.5
Total expenses	8.9	15.0	52.2	53.7	—	129.8
Income from unconsolidated subsidiaries	—	(1.0)	(2.8)	14.7	—	10.9
Income from consolidated subsidiaries	2.9	33.9	45.5	—	(82.3)	—
Gain on sale of real estate, net	—	—	—	44.2	—	44.2
Transaction-related expenses	—	—	—	(0.2)	—	(0.2)
Interest expense	—	(15.4)	(12.7)	(20.7)	—	(48.8)
Other income (loss)	—	0.9	—	(0.7)	—	0.2
Income (loss) before benefit from (provision for) income taxes	(6.0)	3.4	33.7	51.0	(82.3)	(0.2)
Benefit from (provision for) income taxes	—	(0.6)	0.2	(5.3)	—	(5.7)
Net income (loss)	(6.0)	2.8	33.9	45.7	(82.3)	(5.9)
Net income attributable to the noncontrolling interests	—	—	—	0.3	—	0.3
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(10.3)	$2.8	$33.9	$46.0	$(82.3)	$(9.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$42.3	$73.5	$—	$115.8
Hotel	—	—	—	15.0	—	15.0
Sale of real estate	—	—	—	1.1	—	1.1
Investment management and property services fees	—	—	8.2	0.6	—	8.8
Total revenue	—	—	50.5	90.2	—	140.7
Expenses
Rental	—	—	15.2	25.8	—	41.0
Hotel	—	—	—	14.6	—	14.6
Cost of real estate sold	—	—	—	1.2	—	1.2
Commission and marketing	—	—	1.0	—	—	1.0
Compensation and related	10.4	13.8	9.7	1.4	—	35.3
General and administrative	—	5.0	4.3	1.6	—	10.9
Depreciation and amortization	—	0.3	15.1	33.7	—	49.1
Total expenses	10.4	19.1	45.3	78.3	—	153.1
Income from unconsolidated investments	—	0.2	0.8	40.7	—	41.7
Income from consolidated subsidiaries	12.0	50.7	56.0	—	(118.7)	—
Gain on sale of real estate, net	—	—	—	34.9	—	34.9
Transaction-related expenses	—	—	(0.1)	(0.7)	—	(0.8)
Interest expense	—	(18.2)	(12.1)	(25.0)	—	(55.3)
Other income	—	0.3	0.1	(2.9)	—	(2.5)
Income before provision for income taxes	1.6	13.9	49.9	58.9	(118.7)	5.6
Provision for income taxes	—	(1.9)	0.8	(2.9)	—	(4.0)
Net income	1.6	12.0	50.7	56.0	(118.7)	1.6
Net income attributable to the noncontrolling interests	—	—	—	(6.9)	—	(6.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$1.6	$12.0	$50.7	$49.1	$(118.7)	$(5.3)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(6.0)	$2.8	$33.9	$45.7	$(82.3)	$(5.9)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(16.8)	(16.8)	(49.3)	(15.7)	81.8	(16.8)
Amounts reclassified out of AOCI during the period	0.2	0.2	—	0.2	(0.4)	0.2
Unrealized currency derivative contracts gains	13.0	13.0	48.3	(35.3)	(26.0)	13.0
Unrealized loss on interest rate swaps	(5.6)	(5.6)	—	—	5.6	(5.6)
Total other comprehensive (loss) income for the period	$(9.2)	$(9.2)	$(1.0)	$(50.8)	$61.0	$(9.2)

Comprehensive loss	$(15.2)	$(6.4)	$32.9	$(5.1)	$(21.3)	$(15.1)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.8	—	1.8
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$(15.2)	$(6.4)	$32.9	$(3.3)	$(21.3)	$(13.3)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$1.6	$12.0	$50.7	$56.0	$(118.7)	$1.6

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(18.3)	(18.3)	7.9	(18.3)	28.7	(18.3)
Unrealized currency derivative contracts gain	32.9	32.9	(8.0)	40.9	(65.8)	32.9
Total other comprehensive income for the period	$14.6	$14.6	$(0.1)	$22.6	$(37.1)	$14.6

Comprehensive income	$16.2	$26.6	$50.6	$78.6	$(155.8)	$16.2
Comprehensive income attributable to noncontrolling interests	—	—	—	(4.6)	—	(4.6)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$16.2	$26.6	$50.6	$74.0	$(155.8)	$11.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.1)	$(70.3)	$(13.8)	$47.6	$(36.6)
Cash flows from investing activities:
Issuance of loans	—	(6.3)	—	—	(6.3)
Proceeds from collection of loans	—	—	—	33.0	33.0
Net proceeds from sale of consolidated real estate	—	—	—	182.0	182.0
Capital expenditures to real estate	—	—	(17.3)	(20.2)	(37.5)
Distributions from unconsolidated investments	—	4.0	31.4	43.9	79.3
Contributions to unconsolidated investments	—	(0.1)	(13.7)	(31.5)	(45.3)
Proceeds from development project assets	—	—	—	2.3	2.3
Proceeds from settlement of foreign forward contracts	—	—	32.5	—	32.5
Distributions from (investments in) consolidated subsidiaries, net	29.8	116.4	13.0	(159.2)	—
Net cash provided by investing activities	29.8	114.0	45.9	50.3	240.0
Cash flows from financing activities:
Borrowings under mortgage debt	—	—	6.7	16.0	22.7
Repayment of mortgage debt	—	—	(50.1)	(1.5)	(51.6)
Payment of debt issue costs	—	(4.3)	—	—	(4.3)
Repurchase and retirement of common stock	(25.6)	—	—	—	(25.6)
Common dividends paid	(31.6)	—	—	—	(31.6)
Preferred dividends paid	(3.3)	—	—	—	(3.3)
Issuance of shareholder loans from noncontrolling interests	—	—	—	0.3	0.3
Contributions from noncontrolling interests	—	—	—	0.3	0.3
Distributions to noncontrolling interests	—	—	—	(0.2)	(0.2)
Net cash (used in) provided by financing activities	(60.5)	(4.3)	(43.4)	14.9	(93.3)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(18.4)	(18.4)
Net change in cash and cash equivalents	(30.8)	39.4	(11.3)	94.4	91.7
Cash and cash equivalents, beginning of period	30.8	6.4	102.7	434.0	573.9
Cash and cash equivalents, end of period	$—	$45.8	$91.4	$528.4	$665.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$0.2	$(61.6)	$(1.4)	$37.7	$(25.1)
Cash flows from investing activities:
Issuance of loans	—	—	(0.4)	—	(0.4)
Additions to non refundable escrow deposits	—	(5.0)	—	—	(5.0)
Net proceeds from sale of consolidated real estate	—	—	—	177.3	177.3
Capital expenditures to real estate	—	—	(10.3)	(46.6)	(56.9)
Distributions from unconsolidated investments	—	0.8	1.7	3.1	5.6
Contributions to unconsolidated investments	—	(0.4)	(14.2)	(5.7)	(20.3)
Additions to development project assets	—	—	—	(1.2)	(1.2)
Proceeds from development project assets	—	—	—	1.7	1.7
Distributions from (investments in) consolidated subsidiaries, net	38.0	100.4	40.0	(178.4)	—
Net cash provided by (used in) investing activities	38.0	95.8	16.8	(49.8)	100.8
Cash flows from financing activities:
Repayment of shareholder loans to noncontrolling interests	—	—	—	(10.7)	(10.7)
Borrowings under mortgage debt	—	—	—	296.9	296.9
Repayment of mortgage debt	—	—	(0.3)	(251.1)	(251.4)
Payment of debt issue costs	—	—	—	(2.1)	(2.1)
Repurchase and retirement of common stock	(7.9)	—	—	—	(7.9)
Common dividends paid	(30.3)	—	—	—	(30.3)
Contributions from noncontrolling interests	—	—	—	5.3	5.3
Distributions to noncontrolling interests	—	—	—	(122.7)	(122.7)
Net cash used in financing activities	(38.2)	—	(0.3)	(84.4)	(122.9)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	2.1	2.1
Net change in cash and cash equivalents	—	34.2	15.1	(94.4)	(45.1)
Cash and cash equivalents, beginning of period	—	1.9	101.9	384.2	488.0
Cash and cash equivalents, end of period	$—	$36.1	$117.0	$289.8	$442.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15—SUBSEQUENT EVENTS
The Company drew $200 million under its Second A&R Facility during the second quarter and currently has $300 million available to draw. The Company made the draw in order to strengthen its cash position and has not used the cash from the draw as of the date of this filing.

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

COVID-19 Impact
The following discussion is intended to provide shareholders with certain information regarding the impact of the COVID-19 pandemic on our business and management’s efforts to respond to the same. The pandemic commenced during the first quarter of 2020 and the duration and magnitude of it are uncertain at this time. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of May 4, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the second quarter of 2020 and future periods. Please also see Part I. Item 1A "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. "Risk Factors" of this report
Health and Safety of our Employees and Tenants
Our primary objective during the COVID-19 pandemic has been to protect the health and safety of our employees as well as the tenants and service providers across our portfolio. With the exception of a handful of employees working in essential functions, our employees have been working remotely and we have implemented global travel restrictions. Our IT infrastructure and communications are robust and we are focused on maintaining business continuity, while doing our share to support each community where we do business. The daily operations of our business are not materially directly dependent on the supply chain or production chain that may be disrupted due to the pandemic.
Impact to the Global Economy and Jurisdictions we Invest in
As a result of the unprecedented measures taken across the globe, the disruption and impact of the COVID-19 pandemic to the global economy and financial markets has been significant. Nearly all the markets in which we operate in have enacted some form of "shelter in place" or stay at home order. California, Washington, Ireland and the United Kingdom have had these measures in place from the middle of March and are expected to stay in place through the filing of this report. These precautions have led to the shutdown of nonessential services which has led to closures of stores in our retail portfolio, limited business operations of some of our office tenants, and the closure of the Shelbourne hotel. In addition, the economic impact of the pandemic may lead to some of our multifamily tenants having difficulty in making rental payments on time, or at all.
There are concerns that this this pandemic, could trigger, or has already triggered, a period of prolonged global economic slowdown or global recession. The Department of Labor has reported that as of April 23, 2020 over 26 million Americans filed for unemployment over the previous five weeks, with many sectors of the economy at a virtual standstill. The Bureau of Economic Analysis ("BEA") reported on April 29, 2020 that the U.S. Gross Domestic Product ("GDP") shrank 4.8% in the first quarter 2020 which represents the biggest contraction since the financial crisis of 2008.
On Marcy 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. In addition, on April 24, 2020, the President signed the Paycheck Protection Program ("PPP") and Health Care Enhancement Act into law, which provides an additional $484 billion relief package to primarily assist distressed small businesses and to prevent them from shutting their operations and laying off their employees. We continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from the CARES Act and PPP.

Liquidity
Kennedy Wilson has a strong financial and capital position to withstand the potential near-term cash flow impact caused by the COVID-19 pandemic. As of March 31, 2020, we have $665.6 million of cash on our consolidated balance sheet. On March 25, 2020 we extended our existing $500 million unsecured corporate revolving credit facility (the "revolving credit facility") to March 25, 2024 (the "Second A&R Facility"). The Second A&R Facility can be extended for an additional year. The Second

A&R Facility has an interest rate equal to LIBOR plus a spread of 1.75% to 2.50%, compared to a spread of 1.75% to 2.75% previously. The aggregate amount of the line of credit may be increased, not to exceed $1 billion with certain approvals from lenders within the Second A&R Facility.
In addition, subsequent to March 31, 2020, we drew $200 million, which we have not used as of the date of this filing, on our revolving credit facility in order to strengthen our cash position and have $300 million available to draw. Our pro forma cash position is $865.6 million as of March 31, 2020 taking into account our line of credit draw mentioned above. As of March 31, 2020 we have 4.7 weighted average years to maturity on our debt obligations. We have limited debt maturities over 2020 and 2021, which total $117.4 million and $119.2 million, respectively, which are secured by non-recourse property-level financings and represent only 4% of our total outstanding debt obligations. We are in compliance with all our debt covenants as of March 31, 2020.
First Quarter Highlights

•	For the three months ended March 31, 2020 we had net loss attributable to Kennedy-Wilson Holdings, Inc common shareholders of $9.9 million as compared to $5.3 million for the comparable prior period.

•
For the three months ended March 31, 2020 we had Adjusted EBITDA of $112.0 million as compared to $120.2 million for the prior period. The decrease is due to higher fair value gains on our VHH portfolio in the prior period offset by higher gain on sales of non-core assets and NOI from our Co-Investments Portfolio

•	Increased fee bearing capital to $3.3 billion as of March 31, 2020, a 10% increase from December 31, 2019

•	Same property NOI increased 1.4% for the three months ended March 31, 2020 as compared to three months ended March 31, 2019

•	Extended line of credit as discussed above
Investment portfolio and April 2020 Rent Collections
Our investment portfolio is diverse both geographically and by product type. In the United States, our portfolio is focused in the western part of the country. In Europe, our portfolio is primarily located in Dublin, Ireland and the United Kingdom.
As of May 4, 2020, we have collected a total of 91% of our share of April 2020 rents from our properties in our global investment portfolio. As of March 31, 2020, 86% of the total rents that we collect are generated from our global multifamily and office properties.

Global Multifamily Property Portfolio Rents and Leasing Update

As of May 4, 2020, we have collected 96% of the April 2020 rent from our properties that sit in our global multifamily property portfolio. We may benefit from certain of our tenants taking advantage of the protections provided to them in the CARES Act in the United States and the COVID-19 pandemic unemployment payment scheme in Ireland, both of which provides a package of unemployment benefits for eligible applicants. Our multifamily tenants typically pay through direct debit transactions and tenants within our affordable unit portfolio generally receive some assistance from various government programs which helps enhance our collection efforts. As the pandemic continues, however, some of our multifamily tenants may have difficulty in making rental payments on time, or at all.
Since the onset of the COVID-19 pandemic our multifamily group has rolled out initiatives and achieved the following accomplishments:
•Signed over 550 leases in April 2020, which exceeded the number of leases signed in April 2019

•	Placed greater emphasis on virtual paperless leasing capabilities

•	Currently building out the virtual tour experience with updated video and 360-degree imagery at certain of our assets

•	Occupancy has remained flat at 93.4% and in-place rents have increased slightly by 0.93% since March 31, 2020

Global Commercial Property Portfolio Rents and Leasing Update
As of May 4, 2020, we have collected 96% of the April 2020 rent from properties that sit in our global office property portfolio and 51% of April 2020 rents from the properties that sit in our global retail property portfolio. In the United Kingdom and Ireland, commercial rents are typically paid quarterly and, to the extent we have received rental payments from tenants they are paid through the end of June 2020. As of March 31, 2020, 11% of the total rents that we collect are generated from our global retail portfolio. We have received a number of rent relief requests from tenants, which we believe to be the case with most retail landlords, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. We have been informing and assisting our U.S. tenants with securing PPP loans established by the CARES Act that should provide such tenants with the needed relief to, among other things, satisfy lease obligations.
We also have a small number of investments in assets located in Spain and Italy that sit in our global commercial property portfolio. All of our Italian properties are fully occupied by government agencies and they have prepaid rent through the end of June. As of May 4, 2020, we have collected 10% of the April 2020 rent at our Spanish retail properties. The Spanish portfolio comprises 1% of our global portfolio monthly rental collections.
Since the onset of the COVID-19 pandemic our commercial group has achieved the following accomplishments:

•	During the quarter ended March 31, 2020, we closed on 59 leasing deals across 472k sq. ft.

◦	In the Western United States, we closed 15 leasing deals across 199k sq. ft

◦	In United Kingdom and Ireland, we closed 44 leasing deals across 273k sq. ft

•	Despite the COVID-19 pandemic we have managed to sign eight new leases across 83k sq. ft since March 31, 2020.

Global Development and Hotel Update
In our development and redevelopment portfolio we have experienced some delays but we do not expect material cost increases as we have fixed-rate construction contracts on projects that are currently under construction and for projects that are in early phases we have not had to halt activities as we are mainly in pre-construction phase and are able to continue progress on projects. We are near completion on the third phase of Clancy Quay apartments in Dublin, Ireland that only has landscaping, minor cosmetic updates and preparing for lease up before its launch. This phase consists of 265 units and will bring the total Clancy Quay unit total to 865 units. Given the project is near completion when the government stay at home order was announced, we do not anticipate any construction cost increases with respect to such project and expect only a minor delay in leasing.
We voluntarily closed the Shelbourne hotel on March 15, 2020 and have experienced cancellations of events and bookings through June. Revenues for March were down 60% compared to the prior year as we were not open for the busy St. Patrick's Day holiday. As of May 4, 2020, the property is still closed.
Investment Activity
Investment activity may be minimal through the second quarter and potentially into the second half of the year. This slowdown in investment transactions may impact our ability to sell properties over the course of the year and our ability to generate cash and gains from the sale of real estate. However, due to our strong deal-sourcing relationship network and our track record of investing in periods of distress, we have been approached by various capital providers interested in investment opportunities we might be able to find during this period of uncertainty. As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our people and prudently managing our business to deliver long-term growth.
Company Overview
We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners. We have 315 employees in 14 offices throughout the United States, the United Kingdom, Ireland and Spain. As of March 31, 2020, our IMRES AUM stood at $18.5 billion. The real estate that we hold in our global portfolio consists primarily of (48%) multifamily apartments and (51%) commercial offices based on Consolidated Portfolio NOI and Co-Investment Portfolio NOI. Geographically, we focus on the Western United States (55%) , the United Kingdom (23%) and Ireland (18%) (including 3% in other).
Our investment activities involve ownership of 10,674 multifamily units, 10.8 million square feet of commercial space and one hotel that are consolidated on our financial statements with revenues of $114.9 million, balance sheet net operating income ("Consolidated Portfolio NOI") of $70.3 million during the three months ended March 31, 2020 and IMRES AUM of $6.1 billion. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our Joint-Ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of March 31, 2020, our fee-bearing capital was $3.3 billion and we received $3.5 million in investment management fees from equity partners in these vehicles during the quarter. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage. As of March 31, 2020, we held ownership interests in 19,322 multifamily units, 11.3 million square feet of commercial space, and one hotel which are held through joint ventures and three commingled funds that we manage (collectively unconsolidated investments on our financial statements). For the quarter ended March 31, 2020, these joint ventures and commingled funds that we manage generated revenues and Co-Investment NOI of $40.6 million and $29.9 million, respectively, and had an IMRES AUM of $8.7 billion. In our Co-investment Portfolio 86% of our carrying value is accounted for at fair value. The revenue and Co-Investment NOI amounts above include the operations of the underlying investments but exclude any fair value adjustments. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
In addition to our income producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our share of development project costs with respect to these investments are estimated at $733.0 million over the next four years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.
Investment Approach
The following is our investment approach:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms in our target markets

•	Develop local intelligence and create long-lasting relationships, primarily with financial institutions and the brokerage community

•
Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term

•	Acquire high quality assets, either on our own or through investment management platform with strategic partners

•	Reposition assets to enhance cash flows post-acquisition

•
Disposing of non-core assets or assets that have completed their business plans and investing the proceeds from such sales into value add capital expenditures, development and acquisitions with higher expected rent growth or recurring net operating income than assets sold

•	Explore development opportunities or acquire development assets that fit within our overall investment strategy

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
During the last five years, occupancy, growth of NOI and Adjusted EBITDA of KW was as follows (at share):

	Three Months Ended March 31,
($ in millions, except fee bearing capital which $ in billions)	2020	2019	2018	2017	2016
Multifamily Occupancy	94.9%	94.7%	94.3%	93.9%	94.9%
% growth	0.2%	0.4%	0.4%	(1.1)%
Commercial Occupancy	92.3%	93.1%	95.6%	90.8%	91.2%
% growth	(0.9)%	(2.6)%	5.3%	(0.4)%
Consolidated Portfolio NOI(1)	70.3	72.0	90.7	51.7	44.3
% growth	(2.4)%	(20.6)%	75.4%	16.7%
Co-Investment Portfolio NOI(1)	29.9	16.5	13.2	11.7	13.2
% growth	81.2%	25.0%	12.8%	(11.4)%
Adjusted EBITDA(1)	112.0	120.2	122.6	77.3	71.8
% growth	(6.8)%	(2.0)%	58.6%	7.7%
Fee-bearing capital(2)	3.3	2.3	1.9	1.6	1.4
% growth	43.5%	21.1%	18.8%	14.3%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
(2) Amounts in fee-bearing capital exclude $1.3 billion and $1.8 billion as of March 31, 2017 and 2016 relating to KWE prior to it being wholly-owned.
Business Segments

Our operations are defined by two business segments: our consolidated investment portfolio (the "Consolidated Portfolio") and our co-investment portfolio (the "Co-Investment Portfolio")

•
Our Consolidated Portfolio consists of the investments in real estate and real estate-related assets that we have made and consolidate on our balance sheet.  We typically wholly-own the assets in our Consolidated Portfolio.

•
Our Co-investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets that we have made through the commingled funds and joint ventures that we manage; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that we earn on our fee bearing capital.  We typically own a 5-50% ownership interest in the assets in our Co-investment Portfolio.

In addition to our two primary business segments our Corporate segment includes, among other things, our corporate overhead and our property services group.
Consolidated Portfolio
Our Consolidated Portfolio is a permanent capital vehicle focused on maximizing property cash flow. These assets are primarily wholly-owned and tend to have longer hold periods and we target investments with accretive asset management opportunities. We typically focus on office and multifamily assets in the Western United States and commercial assets in the United Kingdom and Ireland within this segment.
The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio as of March 31, 2020 and December 31, 2019:

($ in millions)	March 31, 2020	December 31, 2019
Cash(1)	$438.0	$338.8
Real Estate	4,715.8	5,080.2
Accounts receivable and other assets	161.8	198.3
Total Assets	$5,315.6	$5,617.3

Accounts payable	10.2	18.4
Accrued expenses	213.4	210.3
Mortgage debt	2,450.9	2,641.0
KWE bonds	1,217.4	1,274.2
Total Liabilities	3,891.9	4,143.9

Equity	$1,423.7	$1,473.4
(1)Excludes $227.6 million and $235.1 million as of March 31, 2020 and December 31, 2019 of corporate non-property level cash.
Co-Investments Portfolio
We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the balance sheet of our Co-Investment Portfolio at our share of the underlying investments as of March 31, 2020 and December 31, 2019:

($ in millions)	March 31, 2020	December 31, 2019
Cash	$84.4	$60.7
Real Estate	2,343.9	2,460.9
Loans	21.0	13.0
Accounts receivable and other assets	125.6	165.3
Total Assets	$2,574.9	$2,699.9

Accounts payable and accrued expenses	79.6	81.0
Mortgage debt	1,217.9	1,271.3
Total Liabilities	1,297.5	1,352.3

Equity	$1,256.4	$1,334.6
Commingled funds
We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S. based funds focus on value add properties that have an expected hold period of 5 to 7 years. Our European fund, KW Real Estate II ("KW Europe Fund II"), focuses value add commercial properties in the United Kingdom and Ireland that also have expected hold periods of 5 to 7 years. Prior to March 31, 2020 the KW Europe Fund II was controlled by us and consolidated in our financial results and included in the Consolidated Portfolio segment. As of March 31, 2020, KW Europe Fund II is now deconsolidated As of March 31, 2020, our weighted average ownership interest in the commingled funds that we manage was 12%.
Separate accounts
We have several equity partners whereby we act as the general partner and receive investment management fees including potential acquisition, disposition, financing, construction management, performance and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of March 31, 2020, our weighted average ownership interest in the various joint ventures that we manage was 45%
VHH
Through our Vintage Housing Holdings ("VHH") partnership we acquire and develop income and age restricted properties. VHH provides an affordable, long-term solution for qualified working families and active senior citizens, coupled with community services and modern amenities. VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. We are entitled to 50% of the operating cashflows from the VHH partnership in addition to any investing distributions we receive from federal tax credits or refinancing activity at the property level.
When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of March 31, 2020, the VHH portfolio includes 7,369 stabilized rental units with another 2,613 units currently under stabilization, development or undergoing entitlements in the Western United States.
We acquired our ownership interest in VHH in 2015 for approximately $80 million.  As of March 31, 2020 we have contributed an additional $87.0 million into VHH and have received $172.6 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $154.9 million as of March 31, 2020. We have taken $122.7 million worth of fair value gains on our investment in VHH including $3.4 million during the three months ended March 31, 2020.
Investment Types
The following are product types we invest in through our Consolidated Portfolio and Co-Investment Portfolio segments:

Multifamily
We pursue multifamily acquisition opportunities where we can unlock and enhance asset value through a myriad of strategies, including institutional management, asset renovation and rehabilitation, repositioning and creative recapitalization. We focus primarily on apartment communities in supply-constrained, infill markets.
As of March 31, 2020, we hold 114 assets that include10,674 Consolidated Portfolio multifamily apartment units and 19,322 units within our Co-Investment Portfolio. Our largest Western United States multifamily region is the Pacific Northwest, primarily the greater Seattle area and Portland. The remainder of the Western United States portfolio is located in Northern and Southern California and the Mountain States region, which includes Utah, Idaho, Montana, Colorado and Nevada. In Ireland we focus on Dublin city center and the suburbs of the city.
Our asset management strategy entails installing strong property management teams to drive leasing activity and upkeep of the properties. We also add amenities designed to promote health and wellness, celebrate local and cultural events and enhance the lives of residents living in our communities. We also incorporate spaces for rest and socialization across our global multifamily portfolio, including clubhouses, fitness centers, business suites, outdoor play areas, pools and dog parks.
Through our VHH platform discussed above we also focus on affordable units based on income or age restrictions.
Commercial
Our investment approach for office acquisitions criteria differs across our various investment platforms. For our Consolidated Portfolio we look to invest in large high quality properties with high replacement costs. In our separate account portfolios our partners have certain characteristics whether it be location, financing (unencumbered properties) or hold period. The commingled funds typically look for opportunities that have a value-add component that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
Our retail portfolio has different characteristics based on the geographic markets wherein the properties are located. In Europe, we have a mixture of high street retail, suburban shopping centers and leisure assets which are mainly located in the United Kingdom as well as Dublin and Madrid. In our Western United States retail portfolio, we invest in shopping centers that are generally grocery anchored.
Our industrial portfolio consists mainly of distribution centers located in the United Kingdom.
As of March 31, 2020, we hold investments in 171 commercial properties, totaling over 22.1 million square feet, predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy.
Development and Redevelopment

We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential, Loan and Other section below, these initiatives may ultimately result in income-producing assets. As of March 31, 2020 we have 4,430 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 35% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail on these investments.
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of March 31, 2020, we own one Consolidated Portfolio operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will contain 150 rooms in Kona, Hawaii and a hotel property in Hawaii that consists of 72 rooms which is owned in one of our co-mingled funds.
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
We acquire performing and non-performing loans and/or originate loans secured by real estate.
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
As of March 31, 2020, we hold 27 investments that are primarily comprised of 251 residential units/lots and 3,881 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of March 31, 2020, these investments had a gross asset value of $316.6 million and the Company had a weighted average ownership in such investments of 68%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Fair Value Investments

As of March 31, 2020, $1,081.6 million or 86% of our investments in our Co-Investment Portfolio (16% of total assets) are held at estimated fair value. We have elected fair value options or are carrying commingled fund investments at fair value for these unconsolidated investments in order to report the change in the value in the underlying investments in the results of our current operations. As of March 31, 2020, there were cumulative fair value gains of $204.3 million which comprises 19% of the $1,081.6 million carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH has taken $122.7 million of the $204.3 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the three months ended March 31, 2020, we recognized $1.9 million and $1.1 million, respectively, of fair value losses and performance fee write downs on co-investment portfolio investments.

In determining these estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and may not be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. As such, below are ranges of the key metrics included in determining these estimated values as of March 31, 2020.

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.75% — 5.00%	6.25% — 8.00%
Office	4.00% — 7.50%	5.00% — 9.00%
Retail	6.50% — 8.75%	8.00% — 11.75%
Hotel	6.00% — 6.00%	7.50% — 8.25%
Residential	N/A	12.00% — 12.00%

In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.30% to 4.62%.

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

The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. The existence of the pandemic commenced in the United States and European markets where we own assets near the middle of March 2020 with the general economic impact of the pandemic accelerating in April 2020 and the impact on the unobservable inputs into the fair value measurements, for the most part, was negligible as of March 31, 2020. The future impact of the COVID-19 pandemic on these unobservable inputs is not susceptible to estimation at this time. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement could change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

Selected Financial Data
In order to help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2020 dating back to 2016.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
GAAP
Revenues	$123.3	$140.7	$190.1	$165.6	$170.0
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(9.9)	(5.3)	(2.4)	0.8	14.9
Basic (loss) income per share of common stock	(0.07)	(0.04)	(0.02)	—	0.13
Diluted (loss) income per share of common stock	(0.07)	(0.04)	(0.02)	—	0.13
Dividends declared per share of common stock	0.22	0.21	0.19	0.17	0.14
Non-GAAP(1)
Adjusted EBITDA	112.0	120.2	122.6	77.3	71.8
Adjusted EBITDA percentage change	(7)%	(2)%	59%	8%	—%
Adjusted Net Income	44.8	53.9	63.2	42.7	38.3
Adjusted Net Income percentage change	(17)%	(15)%	48%	11%	—%
Adjusted Fees	7.5	14.7	21.1	27.6	30.0
Adjusted Fees percentage change	(49)%	(30)%	(24)%	(8)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of March 31, 2020 and as of December 31, 2019 through 2016:

	March 31,	December 31,
(in millions)	2020	2019	2018	2017	2016
Cash and cash equivalents	$665.6	$573.9	$488.0	$351.3	$885.7
Total assets	6,948.0	7,304.5	7,381.8	7,724.8	7,656.6
Mortgage debt	2,450.9	2,641.0	2,950.3	3,156.6	2,770.4
KW unsecured debt	1,128.6	1,131.7	1,202.0	1,179.4	934.1
KWE unsecured bonds	1,217.4	1,274.2	1,260.5	1,325.9	1,185.7
Kennedy Wilson equity	1,612.5	1,678.7	1,246.7	1,365.6	1,048.0
Noncontrolling interests	42.5	40.5	184.5	211.9	1,295.1
Total equity	1,655.0	1,719.2	1,431.2	1,577.5	2,343.1
Common shares outstanding	143.5	142.3	143.2	151.6	115.7
Investment Management and Real Estate Services Assets under Management (IMRES AUM)
IMRES AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans and investments in joint ventures. Our IMRES AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our IMRES AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned through our Consolidated and Co-Investment Portfolios and third-party assets we manage through our Property Services group. Committed (but unfunded) capital from investors in our sponsored funds is not included in our IMRES AUM. The estimated value of development properties is included at estimated completion cost.
The table below details the changes our IMRES AUM for the three months ended March 31, 2020:

(in millions)	December 31, 2019	Increases	Decreases	March 31, 2020
IMRES AUM	$18,144.0	$941.2	$(594.7)	$18,490.5
IMRES AUM decreased 1.9% to approximately $18.5 billion as of March 31, 2020. The decrease is due to dispositions of assets from the Consolidated Portfolio and the reduction of assets under management in our property services group. This is offset by increases due to appreciation in the value of its investments and acquisition of investments mainly within our commingled funds and separate account structures.
Foreign Currency and Currency Derivative Instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31, 2020
(Dollars in millions)	Consolidated	Co-Investment	Corporate	Total
Revenue
Rental	$107.7	$—	$—	$107.7
Hotel	7.2	—	—	7.2
Investment management and property services fees	—	4.5	3.9	8.4
Total revenue	114.9	4.5	3.9	123.3
Expenses
Rental	36.7	—	—	36.7
Hotel	6.0	—	—	6.0
Commission and marketing	—	—	0.7	0.7
Compensation and related	11.9	4.6	14.9	31.4
General and administrative	5.6	1.7	2.2	9.5
Depreciation and amortization	45.5	—	—	45.5
Total expenses	105.7	6.3	17.8	129.8
Income from unconsolidated investments, net of depreciation and amortization	—	10.9	—	10.9
Gain on sale of real estate, net	44.2	—	—	44.2
Transaction-related expenses	(0.2)	—	—	(0.2)
Interest expense	(33.4)	—	(15.4)	(48.8)
Other (loss) income	(0.7)	—	0.9	0.2
Provision for income taxes	(5.1)	—	(0.6)	(5.7)
Net income (loss)	14.0	9.1	(29.0)	(5.9)
Net loss attributable to the noncontrolling interests	0.3	—	—	0.3
Preferred dividends	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	14.3	9.1	(33.3)	(9.9)
Add back (less):
Interest expense	33.4	—	15.4	48.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	8.1	—	8.1
Depreciation and amortization	45.5	—	—	45.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.7	—	1.7
Provision for income taxes	5.1	—	0.6	5.7
Kennedy Wilson's share of provision for income taxes included in unconsolidated investments	—	1.1	—	1.1
Fees eliminated in consolidation	(0.1)	—	0.1	—
EBITDA adjustments attributable to noncontrolling interests	(1.9)	—	—	(1.9)
Preferred dividends	—	—	4.3	4.3
Share-based compensation	—	—	8.6	8.6
Adjusted EBITDA(1)	$96.3	$20.0	$(4.3)	$112.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31, 2019
(Dollars in millions)	Consolidated	Co-Investment	Corporate	Total

Revenue
Rental	$115.8	$—	$—	$115.8
Hotel	15.0	—	—	15.0
Sale of real estate	1.1	—	—	1.1
Investment management and property services fees	—	5.1	3.7	8.8
Total revenue	131.9	5.1	3.7	140.7
Expenses
Rental	41.0	—	—	41.0
Hotel	14.6	—	—	14.6
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	—	1.0	1.0
Compensation and related	11.2	6.4	17.7	35.3
General and administrative	5.8	2.5	2.6	10.9
Depreciation expense	49.1	—	—	49.1
Total expenses	122.9	8.9	21.3	153.1
Income from unconsolidated investments, net of depreciation and amortization	—	41.7	—	41.7
Gain on sale of real estate, net	34.9	—	—	34.9
Transaction-related expenses	(0.8)	—	—	(0.8)
Interest expense	(37.1)	—	(18.2)	(55.3)
Other income	(2.8)	—	0.3	(2.5)
Provision for income taxes	(2.1)	—	(1.9)	(4.0)
Net income (loss)	1.1	37.9	(37.4)	1.6
Net income attributable to the noncontrolling interests	(6.9)	—	—	(6.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(5.8)	37.9	(37.4)	(5.3)
Add back (less):
Interest expense	37.1	—	18.2	55.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	8.5	—	8.5
Depreciation and amortization	49.1	—	—	49.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.1	—	2.1
Benefit from income taxes	2.1	—	1.9	4.0
Fees eliminated in consolidation	(3.7)	3.0	0.7	—
EBITDA adjustments attributable to noncontrolling interests	(3.9)	—	—	(3.9)
Share-based compensation	—	—	10.4	10.4
Adjusted EBITDA(1)	$74.9	$51.5	$(6.2)	$120.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
Financial Highlights
GAAP net loss to common shareholders was $9.9 million and $5.3 million for the three months ended March 31, 2020 and 2019, respectively.
Adjusted EBITDA was $112.0 million and $120.2 million for the three months ended March 31, 2020 and 2019, respectively.

The decrease in Adjusted EBITDA is due to lower fair value adjustments and performance fees on our Co-Investment Portfolio assets during the three months ended March 31, 2020 as compared to the prior period. Our VHH portfolio had a $3.4 million gain as compared to a $20.0 million gain in the prior period. This decrease was offset by higher operating income from our Co-Investment Portfolio and realized gains from our Consolidated Portfolio in the current period.
Operational Highlights
Our property operations team produced solid results for our Consolidated and Co-Investment Portfolios for three months ended March 31, 2020. Same Store highlights include:

•	For our 15,929 same property multifamily units for the three months ended March 31, 2020:

◦	occupancy increased slightly to 94.7% from 94.3%

◦	net operating income increased 4.7%

◦	total revenues increased 4.7%
•For 12.2 million square feet of same property commercial real estate three months ended March 31, 2020:
◦occupancy increased to 96.8% from 96.1%
◦net operating income decreased 3.1%
◦total revenues decreased 1.8%

•	Investment Transactions

◦	acquired $199.0 million of assets (our share of which was $25.0 million) and sold $330.6 million of assets (our share of which was $329.5 million)
Foreign Exchange - Results of Operations
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

	Three Months Ended March 31, 2020
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(1.9)	(2)%	$—	—%	$(1.9)	(2)%
Net Income	(1.1)	(11)%	(0.1)	(1)%	(1.2)	(12)%
Adjusted EBITDA	(2.6)	(2)%	(0.3)	—%	(2.9)	(2)%

	Three Months Ended March 31, 2019
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.3	1%	$—	—%	$1.3	1%
Net Income	(0.2)	(4)%	—	—%	(0.2)	(4)%
Adjusted EBITDA	0.7	1%	—	—%	0.7	1%
Consolidated Portfolio Segment
Revenues
Rental income was $107.7 million for the three months ended March 31, 2020 as compared to $115.8 million for the same period in 2019. The $8.1 million decrease is primarily due to a 50% equity interest sold to AXA Investment Managers - Real Assets ("AXA") separate account platform in the second and fourth quarter of 2019. The assets sold include State Street office building, Capital Dock office and residential buildings and Central Park multifamily properties which caused these investments to move from our Consolidated Portfolio to our Co-Investment Portfolio. Our share of NOI on these assets are now included as part of JV NOI.

Hotel income was $7.2 million for the three months ended March 31, 2020 as compared to $15.0 million for the same period in 2019. The $7.8 million decrease is primarily due to the sale of two hotels during the fourth quarter of 2019. We also experienced a decline in operations at the Shelbourne hotel in the month of March 2020 due to the COVID-19 Pandemic including the closure of the hotel on March 15, 2020.
Expenses
Rental expenses decreased to $36.7 million for the three months ended March 31, 2020 as compared to $41.0 million for the three months ended March 31, 2019. The decrease is due to the sale of assets into the AXA platform as discussed above
Hotel expenses decreased to $6.0 million for the three months ended March 31, 2020 as compared to $14.6 million for the three months ended March 31, 2019 primarily due to the sale of two hotels during the fourth quarter of 2019.
Compensation expense was flat at $11.9 million for the three months ended March 31, 2020 as compared to $11.2 million for the three months ended March 31, 2019.
Depreciation and amortization decreased to $45.5 million during the three months ended March 31, 2020 as compared to $49.1 million. The decrease is primarily due to sale of assets into the AXA platform and sales of assets in the prior period.
Other
Gain on sale of real estate, net was $44.2 million for the three months ended March 31, 2020 compared to $34.9 million during the same period in 2019. The gains recognized during the three months ended March 31, 2020 primarily relate to the sale of non-core assets in Europe including Pioneer Point, a multifamily property in United Kingdom and a loan investment secured by a multifamily property in Dublin. For the three months ended March 31, 2019, the gains related to the sale of the Ritz Carlton Hotel, Lake Tahoe and smaller, non-core retail assets in the Western United States and non-core commercial properties in the United Kingdom.
Interest expense was $33.4 million for the three months ended March 31, 2020 as compared to $37.1 million for the same period in 2019. The decrease is due to the sale of assets into the AXA platform (which are now included as part of Co-Investments Portfolio interest expense) and sales of assets in the prior period.
We had net loss of $0.3 million attributable to noncontrolling interests during the three months ended March 31, 2020 compared to a net income of $6.9 million attributable to noncontrolling interests during the three months ended March 31, 2019. The variance is due to allocation of gains associated with the sale of Ritz Carlton, Lake Tahoe hotel during the prior period.
Co-Investment Portfolio Segment
The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended March 31, 2020 and he three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Revenue
Rental	$40.6	$25.5
Sale of real estate	2.0	5.4
Investment management fees	(1.0)	2.2
Total revenue	41.6	33.1
Expenses
Rental	10.7	9.0
Cost of real estate sold	2.5	6.0
Depreciation and amortization	1.7	2.1
Total expenses	14.9	17.1
Gain on sale of real estate, net	(0.6)	2.4
Interest expense	(8.1)	(8.6)
Other (loss) income	(3.2)	1.6
Fair Value/Other Adjustments	(2.9)	30.3
Provision for income taxes	(1.0)	—
Income from unconsolidated investments	$10.9	$41.7

Co-investment operations
Our share of JV NOI increased in the current period due to the sale of assets from our Consolidated Portfolio to our Co-Investment Portfolio as described above. We also received a surrender premium, which is a breakage fee we received from a tenant that exited their lease early, on an office property in the United Kingdom and experienced an increase in NOI in our VHH portfolio. Increases in JV NOI were offset by lower fair value adjustments in the current period. VHH had a $20.0 million fair value adjustment in the prior period due to cap rate compression with no comparable activity in in the current period.
Investment Management
In addition to income we receive from our investment into Co-Investment Portfolio assets we also receive asset management fees for managing assets on behalf of our partners. During the three months ended March 31, 2020 we had fees recorded through revenues of $4.5 million as compared to $5.1 million for the same period in 2019. The decrease in base management fees is due to fee concessions for large new investors into Fund VI.
During the three months ended March 31, 2020, we recorded a minor decrease in the accrual for performance fees. During the three months ended March 31, 2019 we received performance fees from the sale of the Ritz Carlton, Lake Tahoe hotel and the sale of a multifamily property in the Western United States. We also recorded an increase in the accrual for performance fees related to the increase in the underlying fair value of assets held by Fund V during the three months ended March 31, 2019.
Expenses decreased to $6.3 million for the three months ended March 31, 2020 as compared to $8.9 million primarily due to lower compensation and general and administrative expenses from lower discretionary compensation and travel costs.
Corporate
Real estate related services fees increased to $3.9 million during the three months ended March 31, 2020 as compared to $3.7 million for the same period in 2019 due to higher leasing fees.
Expenses decreased to $17.8 million for the three months ended March 31, 2020 as compared to $21.3 million due to lower share-based compensation expense and discretionary bonus accrual.
Interest expense was $15.4 million for the three months ended March 31, 2020 as compared to $18.2 million for the same period in 2019. The decrease is due the amortization of forward points on our currency derivatives and the prior period having a higher corporate debt balance due to the term loan still being outstanding.
Our income tax expense was $5.7 million for the three months ended March 31, 2020 as compared to an income tax expense of $4.0 million for the same period in 2019. The increase in income tax expense is primarily as a result of non-deductible executive compensation and an increase in the valuation allowance on deferred tax assets associated with the Company’s tax basis in excess of its book carrying value for its investment in the KWE partnership.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.9)	$(5.3)
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	(15.2)	(16.0)
Amounts reclassified out of accumulated other comprehensive loss during the period	0.2	—
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	13.0	32.9
Unrealized loss on interest rate swaps	(5.6)	—
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(17.5)	$11.6

Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Realized foreign currency exchange loss - consolidated statements of operations	$(0.7)	$(3.1)
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$(0.7)	$(3.1)
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2020 and 2019 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2020	2019
Euro	(2.2)%	(2.1)%
GBP	(6.4)%	2.2%
Comprehensive (loss) income, net of taxes and noncontrolling interests, for the three months ended March 31, 2020 and 2019 was a loss of $17.5 million and income $11.6 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the strengthening of the U.S. dollar against the GBP and the Euro. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. Additionally, the Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, capital expenditures for consolidated real estate and co-investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, asset sales, borrowings under our revolving line of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our Co-Investment Platform, sales of real estate as well as availability on our current revolving lines of credit. As of March 31, 2020, we and our consolidated subsidiaries had $665.6 million ($405.2 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio Assets of $84.4 million and had $500.0 million of availability under lines of credit. As of March 31, 2020, we have $25.8 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties. Subsequent to March 31, 2020, we drew $200.0 million on our line of credit to strengthen our cash position and have $300.0 million currently available.
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
The COVID-19 pandemic could potentially have significant impact on our liquidity and capital resources depending on the extent of the resulting shelter in place orders and the impact of the COVID-19 pandemic on the global economy. Despite these uncertainties we believe we will have sufficient liquidity to support our business operations during the COVID-19 pandemic:

•	Consolidated cash of $665.6 million as of March 31, 2020. Pro forma cash of $865.6 million as of March 31, 2020 including line of credit draw mentioned below

•	We have $300 million available under our revolving credit facility after drawing $200 million subsequent to March 31, 2020

•	Minimal debt maturities in 2020, which currently are $117.4 million representing only 2% of our total debt obligations

•	April 2020 rent collections of 91% across our global investment portfolio as of May 5, 2020
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Please also see the section titled “COVID-19 Impact” above and Part I. Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. “Risk Factors” of this report.
Development and Redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of March 31, 2020 we have 4,430 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion the estimated share of the Company's total cost would be approximately $1.1 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2020, we have incurred $359.0 million of costs to date and expect to spend an additional $733.0 million to develop to completion or complete the entitlement process on these projects. Of the $733.0 million of remaining costs to complete, we currently expect $270.0 million of it to be funded through cash from us over the life of the projects.
In addition to the market rate development and redevelopment projects described above, we have 2,613 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, could generate approximately $40.6 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(4)	KW Est. Costs to Complete(2)
2020-2021
United Kingdom	Office	Stockley Park(5)	Under Construction	2021	54,000	—	$33	$28	$5
Nor Cal	Multifamily	Santa Rosa(5)	Under Construction	2021	—	120	35	24	11
ID	Multifamily	Rosewood(5)	Under Construction	2021	—	66	13	6	7
Ireland(3)	Multifamily	Clancy Quay - Phase 3(6)	Under Construction	2021	6,000	266	52	44	8
Ireland(3)	Office	Hanover Quay(5)	Received Planning	2021	69,000	—	36	19	17
	2020-2021 Total				129,000	452	$169	$121	$48
2022-2023
Ireland(3)	Office	Kildare(5)	Received Planning	2022	64,000	—	$58	$21	$37
Mountain States	Multifamily	The Clara(5)	Under Construction	2022	—	277	47	17	30
Mountain States	Multifamily	River Pointe(5)	In Design	2022	—	95	19	2	17
Ireland(3)	Multifamily	Grange(6)	In Design	2024	7,000	287	73	14	59
Ireland(3)	Multifamily	Coopers Cross(6)	In Design	2024	—	472	122	42	80
Ireland(3)	Office	Coopers Cross(6)	In Design	2024	390,000	—	151	58	93
Ireland(3)	Mixed-Use	Leisureplex(5)	In Design	2024	19,000	232	129	20	109
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2024	—	150	324	64	260
	2022-2023 Total				480,000	1,513	$923	$238	$685

	Total				609,000	1,965	$1,092	$359	$733
Note: The table above excludes one fund multifamily development project for 333 units, one fund industrial development project for 0.2 million commercial sq. ft., and two projects totaling 0.1 million commercial sq. ft. where the scope of projects are still being explored, totaling KW Gross Asset Value of $42 million.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2020. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $270 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.

(3) Estimated foreign exchange rates are €0.91 = $1 USD and £0.81 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

We currently have 12 assets that comprise 1.3 million commercial square feet and 190 multifamily units that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of costs to complete to be $44.7 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized:

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Est. Stabilization Date	KW Est. Costs to Complete
2020
Capital Dock	Co-Investment	Ireland	Mixed-Use	50%	1	27,000	190	2020	$3.4
Maidenhead	Consolidated	United Kingdom	Office	100%	1	65,000	—	2020	0.2
Malibu Sands	Co-Investment	Southern California	Retail	50%	1	16,000	—	2020	0.6
Old School	Consolidated	United Kingdom	Office	100%	1	21,000	—	2020	0.5
Portlethen Retail Park	Consolidated	United Kingdom	Retail	100%	1	108,000	—	2020	2.3
		2020 Subtotal			5	237,000	190		$7.0
2022
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	—	2022	$17.0
400/430 California	Co-Investment	Northern California	Office	10%	1	263,000	—	2022	3.9
Various	Consolidated	United Kingdom	Retail	100%	3	184,000	—	2022	3.1
Various	Consolidated	United Kingdom	Office	100%	2	281,000	—	2022	13.7
		2022 Subtotal			7	1,085,000	—		$37.7

		Total Unstabilized			12	1,322,000	190		$44.7

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

Liquidating Residential Development Projects

We have liquidating residential development projects primarily in Hawaii and the Western United States where we and our equity partners are developing single family homes and condos that will be sold. We expect to incur approximately $263.3 million in construction costs over the life of these projects, which will be funded by cash from us, cash received from selling the homes and condos, third party equity, or debt financing.
Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of March 31, 2020, we had $38.5 million remaining under the current plan for stock repurchases.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net cash used in operating activities	$(36.6)	$(25.1)
Net cash provided by investing activities	240.0	100.8
Net cash used in financing activities	(93.3)	(122.9)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  We had cash flows used in operations of $36.6 million and $25.1 million for the three months March 31, 2020 and 2019, respectively. We typically have cash flows used in operations in the first quarter of the year as the discretionary compensation bonus from the prior year is paid out during the first quarter.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $240.0 million for the three months ended March 31, 2020. We received $182.0 million from the sale of non-core assets in Europe including Pioneer Point multifamily property in the United Kingdom and $33.0 million collection relating to the sale of a loan in Dublin secured by a multifamily property. We spent $37.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We received $79.3 million in investing distributions from our co-investments primarily from the sale of an additional 30% interest of three multifamily properties to AXA as part of our separate account platform with them. We also contributed $45.3 million to unconsolidated investments that were primarily used to fund our share of capital calls on our commingled funds. The settlement of foreign currency derivatives netted $32.5 million during the three months ended March 31, 2020
 Net cash provided by investing activities totaled $100.8 million for the three months ended March 31, 2019. We received $177.3 million from the sale of Ritz Carlton Lake Tahoe hotel and non-core retail properties in the Western United States. We spent $56.9 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $20.3 million to unconsolidated investments which were primarily with respect to certain office properties in the Western United States and capital calls associated with development projects in Dublin, Ireland.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $93.3 million for the three months ended March 31, 2020.  Kennedy Wilson received proceeds of $22.7 million from mortgage loans to finance and refinance consolidated property acquisitions. These were offset by repayment of $51.6 million of mortgage debt. The Company paid common dividends of $31.6 million and preferred dividends of $3.3 million. We repurchased $25.6 million of the Company's common stock.
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
Contractual Obligations and Commercial Commitments
At March 31, 2020, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt (2) (4)	$2,459.5	$106.7	$717.5	$647.3	$988.0
Senior notes(3) (4)	1,150.0	—	—	1,150.0	—
KWE Unsecured bonds(4) (5)	1,223.3	—	619.9	603.4	—
Total borrowings	4,832.8	106.7	1,337.4	2,400.7	988.0
Operating leases	4.7	1.1	3.3	0.3	—
Ground leases(8)	33.3	0.2	0.9	0.6	31.6
Total contractual cash obligations(7)	$4,870.8	$108.0	$1,341.6	$2,401.6	$1,019.6

(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $162.0 million; 1-3 years - $529.7 million; 4-5 years - $160.8 million; After 5 years - $79.7 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2020.
(2) Excludes $3.9 million of net unamortized debt premium on mortgage debt.
(3) Excludes $3.7 million of unamortized debt discount on senior notes.
(4) Excludes $33.0 million of unamortized loan fees.
(5) Excludes $2.9 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $107.0 million; 1-3 years - $1,328.6 million; 4-5 years - $2,365.9 million; After 5 years - $1,010.5 million.
(7) Table above excludes $97.1 million unfulfilled capital commitments to our unconsolidated and fund investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1.1 billion at March 31, 2020.
KWE Senior Notes Payable
KWE has bonds outstanding ("KWE Bonds") of approximately $619.8 million (based on March 31, 2020 rates) (£500 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
KWE also established a £2.0 billion (approximately $2.5 billion based on March 31, 2020 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $603.4 million (based on March 31, 2020 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $600.6 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.

Borrowings Under Line of Credit

On March 25, 2020, the Company, through a wholly-owned subsidiary, extended its existing ("A&R Facility") $500 million revolving line of credit ("Second A&R Facility"). Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s ("the Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.

The A&R Facility was comprised of a $700 million unsecured revolving credit and term loan facility which included a $500 million revolving line of credit and a $200 million term loan facility. At the time of extension the revolving line of credit was undrawn and the term loan had been fully paid off.

The Company did not have a balance on the Second A&R Facility with $500.0 million available to be drawn under the revolving credit facility as of March 31, 2020. It drew $200 million subsequent to March 31, 2020.
Debt Covenants
The Second A&R Facility and the indentures governing the 2024 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The A&R Revolving Facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2020, the Company was in compliance with these covenants.
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
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its loans that contain cross-default and/or cross-acceleration provisions and we may lose the properties securing such loans.  Please also see Part I. Item 1A "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. "Risk Factors" of this report.

As of March 31, 2020, the Company was in compliance with all covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement and the indentures governing the 2024 Notes are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.

Off-Balance Sheet Arrangements
We have provided guarantees from time to time associated with loans secured by unconsolidated assets. At March 31, 2020, we did not have any of these guarantees. Our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2020, we have unfulfilled capital commitments totaling $97.1 million to our joint venture investments. In addition to the unfunded capital commitments on its joint venture investments, the Company has $90.0 million of equity commitments relating on consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2020 dated back through 2016.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	2018	2017	2016
Net (loss) income	$(5.9)	$1.6	$(1.0)	$0.9	$20.5
Non-GAAP Adjustments
Add back:
Interest expense	48.8	55.3	58.9	50.0	44.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	8.1	8.5	5.1	5.5	6.1
Depreciation and amortization	45.5	49.1	55.7	49.7	48.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.7	2.1	3.5	4.3	5.2
Provision for (benefit from) from income taxes	5.7	4.0	(2.6)	(4.1)	0.5
Kennedy Wilson's share of taxes included in unconsolidated investments	1.1	—	—	—	—
Share-based compensation	8.6	10.4	9.9	10.7	17.5
EBITDA attributable to noncontrolling interests	(1.6)	(10.8)	(6.9)	(39.7)	(70.9)
Adjusted EBITDA	$112.0	$120.2	$122.6	$77.3	$71.8
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Net (loss) income	$(5.9)	$1.6	$(1.0)	$0.9	$20.5
Non-GAAP adjustments:
Add back:
Depreciation and amortization	45.5	49.1	55.7	49.7	48.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.7	2.1	3.5	4.3	5.2
Share-based compensation	8.6	10.4	9.9	10.7	17.5
Preferred Dividends	(4.3)	—	—	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(0.8)	(9.3)	(4.9)	(22.9)	(53.2)
Adjusted Net Income(2)	$44.8	$53.9	$63.2	$42.7	$38.3

(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	2018	2017	2016
Investment management, property services and research fees(1)	$8.4	$8.8	$10.1	$11.0	$12.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	0.1	3.7	0.7	7.2	7.5
Performance fees included in unconsolidated investments	(1.0)	2.2	10.3	6.5	6.5
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	—	2.9	3.4
Adjusted Fees	$7.5	$14.7	$21.1	$27.6	$30.0
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.
Net Operating Income

Three Months Ended March 31, 2020	Consolidated Portfolio	Co-Investment Portfolio
Net (Loss) Income	$(5.9)	$10.9
Add: Provision for income taxes	5.7	1.0
Less: Income from unconsolidated investments	(10.9)	—
Less: Gain on sale of real estate, net	(44.2)	0.6
Add: Interest Expense	48.8	8.1
Add: Transaction-related expenses	0.2	—
Less: Other (loss) income	(0.2)	3.2
Less: Sale of real estate	—	(2.0)
Less: Investment management and property services	(8.4)	1.0
Add: Cost of real estate sold	—	2.5
Add: Commission and marketing	0.7	—
Add: Compensation and related	31.4	—
Add: General and administrative	9.5	—
Add: Depreciation	45.5	1.7
Less: Fair Value adjustments	—	2.9
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.3	$29.9

Three Months Ended March 31, 2019	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$1.6	$41.7
Add: Provision for income taxes	4.0	—
Less: Income from unconsolidated investments	(41.7)	—
Less: Gain on sale of real estate, net	(34.9)	(2.4)
Add: Interest Expense	55.3	8.6
Add: Transaction-related expenses	0.8	—
Less: Other (loss) income	2.5	(2.9)
Less: Sale of real estate	(1.1)	(5.4)
Less: Investment management, property services, research	(8.8)	(2.2)
Add: Cost of real estate sold	1.2	6.0
Add: Commission and marketing	1.0	—
Add: Compensation and related	35.3	—
Add: General and administrative	10.9	—
Add: Depreciation	49.1	2.1
Less: Fair Value adjustments	—	(29.0)
Less: NCI adjustments	(3.2)	—
Net Operating Income	$72.0	$16.5

Three Months Ended March 31, 2018	Consolidated Portfolio	Co-Investment Portfolio
Net (Loss) Income	$(1.0)	$26.0
Less: Benefit from income taxes	(2.6)	—
Less: Income from unconsolidated investments	(26.0)	—
Less: Gain on sale of real estate, net	(28.0)	(0.3)
Add: Interest Expense	58.9	5.2
Less: Other (loss) income	(0.1)	1.2
Less: Sale of real estate	(9.4)	(3.1)
Less: Investment management, property services, research	(10.1)	(10.3)
Add: Cost of real estate sold	8.4	3.1
Add: Commission and marketing	1.4	—
Add: Compensation and related	39.6	—
Add: General and administrative	11.4	—
Add: Depreciation	55.7	3.5
Less: Fair Value adjustments	—	(12.1)
Less: NCI adjustments	(7.5)	—
Net Operating Income	$90.7	$13.2

Three Months Ended March 31, 2017	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$0.9	$22.5
Less: Benefit from income taxes	(4.1)	—
Less: Income from unconsolidated investments	(22.5)	—
Less: Gain on sale of real estate, net	(5.4)	(0.6)
Add: Interest Expense	50.0	5.5
Add: Transaction-related expenses	0.3	—
Less: Other (loss) income	(2.6)	0.9
Less: Sale of real estate	(0.8)	(17.2)
Less: Investment management, property services, research	(17.5)	(2.9)
Add: Cost of real estate sold	0.7	14.1
Add: Commission and marketing	2.0	—
Add: Compensation and related	32.7	0.3
Add: General and administrative	10.0	1.0
Add: Depreciation	49.7	4.3
Less: Fair Value adjustments	—	(16.2)
Less: NCI adjustments	(41.7)	—
Net Operating Income	$51.7	$11.7

Three Months Ended March 31, 2016	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$20.5	$19.2
Add: Provision for income taxes	0.5	—
Less: Income from unconsolidated investments	(19.2)	—
Less: Gain on sale of real estate, net	(38.4)	—
Add: Interest Expense	44.6	6.1
Add: Transaction-related expenses	2.0	—
Less: Other (loss) income	(2.8)	0.8
Less: Sale of real estate	(1.9)	(11.2)
Less: Investment management, property services, research	(19.1)	(3.4)
Add: Cost of real estate sold	1.4	8.7
Add: Commission and marketing	1.8	—
Add: Compensation and related	45.7	0.3
Add: General and administrative	10.1	1.0
Add: Depreciation	48.3	5.2
Less: Fair Value adjustments	—	(13.5)
Less: NCI adjustments	(49.2)	—
Net Operating Income	$44.3	$13.2
Same property analysis
The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net (Loss) Income	$(5.9)	$(5.9)	$1.6	$1.6
Add: Provision for income taxes	5.7	5.7	4.0	4.0
Less: Income from unconsolidated investments	(10.9)	(10.9)	(41.7)	(41.7)
Less: Gain on sale of real estate, net	(44.2)	(44.2)	(34.9)	(34.9)
Add: Acquisition-related expenses	0.2	0.2	0.8	0.8
Add: Interest expense	48.8	48.8	55.3	55.3
Less: Other (loss) income	(0.2)	(0.2)	2.5	2.5
Less: Sale of real estate	—	—	(1.1)	(1.1)
Less: Investment management, property services and research fees	(8.4)	(8.4)	(8.8)	(8.8)
Add: Rental expenses	36.7	—	41.0	—
Add: Hotel expenses	6.0	—	14.6	—
Add: Cost of real estate sold	—	—	1.2	1.2
Add: Commission and marketing	0.7	0.7	1.0	1.0
Add: Compensation and related	31.4	31.4	35.3	35.3
Add: General and administrative	9.5	9.5	10.9	10.9
Add: Depreciation and amortization	45.5	45.5	49.1	49.1
Less: NCI adjustments (1)	(2.0)	(1.2)	(1.9)	(0.3)
Add: Unconsolidated investment adjustments (2)	25.9	19.3	23.1	16.9
Add: Straight-line and above/below market rents	(3.7)	(3.7)	(2.0)	(2.0)
Less: Reimbursement of recoverable operating expenses	(7.8)	—	(9.8)	—
Less: Properties bought and sold (3)	(6.1)	(2.1)	(19.7)	(8.7)
Less: Other properties excluded (4)	(4.2)	0.1	(5.5)	—
Other Reconciling Items (5)	(2.3)	(2.5)	(2.8)	—
Same Property	$114.7	$82.1	$112.2	$81.1

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$40.7	$35.9	$41.4	$37.0
Multifamily Market Rate Portfolio - Same Property	59.1	39.8	56.4	38.1
Multifamily Affordable Portfolio - Same Property	7.7	5.3	7.2	5.1
Hotel - Same Property	7.2	1.1	7.2	0.9
Same Property	$114.7	$82.1	$112.2	$81.1
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2020, 90% of our consolidated level debt is fixed rate, 8% is floating rate with interest caps and 2% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $2.4 million increase in interest expense or negligible in interest expense savings during 2020 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.56% and approximately 3.3 years, respectively, as of March 31, 2020.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2020. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2020. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	As of March 31, 2020
Interest rate sensitive assets
Cash and cash equivalents	$665.6	$—	$—	$—	$—	$—	$665.6	$665.6
Average interest rate	0.06%	—%	—%	—%	—%	—%	0.06%	—
Fixed rate receivables	7.8	1.0	—	6.3	—	—	15.1	15.1
Average interest rate(1)	5.00%	5.00%	—%	4.00%	—%	—%	4.22%	—
Variable rate receivables	—	—	0.9	—	—	—	0.9	0.9
Average interest rate	—%	—%	4.49%	—%	—%	—%	4.49%	—
Total	$673.4	$1.0	$0.9	$6.3	$—	$—	$681.6	$681.6
Weighted average interest rate	0.07%	5.00%	4.49%	4.00%	—%	—%	0.13%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$37.7	$254.2	$39.4	$11.0	$130.6	$472.9	$481.9
Average interest rate	—%	3.60%	1.94%	3.52%	4.26%	2.57%	2.43%	—
Fixed rate borrowings	99.1	35.3	633.4	328.6	41.2	3,222.3	4,359.9	4,386.6
Average interest rate	3.08%	4.53%	3.97%	3.21%	3.87%	4.42%	4.23%	—
Total	$99.1	$73.0	$887.6	$368.0	$52.2	$3,352.9	$4,832.8	$4,868.5
Weighted average interest rate	3.08%	4.05%	3.39%	3.24%	3.95%	4.35%	4.05%

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
Approximately 43% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2020 we have hedged 91% of the gross asset carrying value of our euro denominated investments and 98% of the gross asset carrying value of our GBP denominated investments.
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
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $11.8 million or decrease by $11.8 million, respectively. If foreign exchange rates increase or decrease by 10% net assets would have an increase of $23.6 million or decrease of $23.6 million.

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

Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.
Epidemics, pandemics or other outbreaks of an illness, disease or virus (including COVID-19) that affect countries or regions in which our tenants or their parent companies, as applicable, operate or in which our properties or corporate offices are located, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial activity, the financial condition, results of operations, liquidity and creditworthiness of our tenants and our ability to lease properties on favorable terms and/or collect owed rents on a timely basis or at all. In addition, numerous state, local, federal and industry-initiated efforts may also affect our ability to collect rent and enforce remedies for the failure to pay rent, including eviction moratoriums. Epidemics, pandemics or other outbreaks of an illness, disease or virus could also cause the on-site employees of our tenants to avoid our properties, which could adversely affect our tenants’ ability to adequately manage their businesses. Risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus could also lead to the complete or partial closure of one or more of our tenants’ distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers and/or delays in the delivery of our tenants’ inventory. Such events could adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and the rental revenue we generate from our leases with them.
The profitability of our office and retail portfolio (which makes up 9.7 million square feet and 6.5 million square feet, respectively, of our total commercial portfolio) depends, in part, on the willingness and ability of customers to visit our tenant’s businesses. The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing and other restrictions, could adversely impact tenant’s sales and/or cause the temporary closure or slowdown of our tenant’s businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations, which may impact our ability to collect owed rents on a timely basis or at all.
The profitability of our hotel properties (which consists of one consolidated hotel and one Co-Investment held within a commingled fund) depends, in part, on the willingness and ability of customers to visit these properties The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing measures and travel and other restrictions, could result in a sustained, significant drop in demand for our hotels. By March 15, 2020, we had temporarily suspended operations or were in the process of temporarily suspending operations at two of our hotel properties, including the Shelbourne Hotel in Dublin, and the majority of our group business for April, May and June 2020 has now been canceled or rescheduled to the 4th quarter of 2020. The interference with the operations of our hotel properties, including the Shelbourne Hotel in Dublin, will likely result in Net Operating Income from these properties being significantly less than projected for 2020. It is not currently known when the operations at our hotel properties will resume or when business levels will return to normalized levels, if at all, when the effects of the pandemic subside. There can also be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.
Moreover, as of March 31, 2020, we hold investments in 29,996 multifamily apartment units across 114 assets primarily located in the Western United States, Ireland and the United Kingdom. Our Western U.S. multifamily assets are primarily located in the Pacific Northwest, mostly in suburbs of Seattle and Portland. The rest of the Western U.S. portfolio is in Northern and Southern California and the Mountain States region of Utah, Idaho, Montana and Nevada. Epidemics, pandemics or other outbreaks of an illness, disease or virus could cause our tenants to fail to make rent payments, limit our ability to increase rents or otherwise affect our leases with them and/or cause us to make rent concessions.
Additionally, we engage in development activities and, from time to time, acquire development assets to the extent attractive projects become available in various locations across the globe. In many cases, these development activities are significant and limit or entirely eliminate our ability to lease the related assets until the development is substantially completed. Epidemics, pandemics or other outbreaks of an illness may also delay our development activities and increase construction and carrying costs relating to development projects, among other things. All of the above listed risks could adversely affect our business, financial condition, liquidity, results of operations and prospects. See “Our real estate development and redevelopment strategies may not be successful.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Epidemics, pandemics or other outbreaks of illness, disease or virus (including COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets and the overall global economy. This slowdown could impact our ability to complete opportunistic and/or planned acquisitions or dispositions of property. Lower levels of transactional activity can also mean lower gains on sales that may have an impact on our financial condition and results of operations. Additionally, the financial impact of the COVID-19 pandemic could impact our future compliance with operational and financial debt covenants contained in the agreements that govern the Second A&R Facility, the 2024 Notes, the KWE Notes, the KWE Bonds and certain of our property-level non-recourse financings.  Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in a foreclosure on the underlying assets.  In addition, certain of our debt instruments also contain cross-default and/or cross-acceleration provisions, including, but not limited to, the documents governing our 2024 Notes, the KWE Notes and the KWE Bonds.  Please also see “We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.”
Additionally, the COVID-19 pandemic has caused, and could continue to cause, substantial disruption to our employees due to the implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19, including self-isolation, travel limitations and business restrictions, among other things, which could result in significant disruptions to our business operations.  Although most of our employees are able to work remotely, there can be no assurance that we will adequately mitigate the risks of business disruptions and interruptions due to cyber security and data accessibility or communications issues as a result of our employees working remotely, which could adversely impact our business operations.  These effects, individually or in the aggregate, could adversely impact our business, financial condition, operating results and cash flows, and such adverse impacts may be material.

The ultimate extent of the impact of any epidemic, pandemic or other outbreak of an illness, disease or virus on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemics, pandemics or other outbreaks of an illness, disease or virus and actions taken to contain or prevent their further spread, among others. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

The success of our business is significantly related to general economic conditions and the real estate industry, and, accordingly, our business could be harmed by an economic slowdown and downturn in real estate asset values, property sales and leasing activities.
Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, periods of general economic slowdown, or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. The economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The outbreak of COVID-19 that began in the fourth quarter of 2019 has lead to a global economic slowdown that will likely lead to a recession. Previous recessions and downturns in the real estate market have resulted in and may result in:

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
As of March 31, 2020, $1,081.6 million, or approximately 86% of our unconsolidated investments and approximately 16% of our total assets, were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.
We generally estimate fair market values using discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. Estimating fair values using any valuation methodology is inherently uncertain and involves a significant number of assumptions. Furthermore, any changes in the underlying assumptions for any reason, including as a result of the impact to the global economy due to an epidemic, pandemic or other outbreak of an illness, disease or virus (including COVID-19), including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value estimates. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reported earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2019.

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

Some of our debt bears interest at variable rates. As a result, we are subject to fluctuating interest rates that may impact, adversely or otherwise, results of operations and cash flows. We may be subject to risks normally associated with debt financing, including the risks that:

•	a decrease in the availability of lines of credit and the public equity and debt markets and other sources of capital used to operate and maintain our business;

•	cash flow may be insufficient to make required payments of principal and interest;

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

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, including the compliance with any operational or financial covenants, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations.  In addition, agreements governing certain of our financings contain cross-default and/or cross-acceleration provisions, including, without limitation, the indentures governing our 2024 Notes and the documents governing the Second A&R Facility, the KWE Notes and KWE Bonds.  For example, the indentures governing the 2024 Notes provide that: (i) recourse debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lender because of a default and the total amount of such recourse debt unpaid or accelerated exceeds thirty million dollars; or (ii) three or more unrelated instances at any one time where non-recourse property-level debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lenders because of a default and the aggregate amount of such non-recourse debt that remains unpaid or accelerated exceeds the greater of (A) two hundred million dollars and (B) ten percent of our total assets, may constitute a default which could lead to the entire principal amount of the 2024 Notes to become immediately due and payable.  The documents governing the Second A&R Facility, KWE Notes and KWE Bonds contain similar provisions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2020	556,817	$22.20	15,437,990	$51,647,322
February 1 - February 29, 2020	399,684	$21.17	15,837,674	$43,186,955
March 1 - March 31, 2020	311,711	$15.08	16,149,385	$38,485,276
Total	1,268,212	$20.12	16,149,385	$38,485,276
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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1
Second Amended and Restated Credit Agreement, dated March 25, 2020, among Kennedy-Wilson, Inc., as borrower, Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as letter of credit issuers.
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2020.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 8, 2020	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)