Form 10-Q
period 2020-09-30
Kennedy-Wilson Holdings, Inc.
filed 2020-11-05
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of November 2, 2020 was 141,729,598.

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
Non-GAAP Measures and Certain Definitions

    In addition to the results reported in accordance with U.S. generally accepted accounting principles ("GAAP") included within this report, Kennedy Wilson has provided certain information, which includes non-GAAP financial measures (including Adjusted EBITDA, Adjusted Net Income, Net Operating Income, and Adjusted Fees, as defined below). Such information is reconciled to its closest GAAP measure in accordance with the rules of the SEC, and such reconciliations are included within this report. These measures may contain cash and non-cash gains and expenses and gains and losses from the sale of real-estate related investments. Consolidated non-GAAP measures discussed throughout this report contain income or losses attributable to non-controlling interests. Management believes that these non-GAAP financial measures are useful to both management and Kennedy Wilson's shareholders in their analysis of the business and operating performance of the Company. Management also uses this information for operational planning and decision-making purposes. Non-GAAP financial measures are not and should not be considered a substitute for any GAAP measures. Additionally, non-GAAP financial measures as presented by Kennedy Wilson may not be comparable to similarly titled measures reported by other companies.
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
    “Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in
i

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
ii

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
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$727.2	$573.9
Accounts receivable (including $9.5 and $11.2 of related party)	50.9	52.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $805.2 and $703.2)	4,786.7	5,080.2
Unconsolidated investments (including $1,114.6 and $1,099.3 at fair value)	1,277.0	1,326.5
Other assets	334.8	271.8
Total assets(1)	$7,176.6	$7,304.5

Liabilities
Accounts payable	$13.3	$20.4
Accrued expenses and other liabilities	510.6	518.0
Mortgage debt	2,520.1	2,641.0
KW unsecured debt	1,331.3	1,131.7
KWE unsecured bonds	1,284.7	1,274.2
Total liabilities(1)	5,660.0	5,585.3

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of September 30, 2020 and December 31, 2019	295.2	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 142,074,132 and 142,283,109 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,729.9	1,754.5
(Accumulated deficit) retained earnings	(122.5)	46.2
Accumulated other comprehensive loss	(413.7)	(417.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,488.9	1,678.7
Noncontrolling interests	27.7	40.5
Total equity	1,516.6	1,719.2
Total liabilities and equity	$7,176.6	$7,304.5

(1) The assets and liabilities as of September 30, 2020 include $154.4 million (including cash held by consolidated investments of $7.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $137.3 million) and $97.7 million (including mortgage debt of $88.8 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2019 include $267.5 million (including cash held by consolidated investments of $10.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $243.5 million) and $219.7 million (including mortgage debt of $206.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Rental	$102.2	$108.3	$308.8	$336.1
Hotel	3.1	25.1	10.4	62.9
Sale of real estate	—	—	—	1.1
Investment management and property services fees (includes $5.6, $5.9, $15.3and $15.7 of related party fees)	8.9	9.6	25.2	27.3
Total revenue	114.2	143.0	344.4	427.4
Expenses
Rental	33.5	39.0	102.2	113.3
Hotel	2.7	17.3	10.9	47.6
Cost of real estate sold	—	—	—	1.2
Commission and marketing	0.9	1.2	2.5	2.9
Compensation and related (includes $7.6, $6.3, $24.5 and $23.9 of share-based compensation)	26.3	35.6	85.1	107.9
General and administrative	8.6	8.4	26.1	30.2
Depreciation and amortization	44.3	46.4	135.1	141.7
Total expenses	116.3	147.9	361.9	444.8
Income from unconsolidated investments	14.9	84.0	45.0	131.6
Gain on sale of real estate, net	4.0	6.3	47.7	252.4
Transaction-related expenses	(0.1)	(4.0)	(0.6)	(5.9)
Interest expense	(50.8)	(51.8)	(151.3)	(162.8)
Other income (loss)	1.6	—	1.7	(0.6)
(Loss) income before benefit from (provision for) income taxes	(32.5)	29.6	(75.0)	197.3
Benefit from (provision for) income taxes	12.8	(10.2)	10.3	(35.1)
Net (loss) income	(19.7)	19.4	(64.7)	162.2
Net (income) loss attributable to the noncontrolling interests	(1.1)	1.3	0.5	(96.0)
Preferred dividends and accretion of preferred stock issuance costs	(4.3)	—	(12.9)	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(25.1)	$20.7	$(77.1)	$66.2
Basic (loss) income per share
(Loss) income per share	$(0.18)	$0.15	$(0.55)	$0.47
Weighted average shares outstanding	140,119,442	139,947,518	140,181,438	139,669,971
Diluted (loss) income per share
(Loss) income per share	$(0.18)	$0.15	$(0.55)	$0.47
Weighted average shares outstanding	140,119,442	140,538,139	140,181,438	141,445,947
Dividends declared per common share	$0.22	$0.21	$0.66	$0.63

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(19.7)	$19.4	$(64.7)	$162.2
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	28.8	(31.7)	33.5	(36.4)
Amounts reclassified out of AOCI during the period	—	—	0.2	9.8
Unrealized currency derivative contracts (loss) gain	(18.6)	24.9	(24.9)	42.4
Unrealized income (loss) on interest rate swaps	0.4	(1.5)	(5.9)	(1.9)
Total other comprehensive income (loss) for the period	10.6	(8.3)	2.9	13.9

Comprehensive (loss) income	(9.1)	11.1	(61.8)	176.1
Comprehensive (income) loss attributable to noncontrolling interests	(1.9)	2.3	1.1	(105.0)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(11.0)	$13.4	$(60.7)	$71.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2020	300,000	$295.2	143,488,900	$—	$1,746.3	$(70.2)	$(423.5)	$41.3	$1,589.1
Shares forfeited	—	—	(56,876)	—	—	—	—		—
Shares retired due to common stock repurchase program	—	—	(1,357,892)	—	(24.0)	4.1	—		(19.9)
Stock based compensation	—	—	—	—	7.6	—	—	—	7.6
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	28.0	0.8	28.8
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(18.6)	—	(18.6)
Unrealized income on interest rate swaps, net of tax	—	—	—	—	—	—	0.4	—	0.4
Common stock dividends	—	—	—	—	—	(31.3)	—	—	(31.3)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net loss	—	—	—	—	—	(20.8)	—	1.1	(19.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.9	0.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16.4)	(16.4)
Balance at September 30, 2020	300,000	$295.2	142,074,132	$—	$1,729.9	$(122.5)	$(413.7)	$27.7	$1,516.6

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2019	—	$—	142,534,436	$—	$1,747.3	$(71.8)	$(429.3)	$44.1	$1,290.3
Shares retired due to RSG vesting	—	—	(85,304)	—	(1.8)	—	—	—	(1.8)
Stock based compensation	—	—	—	—	6.3	—	—	—	6.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(30.7)	(1.0)	(31.7)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	24.9	—	24.9
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(1.5)	—	(1.5)
Common stock dividends	—	—	—	—	—	(29.0)	—	—	(29.0)
Net income	—	—	—	—	—	20.7	—	(1.3)	19.4
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.7)	(1.7)
Balance at September 30, 2019	—	$—	142,449,132	$—	$1,751.8	$(80.1)	$(436.6)	$40.6	$1,275.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
Shares forfeited	—	—	(56,876)						—
Restricted stock grants (RSG)	—	—	2,533,967	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(469,680)	—	(9.8)	—	—	—	(9.8)
Shares retired due to common stock repurchase program	—	—	(2,216,388)	—	(39.3)	2.8	—	—	(36.5)
Stock based compensation	—	—	—	—	24.5	—	—	—	24.5
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss), net of tax	—	—	—	—	—	—	34.3	(0.6)	33.7
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(24.9)	—	(24.9)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(5.9)	—	(5.9)
Common stock dividends	—	—	—	—	—	(94.4)	—	—	(94.4)
Preferred stock dividends	—	—	—	—	—	(12.9)	—	—	(12.9)
Net loss	—	—	—	—	—	(64.2)	—	(0.5)	(64.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.8	2.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.2)	(18.2)
KW Europe II deconsolidation	—	—	—	—	—	—	—	3.7	3.7
Balance at September 30, 2020	300,000	$295.2	142,074,132	$—	$1,729.9	$(122.5)	$(413.7)	$27.7	$1,516.6

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Restricted stock grants (RSG)	—	—	54,875	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(658,885)	—	(14.0)	—	—	—	(14.0)
Shares retired due to common stock repurchase program	—	—	(152,252)	—	(2.7)	(0.1)	—	—	(2.8)
Stock based compensation	—	—	—	—	23.9	—	—	—	23.9
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain, net of tax	—	—	—	—	—	—	(26.3)	9.0	(17.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	33.1	—	33.1
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(1.9)	—	(1.9)
Common stock dividends	—	—	—	—	—	(89.8)	—	—	(89.8)
Net income	—	—	—	—	—	66.2	—	96.0	162.2
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11.0	11.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(259.9)	(259.9)
Balance at September 30, 2019	—	—	142,449,132	$—	$1,751.8	$(80.1)	$(436.6)	$40.6	$1,275.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities:
Net (loss) income	$(64.7)	$162.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net gain from sale of real estate	(47.7)	(252.3)
Depreciation and amortization	135.1	141.7
Above/below market and straight-line rent amortization	(8.5)	(4.0)
(Benefit from) provision for deferred income taxes	(20.9)	26.8
Amortization of deferred loan costs	5.9	7.2
Accretion of interest income on loans	(0.8)	(0.1)
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	0.4	0.7
Unrealized net gain on derivatives	(4.2)	(3.2)
Unrealized loss on marketable securities	1.4	—
Income from unconsolidated investments	(45.0)	(131.6)
Operating distributions from unconsolidated investments	44.8	34.0
Operating distributions from loan purchases and originations	0.6	—
Deferred compensation	4.5	2.7
Share-based compensation	24.5	23.9
Change in assets and liabilities:
Accounts receivable	(0.1)	(0.1)
Other assets	(9.6)	(25.6)
Accounts payable, accrued expenses and other liabilities	(21.1)	(21.8)
Net cash used in operating activities	(5.4)	(39.5)
Cash flows from investing activities:
Proceeds from collection of loans	33.9	0.5
Issuance of loans	(79.2)	(1.7)
Net proceeds from sale of consolidated real estate	228.5	351.3
Purchases of consolidated real estate	—	(97.0)
Capital expenditures to real estate	(114.6)	(144.9)
Purchase of marketable securities	(10.2)	—
Proceeds from settlement of foreign derivative contracts	36.3	34.2
Additions to development project asset	—	(1.1)
Proceeds from development project asset	2.2	4.2
Distributions from unconsolidated investments	105.5	105.9
Contributions to unconsolidated investments	(68.2)	(145.4)
Net cash provided by investing activities	134.2	106.0
Cash flows from financing activities:
Borrowings under line of credit	200.0	125.0
Repayment of lines of credit	—	(50.0)
Borrowings under mortgage debt	144.5	444.7
Repayment of mortgage debt	(144.7)	(330.8)
Payment of debt issue costs	(4.7)	(2.7)
Repurchase and retirement of common stock	(46.3)	(16.8)
Common dividends paid	(92.7)	(88.2)
Preferred dividends paid	(11.9)	—
Issuance (repayment) of shareholder loans to noncontrolling interests	1.2	(11.5)
Contributions from noncontrolling interests	2.8	11.0
Distributions to noncontrolling interests	(18.2)	(259.9)
Net cash provided by (used in) financing activities	30.0	(179.2)
Effect of currency exchange rate changes on cash and cash equivalents	(5.5)	10.5
Net change in cash and cash equivalents(1)	153.3	(102.2)
Cash and cash equivalents, beginning of period	573.9	488.0
Cash and cash equivalents, end of period	$727.2	$385.8
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash paid for:
Interest(1)(2)	$126.5	$108.4
Income taxes	10.5	12.8

(1) $3.2 million and $2.8 million attributable to noncontrolling interests for the nine months ended September 30, 2020 and 2019, respectively.
(2) Excludes $2.6 million and $2.8 million of capitalized interest for the nine months ended September 30, 2020 and 2019, respectively.

    As of September 30, 2020 and December 31, 2019 we have $39.6 million and $42.1 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019

Accrued capital expenditures	$10.4	$2.2
Common dividends declared but not paid on common stock	31.3	27.4
Preferred dividends declared but not paid on preferred stock	4.3	—

    During the nine months ended September 30, 2020, the Company deconsolidated its interest in KW Real Estate II ("KW Europe Fund II") that were previously consolidated in the Company's financial statements. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $7.8 million to unconsolidated investments were all recorded as non-cash activities.

    During the nine months ended September 30, 2020, the Company sold its interest in a development project in the Western United States to its equity partner. The Company received cash, a loan receivable and three parcels of land valued at $16.5 million that the Company now wholly owns. The parcels of land were treated as a non-cash increase to the real estate balance.

    Due to the adoption of ASU 2016-02 on January 1, 2019, the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets as of September 30, 2019.

    During the nine months ended September 30, 2019, the Company deconsolidated its interest in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that were previously consolidated in the Company’s financial statements. The portion of the Company's share of real estate, mortgage loan and other net balance sheet items were removed from the balance sheet. These items along with an increase of $125.5 million to unconsolidated investments were all recorded as non-cash activity.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2020 and 2019 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2020. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
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
    Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases in accordance with ASC Topic 842, Leases. Hotel income is earned when rooms are occupied or goods and services have been delivered or rendered. Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. Refer to section COVID-19 LEASE MODIFICATION ACCOUNTING RELIEF below for the impact of rent deferrals and other lease concessions to lessees on the Company's rental income amounts.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate or real estate related investments. Investments in unconsolidated investments are accounted for under the equity method of accounting as Kennedy Wilson can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by Kennedy Wilson’s share of income or loss, contributions, distributions and foreign currency movements. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures.
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
    Additionally, Kennedy Wilson elected the fair value option for 28 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Subtopic 360-10, Impairment of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. If certain criteria are met, assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
    RECENT ACCOUNTING PRONOUNCEMENTS

    COVID-19 LEASE MODIFICATION ACCOUNTING RELIEF—Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 Topic addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, on a lease by lease basis the Company would have to determine, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has had no significant deterioration to its rental collections during the second and third quarters 2020 and into October. During the nine months ended September 30, 2020, the Company identified $6.7 million of receivables and other lease-related assets that are no longer probable of collection. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $6.7 million identified, $6.0 million related to the Company's Consolidated portfolio and was recorded as a reduction of rental income and $0.7 million related to the Company's share of Co-Investments portfolio and was recorded as a reduction of income from unconsolidated investments. The Company has received some requests for lease modifications and has granted some deferrals but the amount probable of collection over the lease term generally has not changed so there has been minimal impact to rental revenues from lease modifications. The Company will continue to evaluate the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
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
    In June 2016, the FASB updated ASC Topic 326, Financial Instruments - Credit Losses, with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements. During the course of 2020 the Company has launched a debt platform originating and acquiring performing loans. As of September 30, 2020 the Company has $97.3 million of investments in loan originations and acquisitions. Since the loans are performing and backed by credit worthy borrowers the Company does not expect significant credit losses but will monitor and evaluate loans in accordance with ASU 2016-13.
    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements as the Company has not had any reference rate reform activities occur yet.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The FASB did not issue any other ASUs during the first nine months of 2020 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
    RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(Dollars in millions)	2020	2019
Land	$1,310.9	$1,330.6
Buildings	3,427.6	3,630.4
Building improvements	519.7	469.5
In-place lease values	333.7	352.9
	5,591.9	5,783.4
Less accumulated depreciation and amortization	(805.2)	(703.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,786.7	$5,080.2
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.8 years at September 30, 2020.
    Consolidated Acquisitions
    There were no consolidated acquisitions during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, Kennedy Wilson acquired a commercial property in the United Kingdom for $55.5 million and a commercial property in Ireland for $42.4 million.
    Gains on Sale of Real Estate, Net
    During the nine months ended September 30, 2020, Kennedy Wilson recognized gains on sale of real estate, net of $47.7 million. The net gains include the sale of properties in the United Kingdom: one multifamily property, thirteen retail properties, one industrial property, one office property and one retail property, one office property and a loan receivable secured by a multifamily property located in Dublin, Ireland. During the nine months ended September 30, 2019, Kennedy Wilson recognized gains on sale of real estate, net of $252.4 million of which $116.6 million was allocated to non-controlling interest. The net gains include the sale of six commercial properties in the United Kingdom, five retail properties in the Western United States, the Ritz-Carlton, Lake Tahoe hotel, and gain recognized on the deconsolidation of State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that were previously held by the Company and different equity partners that was previously consolidated in the Company’s financial statements.
    Leases
    The Company leases its operating properties to customers under agreements that are classified as operating leases. The total minimum lease payments provided for under the leases are recognized on a straight-line basis over the lease term unless circumstances indicate revenue should be recorded on a cash basis. The majority of the Company's rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from the Company's tenants. The Company records amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental income in the consolidated statements of operations as the Company is the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at September 30, 2020:

(Dollars in millions)	Minimum
Rental Revenues(1)
2020 (remainder)	$89.0
2021	178.7
2022	169.0
2023	139.0
2024	115.0
Thereafter	523.8
Total	$1,214.5
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
Joint Venture and Fund Holdings
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of September 30, 2020:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$219.3	$80.1	$77.1	$128.5	$183.6	$688.6
Ireland	382.2	150.8	—	2.7	—	535.7
United Kingdom	—	41.6	—	11.1	—	52.7
Total	$601.5	$272.5	$77.1	$142.3	$183.6	$1,277.0
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2019:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$230.5	$78.1	$72.8	$139.6	$238.7	$759.7
Ireland	378.7	139.4	—	—	—	518.1
United Kingdom	—	48.7	—	—	—	48.7
Total	$609.2	$266.2	$72.8	$139.6	$238.7	$1,326.5
    During the nine months ended September 30, 2020, the change in unconsolidated investments primarily relates to $67.6 million of contributions to unconsolidated investments, $150.3 million of distributions from unconsolidated investments, $45.0 million of income from unconsolidated investments, a $16.4 million non-cash distribution related to the sale of a residential project in which the Company received three parcels of land that are wholly-owned and a $4.6 million increase related to other items which primarily related to foreign exchange movements.
    As of September 30, 2020 and December 31, 2019, $1,114.6 million and $1,099.3 million of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    Contributions to Joint Ventures
    During the nine months ended September 30, 2020, Kennedy Wilson contributed $67.6 million to joint ventures, primarily to fund investments and existing development projects in Ireland and the Western United States.
    Distributions from Joint Ventures
    During the nine months ended September 30, 2020, Kennedy Wilson received $150.3 million in operating and investing distributions from its joint ventures.
    The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2020:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$19.7	$25.5	$4.7	$2.6	$3.9	$6.1	$—	$32.4	$28.3	$66.6
Ireland	6.2	2.5	10.3	36.4	—	—	—	—	16.5	38.9
Total	$25.9	$28.0	$15.0	$39.0	$3.9	$6.1	$—	$32.4	$44.8	$105.5
    Investing distributions resulted primarily from the sales of two multifamily properties in Ireland and a residential project in the Western United States. Operating distributions resulted from operating cash flow generated by the joint venture investments.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Income from unconsolidated investments - operating performance	$8.7	$16.6	$32.0	$31.0
Income from unconsolidated investments - realized (losses) gains	—	51.1	(0.6)	53.5
Income from unconsolidated investments - fair value	14.2	(1.3)	22.8	32.3
Income from unconsolidated investments - performance fees	(1.3)	17.6	(2.5)	25.1
Income from unconsolidated investments - impairment	(6.7)	—	(6.7)	(10.3)
	$14.9	$84.0	$45.0	$131.6
    Operating performance is related to underlying performance from unconsolidated investments. Realized (losses) gains are related to asset sales. Fair value gains primarily related to resyndications under the Company's VHH partnership and net foreign exchange movements on fair value European joint ventures.
During the three months ended September 30, 2020 there was a retail property in the United Kingdom held within a joint venture that the Company recognized an $6.7 million impairment loss through income from unconsolidated investments as the property was sold subsequent to September 30, 2020 at a price below its carrying value. The Company evaluated the remaining assets within the joint venture as of September 30, 2020 and the estimated undiscounted future cash flows were in excess of their current carrying value so no impairment was recorded on the remaining assets.
Vintage Housing Holdings ("VHH")
    As of September 30, 2020 and December 31, 2019, the carrying value of the Company's investment in VHH was $139.8 million and $145.2 million, respectively. The decrease in the nine months ended September 30, 2020 related to cash distributions associated development projects in VHH. Distributions in the current period primarily relate to the refund of advances on two development projects in which VHH provides cash for the construction costs in advance, and other partners subsequently pay their share of the costs back to VHH. Fair value gains in the current period primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Prior period fair value gains primarily relate to cap rate compress.
Capital Commitments
    As of September 30, 2020, Kennedy Wilson had unfulfilled capital commitments totaling $98.6 million to six of its unconsolidated joint ventures, including $78.7 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—		$1,114.6	$1,114.6
Marketable securities	8.8	—	—	8.8
Net currency derivative contracts	—	(43.2)	—	(43.2)
Total	$8.8	$(43.2)	$1,114.6	$1,080.2
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2019:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,099.3	$1,099.3
Net currency derivative contracts	—	(34.7)	—	(34.7)
Total	$—	$(34.7)	$1,099.3	$1,064.6

Marketable securities
    Marketable securities include Kennedy Wilson's investment in publicly traded equity securities. The carrying value of marketable securities is a level 1 valuation as the fair value is based on unadjusted quoted market prices in active markets for the underlying securities and is included within other assets.

Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 28 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $972.3 million and $959.7 million at September 30, 2020 and December 31, 2019, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $142.3 million and $139.6 million at September 30, 2020 and December 31, 2019, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2020, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $78.7 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 28 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents changes in Level 3 investments in Funds and FV Options for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Beginning balance	$1,085.7	$835.8	$1,099.3	$662.2
Unrealized and realized gains	31.5	34.6	71.3	89.0
Unrealized and realized losses	(5.2)	(7.8)	(14.9)	(11.1)
Contributions	17.2	34.5	67.0	204.5
Distributions	(29.2)	(12.3)	(109.5)	(60.6)
Other	14.6	(7.4)	1.4	(6.6)
Ending Balance	$1,114.6	$877.4	$1,114.6	$877.4
Unobservable Inputs for Real Estate
    In determining estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. The table below describes the range of unobservable inputs for real estate assets as of September 30, 2020:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.75% —5.00%	6.25% — 8.15%
Office	4.00% — 7.50%	5.00% — 9.00%
Retail	6.50% — 8.75%	8.75% — 11.25%
Hotel	6.00% —6.00%	7.50% — 8.25%
Residential	N/A	12.00% — 12.00%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.40% to 4.90%.
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
    The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the nine months ended September 30, 2020 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2020, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
     Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging.
    The fair value of the currency derivative contracts held as of September 30, 2020 and December 31, 2019 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
    The table below details the currency derivative contracts Kennedy Wilson held as of September 30, 2020 and the activity during the nine months ended September 30, 2020. For the nine months ended September 30, 2020, Kennedy Wilson had a gross foreign currency translation gain on its net assets of $33.8 million. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

(Dollars, Euros and British Pound Sterling in millions)			September 30, 2020		Nine Months Ended September 30, 2020
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized (Losses) Gains		Realized (Losses) Gains	Interest Expense	Cash Received
Outstanding
EUR	USD	€232.5	$5.3	$(9.6)	$(0.7)		$(9.8)	$2.5	$—
EUR(1)	GBP	€240.8	—	(53.7)	(13.6)		—	—	—
EUR(1)(2)	GBP		—	—	(41.7)		—	—	—
GBP	USD	£455.0	18.7	(3.9)	16.3		—	3.3	—
Total Outstanding			24.0	(67.2)	(39.7)		(9.8)	5.8	—

Settled
EUR	USD		—	—	0.4		4.7	0.6	13.6
GBP	USD		—	—	22.2		—	0.9	22.7
Total Settled			—	—	22.6		4.7	1.5	36.3
Total			$24.0	$(67.2)	$(17.1)	(3)	$(5.1)	$7.3	$36.3
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $7.8 million.

    The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Interest Rate Swaps

    The Company has interest rate swaps with a notional value of $163.4 million on some variable rate property-level mortgage loans. Interest expense relating to differences in variable rate and fixed interest rates was $0.7 million and is recorded through interest expense. Changes in fair value on contracts were a loss of $7.8 million and are recorded to other comprehensive income.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2020 and December 31, 2019 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.9 billion and $5.2 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.1 billion and $5.0 billion at September 30, 2020 and December 31, 2019, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	September 30, 2020	December 31, 2019
Loan purchases and originations	$97.3	$37.5
Straight line rent receivable	56.7	47.3
Deferred taxes	26.1	24.4
Hedge assets	24.0	32.6
Goodwill	23.9	23.9
Furniture and equipment net of accumulated depreciation of $25.3 and $21.9 at September 30, 2020 and December 31, 2019, respectively	23.6	23.7
Other, net of accumulated amortization of $2.2 and $2.0 at September 30, 2020 and December 31, 2019, respectively	17.9	16.5
Above-market leases, net of accumulated amortization of $56.1 and $51.0 at September 30, 2020 and December 31, 2019, respectively	16.6	26.1
Prepaid expenses	15.1	14.3
Right of use asset, net	12.4	13.6
Leasing commissions, net of accumulated amortization of $6.4 and $4.7 at September 30, 2020 and December 31, 2019, respectively	12.4	11.9
Marketable Securities	8.8	—
Other Assets	$334.8	$271.8

Loan Purchases and Originations
    The Company has various loans bearing interest at rates ranging from 2.75% to 7.95%, and maturities ranging from 2020 to 2030.

Right of use asset, net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2020 (remainder)	$0.4
2021	1.5
2022	1.5
2023	0.8
2024	0.5
Thereafter	33.3
Total undiscounted rental payments	38.0
Less imputed interest	(25.6)
Total lease liabilities	$12.4

NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of September 30, 2020 and December 31, 2019:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	September 30, 2020	December 31, 2019
Multifamily(1)	Western U.S.	$1,378.3	$1,324.7
Commercial(1)	United Kingdom	349.3	514.5
Commercial(1)	Ireland	301.2	289.6
Commercial	Western U.S.	377.5	405.4
Commercial	Spain	41.8	40.3
Hotel	Ireland	84.4	80.8
Mortgage debt (excluding loan fees)(1)		2,532.5	2,655.3
Unamortized loan fees		(12.4)	(14.3)
Total Mortgage Debt		$2,520.1	$2,641.0
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as a reduction of interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2020 and December 31, 2019 was $3.5 million and $4.0 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 3.33% and 3.41% per annum as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, 78% of Kennedy Wilson's property level debt was fixed rate, 15% was floating rate with interest caps and 7% was floating rate without interest caps, compared to 76% of Kennedy Wilson's consolidated property level debt was fixed rate, 14% was floating rate with interest caps and 10% was floating rate without interest caps, as of December 31, 2019. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 1.67% as of September 30, 2020.
Mortgage Loan Transactions and Maturities

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the nine months ended September 30, 2020, there were no property acquisitions and two existing loans were refinanced. There was one existing investment that was consummated initially without any debt that was subsequently partially financed with a mortgage loan.
    The aggregate maturities of mortgage loans as of September 30, 2020 are as follows:

(Dollars in millions)	Aggregate Maturities
2020 (remainder)	$13.5
2021	88.5
2022	310.2
2023	387.2
2024	164.0
Thereafter	1,565.6
2,529.0
Unamortized debt premium	3.5
Unamortized loan fees	(12.4)
Total Mortgage Debt	$2,520.1
    As of September 30, 2020, the Company received waivers on certain debt covenants in loan agreements governing a total of $194.8 million or 8% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom, Ireland and Spain. All of these loans are non-recourse to the Company and the waivers are through the end of the third quarter 2020 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to the third quarter of 2020, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. The Company is current on all payments (principal and interest) for its consolidated mortgages including the loans discussed above.
    As of September 30, 2020, the Company was in compliance with or had received waivers on all financial mortgage debt covenants.
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of September 30, 2020 and December 31, 2019:

(Dollars in millions)	September 30, 2020	December 31, 2019
Credit facility	$200.0	$—
Senior notes(1)	1,146.7	1,146.1
KW unsecured debt	1,346.7	1,146.1
Unamortized loan fees	(15.4)	(14.4)
Total KW Unsecured Debt	$1,331.3	$1,131.7
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt discount as of September 30, 2020 and December 31, 2019 was $3.3 million and $3.9 million, respectively.

Borrowings Under Credit Facilities
    The Company, through a wholly-owned subsidiary, had a $700 million unsecured revolving credit and loan facility (the "A&R Facility") which included a $500 million revolving line of credit and a $200 million term loan facility. On March 25, 2020, the Company extended the A&R Facility's $500 million revolving line of credit (the "Second A&R Facility"). As of March 25, 2020, the revolving line of credit was undrawn and the term loan had been fully repaid. Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The Second A&R Facility has certain covenants as defined in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2020, the Company was in compliance with these covenants.
    As of September 30, 2020, the Company had an outstanding balance of $200.0 million on the Second A&R Facility with $300.0 million available to be drawn.
    The average outstanding borrowings under A&R Facility and the Second A&R Facility, as applicable, was $128.5 million during the nine months ended September 30, 2020.
    As of September 30, 2020, the Company was in compliance with all financial covenants of the Second A&R Facility.
Senior Notes
    Kennedy Wilson, Inc., (the "Issuer") has $1.2 billion of 5.875% Senior Notes due 2024 (the "Notes"). The indenture governing the Notes contains various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the Notes limits the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of September 30, 2020, the maximum balance sheet leverage ratio was 0.94 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of September 30, 2020, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of September 30, 2020 and December 31, 2019:

(Dollars in millions)	September 30, 2020	December 31, 2019
KWE Bonds	$645.4	$662.9
KWE Euro Medium Term Note Programme	642.0	614.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,287.4	1,277.6
Unamortized loan fees	(2.7)	(3.4)
Total KWE Unsecured Bonds	$1,284.7	$1,274.2
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized premium (discount) as of September 30, 2020 and December 31, 2019 was $(2.8) million and $(3.1) million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 ("KWE Bonds") that have a carrying value of $645.4 million and $662.9 million as of September 30, 2020 and December 31, 2019, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. KWE purchased £130.2 million in aggregate nominal amount of the KWE Bonds, or 26.04% of the £500.0 million aggregate nominal amount of the KWE Bonds outstanding in Tender Offer. See Note 15 for more detail.
    In addition, KWE has a £2.0 billion (approximately $2.6 billion based on September 30, 2020 exchange rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $644.7 million (based on September 30, 2020 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $642.0 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2020, Kennedy Wilson recognized a loss of $41.7 million in other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
    The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). During the second quarter of 2020, the Company contributed $56.4 million to KWE which holds the KWE Bonds and KWE Notes in order ensure that the Company maintains headroom on certain covenants associated with the KWE Bonds and KWE Notes. As of September 30, 2020, KWE was in compliance with these covenants.
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
    During the nine months ended September 30, 2020, Kennedy Wilson repurchased and retired 2,216,388 shares for $36.5 million under the stock repurchase program. During the nine months ended September 30, 2019, Kennedy Wilson repurchased and retired 152,252 shares for $2.8 million under the previous stock repurchase program.
    Dividend Distributions
    Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$12.9	$11.9	$—	$—
Common Stock(1)	94.4	92.7	89.8	88.2
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the nine months ended September 30, 2020 and 2019, Kennedy Wilson recognized $24.5 million and $23.9 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during nine months ended September 30, 2020 and 2019 were net-share settled. The total shares withheld during the nine months ended September 30, 2020 and 2019 were 469,680 shares and 658,885 shares, respectively. During the nine months ended September 30, 2020 and 2019, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $9.8 million and $14.0 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2019	$(456.8)	$40.3	$(0.7)	$(417.2)
Unrealized gains (losses), arising during the period	33.8	(17.1)	(7.8)	8.9
Amounts reclassified out of AOCI during the period, gross	0.2	—	—	0.2
Noncontrolling interests	0.6	—	—	0.6
Deferred taxes on unrealized gains (losses), arising during the period	(0.3)	(7.8)	1.9	(6.2)
Balance at September 30, 2020	$(422.5)	$15.4	$(6.6)	$(413.7)
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
    Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted (loss) income per share for the three and nine months ended September 30, 2020 and 2019:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2020	2019	2020	2019
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(25.1)	$20.7	$(77.1)	$66.2
Dividends allocated to participating securities	—	—	—	(0.2)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(25.1)	20.7	(77.1)	66.0
Dividends declared on common shares	(31.2)	(29.1)	(94.4)	(89.8)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(56.3)	$(8.4)	$(171.5)	$(23.8)

Distributed earnings per share	$0.22	$0.21	$0.66	$0.63
Undistributed losses per share	(0.40)	(0.06)	(1.21)	(0.09)
(Loss) Income per basic and diluted share	(0.18)	0.15	(0.55)	0.54

Weighted average shares outstanding for basic	140,119,442	139,947,518	140,181,438	139,669,971
Weighted average shares outstanding for diluted(1)	140,119,442	140,538,139	140,181,438	141,445,947
Dividends declared per common share	$0.22	$0.21	$0.66	$0.63
(1) For the three and nine months ended September 30, 2020, a total of 13,543,942 and 13,691,560 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the three and nine months ended September 30, 2019, a total of 1,830,940 and 1,082,604 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
NOTE 12—SEGMENT INFORMATION
Segment Presentation
    The Company evaluates its reportable segments in accordance with the guidance of ASC Topic 280, Segment Reporting. Kennedy Wilson had historically presented Investments and Services as its two main operating segments. As the Company has expanded on its separate account and commingled fund platforms, it determined that the segment presentation detailed below is more indicative to how the business is being run and evaluated by the chief operating decision makers. Unconsolidated investments that had historically been part of the Investments segment and are now included in the Co-Investment Portfolio segment. The Investment Management and Property Services businesses were historically included in the Services segment. The Investment Management business is now presented in the Co-Investment Portfolio segment. This combines the equity the Company invests as well as the fees it earns from its partners on co-investments into one segment to provide a better understanding and evaluation of the total performance of these investments by the Company's chief decision makers. As the Company has grown its Consolidated Portfolio and Co-Investment Portfolio, the Property Services group has had a less significant impact on the Company's results and thus Property Services is now presented in Corporate.
Segments
    The Company's operations are defined by two business segments: its Consolidated investment portfolio (the "Consolidated Portfolio") and its Co-Investment Portfolio:
•Consolidated Portfolio consists of the investments that the Company has made in real estate and real estate-related assets and consolidates on its balance sheet.  The Company typically wholly-owns the assets in its Consolidated Portfolio.
•Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets through the commingled funds and joint ventures that it manages; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that it earns on its fee bearing capital.  The Company typically owns a 5-50% ownership interest in the assets in its Co-investment Portfolio.
    In addition to the Company's two primary business segments the Company's Corporate segment includes, among other things, corporate overhead and the Property Services group.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    During the nine months ended September 30, 2020, we deconsolidated our investment in KW Europe Fund II as the Company no longer held a controlling financial interest in it. Amounts for KW Europe Fund II are in the Consolidated Portfolio segment in the prior period and in the Co-Investment Portfolio segment for the current period.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2020 and 2019 and balance sheet data as of September 30, 2020 and December 31, 2019:

	Three Months Ended September 30, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$102.2	$—	$—	$102.2
Hotel	3.1	—	—	3.1
Investment management and property services fees	—	5.5	3.4	8.9
Total revenue	105.3	5.5	3.4	114.2
Expenses
Rental	33.5	—	—	33.5
Hotel	2.7	—	—	2.7
Commission and marketing	—	—	0.9	0.9
Compensation and related	9.4	4.5	12.4	26.3
General and administrative	4.8	1.8	2.0	8.6
Depreciation and amortization	44.3	—	—	44.3
Total expenses	94.7	6.3	15.3	116.3
Income from unconsolidated investments, net of depreciation and amortization	—	14.9	—	14.9
Gain on sale of real estate, net	4.0	—	—	4.0
Transaction-related expenses	(0.1)	—	—	(0.1)
Interest expense	(32.8)	—	(18.0)	(50.8)
Other income (loss)	1.1	—	0.5	1.6
(Provision for) benefit from income taxes	(0.8)	—	13.6	12.8
Net (loss) income	(18.0)	14.1	(15.8)	(19.7)
Net income attributable to noncontrolling interests	(1.1)	—	—	(1.1)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(19.1)	$14.1	$(20.1)	$(25.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2019

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$108.3	$—	$—	$108.3
Hotel	25.1	—	—	25.1
Investment management and property services fees	—	5.3	4.3	9.6
Total revenue	133.4	5.3	4.3	143.0
Expenses
Rental	39.0	—	—	39.0
Hotel	17.3	—	—	17.3
Commission and marketing	—	—	1.2	1.2
Compensation and related	11.4	9.2	15.0	35.6
General and administrative	3.0	2.8	2.6	8.4
Depreciation and amortization	46.4	—	—	46.4
Total expenses	117.1	12.0	18.8	147.9
Income from unconsolidated investments, net of depreciation and amortization	—	84.0	—	84.0
Gain on sale of real estate, net	6.3	—	—	6.3
Transaction-related expenses	(4.0)	—	—	(4.0)
Interest expense	(35.1)	—	(16.7)	(51.8)
Other income (loss)	3.3	—	(3.3)	—
Provision for income taxes	(2.2)	—	(8.0)	(10.2)
Net (loss) income	(15.4)	77.3	(42.5)	19.4
Net loss attributable to noncontrolling interests	1.3	—	—	1.3
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(14.1)	$77.3	$(42.5)	$20.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$308.8	$—	$—	$308.8
Hotel	10.4	—	—	10.4
Investment management and property services fees	—	15.2	10.0	25.2
Total revenue	319.2	15.2	10.0	344.4
Expenses
Rental	102.2	—	—	102.2
Hotel	10.9	—	—	10.9
Commission and marketing	—	—	2.5	2.5
Compensation and related	30.3	14.0	40.8	85.1
General and administrative	14.6	5.1	6.4	26.1
Depreciation and amortization	135.1	—	—	135.1
Total expenses	293.1	19.1	49.7	361.9
Income from unconsolidated investments, net of depreciation and amortization	—	45.0	—	45.0
Gain on sale of real estate, net	47.7	—	—	47.7
Transaction-related expenses	(0.6)	—	—	(0.6)
Interest expense	(99.8)	—	(51.5)	(151.3)
Other income (loss)	—	—	1.7	1.7
(Provision for) benefit from income taxes	(8.4)	—	18.7	10.3
Net (loss) income	(35.0)	41.1	(70.8)	(64.7)
Net loss attributable to noncontrolling interests	0.5	—	—	0.5
Preferred dividends and accretion of preferred stock issuance costs	—	—	(12.9)	(12.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(34.5)	$41.1	$(83.7)	$(77.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$336.1	$—	$—	$336.1
Hotel	62.9	—	—	62.9
Sale of real estate	1.1	—	—	1.1
Investment management and property services fees	—	15.1	12.2	27.3
Total revenue	400.1	15.1	12.2	427.4
Expenses
Rental	113.3	—	—	113.3
Hotel	47.6	—	—	47.6
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	—	2.9	2.9
Compensation and related	39.4	19.7	48.8	107.9
General and administrative	15.9	6.3	8.0	30.2
Depreciation and amortization	141.7	—	—	141.7
Total expenses	359.1	26.0	59.7	444.8
Income from unconsolidated investments, net of depreciation and amortization	—	131.6	—	131.6
Gain on sale of real estate, net	252.4	—	—	252.4
Transaction-related expenses	(5.9)	—	—	(5.9)
Interest expense	(109.5)	—	(53.3)	(162.8)
Other income (loss)	1.8	—	(2.4)	(0.6)
Provision for income taxes	(5.8)	—	(29.3)	(35.1)
Net income (loss)	174.0	120.7	(132.5)	162.2
Net income attributable to noncontrolling interests	(96.0)	—	—	(96.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$78.0	$120.7	$(132.5)	$66.2

(Dollars in millions)	September 30, 2020	December 31, 2019
Total assets
Consolidated	$5,491.1	$5,679.7
Co-investment	1,277.0	1,326.5
Corporate	408.5	298.3
Total assets	$7,176.6	$7,304.5

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
    During the nine months ended September 30, 2020, Kennedy Wilson generated pretax book loss of $75.0 million related to its global operations and recorded a tax benefit of $10.3 million. The tax benefit for the period is below the US statutory tax rate, primarily as a result of non-deductible executive compensation, and increases in the valuation allowance against the Company's deferred tax assets. The net increase in the valuation allowance pertains to United Kingdom (“UK”) interest deduction carryovers and certain foreign net operating losses, partially offset by decreases in the valuation allowance on deferred tax assets associated with the Company’s tax basis in excess of its book carrying value for its investment in the KWE partnership. The change in the valuation allowance attributable to a portion of our foreign net operating losses was due to lower income in those jurisdictions caused in part by the COVID-19 pandemic. The increase in the valuation allowance associated with our UK interest deduction carryovers was attributable to a change in the UK tax regime associated with our UK operations. See discussion below.

    Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, December 31, 2018, December 31, 2019 and September 30, 2020.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. Valuation allowance will be released when tax benefit from future real estate dispositions can be reasonably anticipated. As of September 30, 2020, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance is $84.0 million and $75.2 million, respectively, while as of December 31, 2019, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $77.1 million and $72.6 million, respectively. The decrease in the valuation allowance against the KWE investment is to recognize a tax benefit from future real estate dispositions that are more likely than not to occur.
    The CARES Act (the “Act”) was signed into law on March 27, 2020. The Act provides for carrybacks of 2018, 2019 and 2020 losses, retroactive cost recovery of qualified improvement property, increases in interest deduction allowances and accelerating the refund of prior alternative minimum taxes paid. The Company has performed a preliminary assessment of the Act and has determined that the tax provisions of the Act will not have a significant impact on the Company’s taxes.

    As of April 6, 2020, UK corporate tax system is extended to KWE’s non-UK resident companies who were previously subjected to the UK’s non-resident landlord tax regime. UK corporate tax rules limit interest deductions to 30% of EBITDA and allows for tax loss utilization on a UK group basis. Interest expense in excess of the allowable amount can be carried forward indefinitely. Previously, the Company's interest expense under the UK non-resident landlord tax regime was fully deductible. As the Company expects its future UK interest expense to be in excess of the proscribed limitations on a prospective basis, the Company has concluded that future realization of the deferred tax benefit for the Company's UK interest expense carryovers is uncertain. As a result, the Company recorded a full valuation allowance on the deferred tax asset associated with the disallowed interest expense carryover of $3.9 million as of September 30, 2020.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of September 30, 2020 and December 31, 2019; consolidating statements of operations for the three and nine months ended September 30, 2020 and 2019; consolidating statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019; and condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and 2019, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2020 or 2019.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$96.3	$122.6	$508.3	$—	$727.2
Accounts receivable	—	(0.1)	14.3	36.7	—	50.9
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,049.1	2,737.6	—	4,786.7
Unconsolidated investments	—	14.1	461.8	801.1	—	1,277.0
Investments in and advances to consolidated subsidiaries	1,530.6	2,938.5	1,581.6	—	(6,050.7)	—
Other assets	—	18.2	83.0	233.6	—	334.8
Total assets	$1,530.6	$3,067.0	$4,312.4	$4,317.3	$(6,050.7)	$7,176.6

Liabilities and equity
Liabilities
Accounts payable	$—	$0.3	$2.7	$10.3	$—	$13.3
Accrued expenses and other liabilities	41.7	204.8	61.8	202.3	—	510.6
Mortgage debt	—	—	1,309.4	1,210.7	—	2,520.1
KW unsecured debt	—	1,331.3	—	—	—	1,331.3
KWE unsecured bonds	—	—	—	1,284.7	—	1,284.7
Total liabilities	41.7	1,536.4	1,373.9	2,708.0	—	5,660.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,488.9	1,530.6	2,938.5	1,581.6	(6,050.7)	1,488.9
Noncontrolling interests	—	—	—	27.7	—	27.7
Total equity	1,488.9	1,530.6	2,938.5	1,609.3	(6,050.7)	1,516.6
Total liabilities and equity	$1,530.6	$3,067.0	$4,312.4	$4,317.3	$(6,050.7)	$7,176.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$30.8	$6.4	$102.7	$434.0	$—	$573.9
Accounts receivable	—	—	13.9	38.2	—	52.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,052.3	3,027.9	—	5,080.2
Unconsolidated investments	—	18.2	526.0	782.3	—	1,326.5
Investments in and advances to consolidated subsidiaries	1,682.3	3,037.5	1,660.5	—	(6,380.3)	—
Other assets	—	—	61.1	210.7	—	271.8
Total assets	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Liabilities
Accounts payable	$—	$0.9	$3.4	$16.1	$—	20.4
Accrued expense and other liabilities	34.4	247.2	59.7	176.7	—	518.0
Mortgage debt	—	—	1,315.9	1,325.1	—	2,641.0
KW unsecured debt	—	1,131.7	—	—	—	1,131.7
KWE unsecured bonds	—	—	—	1,274.2	—	1,274.2
Total liabilities	34.4	1,379.8	1,379.0	2,792.1	—	5,585.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,678.7	1,682.3	3,037.5	1,660.5	(6,380.3)	1,678.7
Noncontrolling interests	—	—	—	40.5	—	40.5
Total equity	1,678.7	1,682.3	3,037.5	1,701.0	(6,380.3)	1,719.2
Total liabilities and equity	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.		Guarantor Subsidiaries		Non-guarantor Subsidiaries		Elimination	Consolidated Total
Revenue
Rental	$—	$—		$48.1		$54.1		$—	$102.2
Hotel	—	—		—		3.1		—	3.1
Investment management and property services fees	—	—		7.6		1.3		—	8.9
Total revenue	—	—		55.7		58.5		—	114.2
Expenses
Rental	—	—		18.3		15.2		—	33.5
Hotel	—	—		—		2.7		—	2.7
Commission and marketing	—	—		0.9		—		—	0.9
Compensation and related	7.9	7.7		9.4		1.3		—	26.3
General and administrative	—	4.3		2.6		1.7		—	8.6
Depreciation and amortization	—	0.4		19.8		24.1		—	44.3
Total expenses	7.9	12.4		51.0		45.0		—	116.3
Income from unconsolidated subsidiaries	—	—	—	3.7	—	11.2	—	—	14.9
Income from consolidated subsidiaries	(11.8)	4.5	—	8.8	—	—	—	(1.5)	—
Loss on sale of real estate, net	—	—		—		4.0		—	4.0
Transaction-related expenses	—	—		(0.1)		—		—	(0.1)
Interest expense	—	(18.0)		(11.8)		(21.0)		—	(50.8)
Other income (loss)	—	0.4		(2.0)		3.2		—	1.6
(Loss) income before benefit from (provision for) income taxes	(19.7)	(25.5)		3.3		10.9		(1.5)	(32.5)
Benefit from (provision for) income taxes	—	13.7		1.2		(2.1)		—	12.8
Net (loss) income	(19.7)	(11.8)		4.5		8.8		(1.5)	(19.7)
Net loss attributable to the noncontrolling interests	—	—		—		(1.1)		—	(1.1)
Preferred dividends	(4.3)	—		—		—		—	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(24.0)	$(11.8)		$4.5		$7.7		$(1.5)	$(25.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$144.2	$164.6	$—	$308.8
Hotel	—	—	—	10.4	—	10.4
Investment management and property services fees	—	—	22.2	3.0	—	25.2
Total revenue	—	—	166.4	178.0	—	344.4
Expenses
Rental	—	—	54.1	48.1	—	102.2
Hotel	—	—	—	10.9	—	10.9
Commission and marketing	—	—	2.5	—	—	2.5
Compensation and related	25.4	25.9	29.7	4.1	—	85.1
General and administrative	—	12.9	8.8	4.4	—	26.1
Depreciation and amortization	—	1.1	59.2	74.8	—	135.1
Total expenses	25.4	39.9	154.3	142.3	—	361.9
(Loss) Income from unconsolidated subsidiaries	—	(0.4)	(1.3)	46.7	—	45.0
(Loss) Income from consolidated subsidiaries	(39.3)	31.9	59.2	—	(51.8)	—
Gain on sale of real estate, net	—	—	—	47.7	—	47.7
Transaction-related expenses	—	—	(0.3)	(0.3)	—	(0.6)
Interest expense	—	(51.5)	(36.3)	(63.5)	—	(151.3)
Other income (loss)	—	1.9	(2.4)	2.2	—	1.7
(Loss) income before benefit from (provision for) income taxes	(64.7)	(58.0)	31.0	68.5	(51.8)	(75.0)
Benefit from (provision for) income taxes	—	18.7	0.9	(9.3)	—	10.3
Net (loss) income	(64.7)	(39.3)	31.9	59.2	(51.8)	(64.7)
Net loss attributable to the noncontrolling interests	—	—	—	0.5	—	0.5
Preferred dividends	(12.9)	—	—	—	—	(12.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.6)	$(39.3)	$31.9	$59.7	$(51.8)	$(77.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$43.1	$65.2	$—	$108.3
Hotel	—	—	—	25.1	—	25.1
Investment management and property services fees	—	—	9.0	0.6	—	9.6
Total revenue	—	—	52.1	90.9	—	143.0
Expenses
Rental	—	—	16.6	22.4	—	39.0
Hotel	—	—	—	17.3	—	17.3
Commission and marketing	—	—	1.2	—	—	1.2
Compensation and related	7.5	17.6	9.1	1.4	—	35.6
General and administrative	—	4.4	3.7	0.3	—	8.4
Depreciation and amortization	—	0.2	15.0	31.2	—	46.4
Total expenses	7.5	22.2	45.6	72.6	—	147.9
Income (loss) from unconsolidated investments	—	(0.3)	74.5	9.8	—	84.0
Income from consolidated subsidiaries	26.9	76.2	(0.7)	—	(102.4)	—
Gain on sale of real estate, net	—	—	8.2	(1.9)	—	6.3
Transaction-related expenses	—	(2.7)	(0.1)	(1.2)	—	(4.0)
Interest expense	—	(16.6)	(12.5)	(22.7)	—	(51.8)
Other income	—	0.5	—	(0.5)	—	—
Income before provision for income taxes	19.4	34.9	75.9	1.8	(102.4)	29.6
Provision for income taxes	—	(8.0)	0.3	(2.5)	—	(10.2)
Net income	19.4	26.9	76.2	(0.7)	(102.4)	19.4
Net income attributable to the noncontrolling interests	—	—	—	1.3	—	1.3
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$19.4	$26.9	$76.2	$0.6	$(102.4)	$20.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$128.4	$207.7	$—	$336.1
Hotel	—	—	—	62.9	—	62.9
Sale of real estate	—	—	—	1.1	—	1.1
Investment management and property services fees	—	—	25.6	1.7	—	27.3
Total revenue	—	—	154.0	273.4	—	427.4
Expenses
Rental	—	—	46.7	66.6	—	113.3
Hotel	—	—	—	47.6	—	47.6
Cost of real estate sold	—	—	—	1.2	—	1.2
Commission and marketing	—	—	2.9	—	—	2.9
Compensation and related	25.1	49.8	28.8	4.2	—	107.9
General and administrative	—	14.4	11.3	4.5	—	30.2
Depreciation and amortization	—	0.9	45.0	95.8	—	141.7
Total expenses	25.1	65.1	134.7	219.9	—	444.8
Income (loss) from unconsolidated investments	—	0.1	70.3	61.2	—	131.6
Income from consolidated subsidiaries	187.3	336.1	274.6	—	(798.0)	—
Gain on sale of real estate, net	—	—	8.2	244.2	—	252.4
Transaction-related expenses	—	(2.7)	(0.2)	(3.0)	—	(5.9)
Interest expense	—	(53.3)	(36.9)	(72.6)	—	(162.8)
Other income (loss)	—	1.5	0.2	(2.3)	—	(0.6)
Income before provision for income taxes	162.2	216.6	335.5	281.0	(798.0)	197.3
Provision for income taxes	—	(29.3)	0.6	(6.4)	—	(35.1)
Net income	162.2	187.3	336.1	274.6	(798.0)	162.2
Net income attributable to the noncontrolling interests	—	—	—	(96.0)	—	(96.0)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$162.2	$187.3	$336.1	$178.6	$(798.0)	$66.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(19.7)	$(11.8)	$4.5	$8.8	$(1.5)	$(19.7)

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain (loss)	28.8	28.8	19.9	28.0	(76.7)	28.8
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts (loss) gain	(18.7)	(18.7)	(19.1)	0.4	37.5	(18.6)
Unrealized loss on interest rate swaps	0.4	0.4	—	—	(0.4)	0.4
Total other comprehensive income (loss) for the period	$10.5	$10.5	$0.8	$28.4	$(39.6)	$10.6

Comprehensive (loss) income	$(9.2)	$(1.3)	$5.3	$37.2	$(41.1)	$(9.1)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1.9)	—	(1.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(9.2)	$(1.3)	$5.3	$35.3	$(41.1)	$(11.0)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(64.7)	$(39.3)	$31.9	$59.2	$(51.8)	$(64.7)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation gain (loss)	33.5	33.5	(30.4)	33.5	(36.6)	33.5
Amounts reclassified out of AOCI during the period	0.2	0.2	—	0.2	(0.4)	0.2
Unrealized currency derivative contracts (loss) gain	(24.9)	(24.9)	30.4	(55.3)	49.8	(24.9)
Unrealized loss on interest rate swaps	(5.9)	(5.9)	—	—	5.9	(5.9)
Total other comprehensive (loss) income for the period	$2.9	$2.9	$—	$(21.6)	$18.7	$2.9

Comprehensive (loss) income	$(61.8)	$(36.4)	$31.9	$37.6	$(33.1)	$(61.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(61.8)	$(36.4)	$31.9	$38.7	$(33.1)	$(60.7)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$19.4	$26.9	$76.2	$(0.7)	$(102.4)	$19.4

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	(31.7)	(31.8)	(17.1)	(31.5)	80.4	(31.7)
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts (loss) gain	24.9	24.9	16.8	8.1	(49.8)	24.9
Unrealized loss on interest rate swaps	(1.5)	(1.5)	—	—	1.5	(1.5)
Total other comprehensive income (loss) for the period	$(8.3)	$(8.4)	$(0.3)	$(23.4)	$32.1	$(8.3)

Comprehensive income (loss)	$11.1	$18.5	$75.9	$(24.1)	$(70.3)	$11.1
Comprehensive loss attributable to noncontrolling interests	—	—	—	2.3	—	2.3
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$11.1	$18.5	$75.9	$(21.8)	$(70.3)	$13.4

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$162.2	$187.3	$336.1	$274.6	$(798.0)	$162.2

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(36.4)	(36.4)	(28.8)	(27.1)	92.3	(36.4)
Amounts reclassified out of AOCI during the period	9.8	9.8	—	9.8	(19.6)	9.8
Unrealized currency derivative contracts gain	42.4	42.4	28.8	13.6	(84.8)	42.4
Unrealized loss on interest rate swaps	(1.9)	(1.9)	—	—	1.9	(1.9)
Total other comprehensive income for the period	$13.9	$13.9	$—	$(3.7)	$(10.2)	$13.9

Comprehensive income	$176.1	$201.2	$336.1	$270.9	$(808.2)	$176.1
Comprehensive income attributable to noncontrolling interests	—	—	—	(105.0)	—	(105.0)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$176.1	$201.2	$336.1	$165.9	$(808.2)	$71.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$3.7	$(121.8)	$(8.7)	$121.4	$(5.4)
Cash flows from investing activities:
Issuance of loans	—	(6.8)	—	(72.4)	(79.2)
Proceeds from collection of loans	—	—	—	33.9	33.9
Net proceeds from sale of real estate	—	—	—	228.5	228.5
Capital expenditures to real estate	—	—	(42.5)	(72.1)	(114.6)
Distributions from unconsolidated investments	—	4.0	34.5	67.0	105.5
Contributions to unconsolidated investments	—	(0.1)	(24.0)	(44.1)	(68.2)
Proceeds from development project assets	—	—	—	2.2	2.2
Purchase of marketable securities	—	(10.2)	—	—	(10.2)
Proceeds from settlement of foreign forward contracts	—	—	36.3	—	36.3
Distributions from (investments in) consolidated subsidiaries, net	116.5	28.7	15.0	(160.2)	—
Net cash provided by investing activities	116.5	15.6	19.3	(17.2)	134.2
Cash flows from financing activities:
Borrowings under line of credit	—	200.0	—	—	200.0
Borrowings under investment debt	—	—	77.2	67.3	144.5
Repayment of investment debt	—	—	(67.5)	(77.2)	(144.7)
Debt issue costs	—	(3.9)	(0.2)	(0.6)	(4.7)
Repurchase and retirement of common stock	(46.3)	—	—	—	(46.3)
Dividends paid	(92.7)	—	—	—	(92.7)
Preferred dividends paid	(11.9)	—	—	—	(11.9)
Repayment of shareholder loans to noncontrolling interests	—	—	—	1.2	1.2
Contributions from noncontrolling interests, excluding KWE	—	—		2.8	2.8
Distributions to noncontrolling interests	—	—	—	(18.2)	(18.2)
Net cash (used in) provided by financing activities	(150.9)	196.1	9.5	(24.7)	30.0
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(5.5)	(5.5)
Net change in cash and cash equivalents	(30.7)	89.9	20.1	74.0	153.3
Cash and cash equivalents, beginning of period	30.7	6.4	102.5	434.3	573.9
Cash and cash equivalents, end of period	$—	$96.3	$122.6	$508.3	$727.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(2.7)	$(101.1)	$(0.4)	$64.7	$(39.5)
Cash flows from investing activities:
Issuance of loans	—	—	(1.3)	(0.4)	(1.7)
Collections of loans	—	—	0.5	—	0.5
Net proceeds from sale of real estate	—	—	27.8	323.5	351.3
Purchases of and additions to real estate	—	—	—	(97.0)	(97.0)
Capital expenditures to real estate	—	—	(44.0)	(100.9)	(144.9)
Distributions from unconsolidated investments	—	0.8	74.0	31.1	105.9
Contributions to unconsolidated investments	—	(1.3)	(110.7)	(33.4)	(145.4)
Additions to development project assets	—	—	—	(1.1)	(1.1)
Proceeds from development project assets	—	—	—	4.2	4.2
Proceeds from settlement of foreign derivative contracts	—	—	34.2	—	34.2
Distributions from (investments in) consolidated subsidiaries, net	107.7	65.9	105.0	(278.6)	—
Net cash provided by (used in) investing activities	107.7	65.4	85.5	(152.6)	106.0
Cash flows from financing activities:
Borrowings under line of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(50.0)	—	—	(50.0)
Repayment of shareholder loans to noncontrolling interests	—	—	—	(11.5)	(11.5)
Borrowings under investment debt	—	—	—	444.7	444.7
Repayment of investment debt	—	—	(14.5)	(316.3)	(330.8)
Debt issue costs	—	—	(0.1)	(2.6)	(2.7)
Repurchase and retirement of common stock	(16.8)	—	—	—	(16.8)
Dividends paid	(88.2)	—	—	—	(88.2)
Contributions from noncontrolling interests, excluding KWE	—	—	—	11.0	11.0
Distributions to noncontrolling interests	—	—	—	(259.9)	(259.9)
Net cash (used in) provided by financing activities	(105.0)	75.0	(14.6)	(134.6)	(179.2)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	10.5	10.5
Net change in cash and cash equivalents	—	39.3	70.5	(212.0)	(102.2)
Cash and cash equivalents, beginning of period	—	1.9	101.9	384.2	488.0
Cash and cash equivalents, end of period	$—	$41.2	$172.4	$172.2	$385.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—SUBSEQUENT EVENTS
On October 2, 2020, the Company sold Kennedy-Wilson Properties, Ltd. (“KWP”), a wholly-owned subsidiary of the Company operating in the third-party real estate services industry, including, property management, commercial brokerage (leasing and sale), facilities management and lease administration, to an entity controlled by certain members of KWP management (the “Purchaser”). As of the October 2, 2020, the Purchaser will employ the approximately 110 employees and 25 independent contractors employed by KWP.
On October 7, 2020, KWE launched a cash tender offer for part of its £500 million of the KWE Bonds (the "Tender Offer"). KWE purchased £130.2 million ($168.1 million based on September 30, 2020 rates) in aggregate nominal amount of the KWE Bonds, or 26.04% of the £500.0 million aggregate nominal amount of the KWE Bonds outstanding in Tender Offer. The purchase price for the KWE Bonds validly tendered and accepted for purchase pursuant to the Tender Offer was a price equal to 101% of the nominal amount of the relevant KWE Bonds, plus accrued and unpaid interest to, but not including, October 22, 2020. The total Tender Offer consideration was £133.1 million, including accrued and unpaid interest and was settled on October 22, 2020. KWE used cash and £100 million of proceeds from two new property-level financings, each with a fully extended maturity in 2025 and an interest rate of approximately 3.0% to finance the Tender Offer.
On October 29, 2020, the Company completed the sale of a wholly-owned, unencumbered office building located in Dublin, Ireland. The Company sold the building for a total sales price of $165 million resulting in total net proceeds of approximately $165 million and a gain on sale of approximately $85 million which will be recognized by the Company in the fourth quarter of 2020.
On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “Equity partners” refers to third-party equity providers and non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP. Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this Management’s Discussion and Analysis Section.

COVID-19 Impact and Business Update
    The following discussion is intended to provide shareholders with certain information regarding the Company's operations and the impact of the COVID-19 pandemic on our business and management’s efforts to respond to the same. The pandemic commenced during the first quarter of 2020 and the duration and magnitude of it still remain uncertain at this time. All of the markets in which we operate initiated some form of procedures to reopen, but whether or not they are able to continue to proceed to fully reopen, stay open at current levels or avoid a return to partial or full "lock down" status are unknown at this time. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of November 4, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the fourth quarter of 2020 and future periods.
Health and Safety of our Employees and Tenants
    Our primary objective during the COVID-19 pandemic has been to protect the health and safety of our employees as well as the tenants and service providers across our portfolio. We have started to open our offices in jurisdictions where applicable laws permit us to do so.  Even with the reopening of certain offices, to date, we have not made it mandatory for employees to return to the office if they can perform their jobs from home.  Prior to reopening any office, we have strictly followed applicable laws in preparing and maintaining the space to be as safe as possible and providing an environment that encourages the following of social distancing guidelines, including, without limitation, staggering employees' schedules to ensure ample space is available between work spaces and occupied offices. In jurisdictions where applicable laws have not permitted us to reopen our offices, our employees continue to work remotely.  We will continue to monitor and follow local laws and guidance to assess our ability to reopen or keep open our offices across the globe. Our IT infrastructure and communications are robust and we are focused on maintaining business continuity, while doing our share to support each community where we do business. The daily operations of our business are not materially directly dependent on a supply chain or production chain that may be disrupted due to the pandemic.
Impact to the Global Economy and Jurisdictions we Invest in
As a result of the unprecedented measures taken across the globe, the disruption and impact of the COVID-19 pandemic to the global economy and financial markets has been significant. Nearly all the markets in which we operate continue to enforce some form of restriction on the operations of businesses due to the COVID-19 pandemic. These precautions led to the shutdown of nonessential services, which led to closures of stores in our retail portfolio and limited business operations of some of our office tenants. In addition, this caused us to close The Shelbourne hotel in Dublin, Ireland from March 15, 2020 to June 29, 2020. On October 21, 2020, due to a spike in new cases Ireland has moved back to a six week lockdown that closes non-essential businesses and limits travel from home to a distance of five kilometers. The Shelbourne will remain open during this period but we expect significantly limited activity at the property. On November 5, 2020 the United Kingdom has moved to a four week lockdown that closes non-essential businesses as cases have continued to rise there as well.
The continued and long-lasting economic impact of the COVID-19 pandemic (including the expiration of the federal government’s supplemental payment to recipients of state unemployment funds on July 31, 2020) may lead to some of our multifamily tenants having difficulty in making rental payments on time, or at all. There are concerns that this pandemic could trigger, or has already triggered, a period of prolonged global economic slowdown or global recession. The Department of Labor has reported that as of October 22, 2020, over 23 million Americans filed for unemployment assistance. Although the unemployment number has come down from its peak in April and May 2020, many sectors of the economy still remain at a virtual standstill. The Bureau of Economic Analysis ("BEA") reported on April 29, 2020 that the U.S. Gross Domestic Product ("GDP") shrank 4.8% in the first quarter 2020 which represents the biggest contraction since the financial crisis of 2008. The BEA reported on July 30, 2020 that the GDP shrank 34.3% in the second quarter 2020 and that the GDP increased by 33.1% in the third quarter as reported on October 29, 2020. Coming off the second quarter 2020 which was the worst quarter in history for GDP growth, the U.S. economy grew at its fastest pace ever in the third quarter 2020 but we expect continued uncertainty going forward as the COVID-19 pandemic moves into the winter in the markets in which we operate.
    On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. In addition, on April 24, 2020, the President signed the Paycheck Protection Program ("PPP") and Health Care Enhancement Act into law, which provided an additional $484 billion relief package to primarily assist distressed small businesses and to prevent them from shutting their operations and laying off their employees. Although the U.S. Senate has adjourned until November 9, 2020, the United States government has been in discussions regarding passing additional aid and relief measures for individuals and businesses.

Liquidity
    Kennedy Wilson has a strong financial and capital position to withstand the potential near-term cash flow impact caused by the COVID-19 pandemic. As of September 30, 2020, we had $727.2 million ($425.9 million of which is in foreign currencies of GBP or EUR) of cash on our consolidated balance sheet. We also currently have $300 million available to draw on our unsecured revolving credit facility.
    As of September 30, 2020, we have 4.2 weighted average years to maturity on our debt obligations. We have limited debt maturities over 2020 and 2021, which total $22.3 million and $158.3 million, respectively, which are secured by non-recourse property-level financings and represent only 3% of our total outstanding debt obligations.
Third Quarter and Year to Date Highlights
•For the three months ended September 30, 2020, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $25.1 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $20.7 million for the same period in 2019. For the three months ended September 30, 2020 we had Adjusted EBITDA of $76.3 million as compared to $142.5 million for the prior-year period. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA is due to lower gains on sale of real estate period-over-period. We also had lower fair value gains and promote income on investments in our Co-Investment portfolio in the current period.
•For the nine months ended September 30, 2020, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $77.1 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $66.2 million for the same period in 2019. For the nine months ended September 30, 2020 we had Adjusted EBITDA of $261.1 million as compared to $450.0 million for the prior-year period. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA is due to lower gains on sale of real estate in our Consolidated and Co-Investment Portfolios in the current period as we have had decreased investment transaction activity due to the COVID-19 pandemic. We also had lower fair value gains and promote income on investments in our Co-Investment portfolio in the current period.
•Increased fee-bearing capital to $3.8 billion as of September 30, 2020, a 27% increase from December 31, 2019
•Formed a $2 billion platform with Fairfax Financial Holdings Limited (“Fairfax”) in May 2020 that pursues first-mortgage loans secured by high-quality real estate in the Western U.S., Ireland and the U.K. During the three months ended September 30, 2020, we closed on $335.2 million of loans in the platform, our share of which was $58.3 million. Including the investments made in this new platform with Fairfax, we have completed a total of $$614.0 million in real estate debt investments during nine months ended September 30, 2020, our share of which is $78.2 million or 13.2%.

•We completed the development of Stockley Park, an office property in the United Kingdom, and 38° North, a multifamily property in Northern California and the third phase of Clancy Quay which added 246 units to the largest multifamily community in Dublin Ireland. We also completed the lease-up of Rosewood, a multifamily property in Boise, Idaho, and two commercial properties, Horizon Centre and Malibu Sands.
•On October 2, 2020 we sold our Property Services division, reducing headcount by approximately 110 employees with approximate annual revenues of $11.4 million and expenses of $12.6 million on a trailing-12 month basis. The sale allows us to focus on our core investment and investment management businesses.
•In October, Kennedy Wilson Europe Real Estate Limited (“KWE”), a wholly-owned subsidiary of the Company completed its cash tender offer (the “Tender Offer”) for part of its £500 million 3.95% sterling-denominated bonds due 2022 (the “Bonds”). KWE purchased approximately £130 million, or 26%, of its Bonds in the Tender Offer. KWE used cash and £100 million of proceeds from two new property-level financings, each with a fully extended maturity in 2025 and an interest rate of approximately 3.0%, to fund the Tender Offer consideration.
Investment portfolio and Third Quarter 2020 and October 2020 Rent Collections
    Our investment portfolio is diverse both geographically and by product type. In the United States, our portfolio is focused in the western part of the country. In Europe, our portfolio is primarily located in Dublin, Ireland and the United Kingdom.
    As of October 30, 2020, we have collected a total of 93% of our share of third quarter 2020 rents from our properties in our global investment portfolio which is slightly ahead of what we had collected during the second quarter 2020. As of October 30, 2020, our share of rent collections for the month of October 2020 has been materially in line with rent collection levels that we achieved for the third quarter of 2020. Such collection rates may not be indicative of collections in any future period. As of September 30, 2020, 85% of our share of the total rents that we collect are generated from our global multifamily and office properties. During the nine months ended September 30, 2020, we identified $6.7 million of receivables and other lease-related assets that are no longer probable of being collected. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $6.7 million identified, $6.0 million related to our Consolidated portfolio and was recorded as a reduction of rental income and $0.7 million related to our share of rental income on our Co-Investments portfolio investments and was recorded as a reduction of income from unconsolidated investments.

    Global Multifamily Property Portfolio Rents and Leasing Update

As of October 30, 2020, we have collected a total of 98% of our share of the third quarter 2020 rent from our properties in our global multifamily property portfolio. October 2020 rental collections have been in line with third quarter 2020. We have benefited from certain of our tenants taking advantage of the protections provided to them by the CARES Act in the United States and the COVID-19 pandemic unemployment payment scheme in Ireland, both of which provide a package of unemployment benefits for eligible participants. Our multifamily tenants typically pay through direct debit transactions, and tenants within our affordable unit portfolio generally receive some assistance from various government programs, which helps enhance our collection efforts. As the COVID-19 pandemic continues, however, some of our multifamily tenants may have difficulty in making rental payments on time, or at all.
Since the onset of the COVID-19 pandemic our multifamily group has rolled out initiatives and achieved the following accomplishments:
•Placed greater emphasis on virtual leasing with 75% of apartment tours being virtual in third quarter 2020.
•Virtual paperless leasing capabilities are in place across our global multifamily property portfolio. Improved the virtual tour experience with updated video and 360-degree imagery as well as video tours of available units.
•Occupancy has remained flat at 94.6% and in-place rents have remained flat since December 31, 2019.

Global Commercial Property Portfolio Rents and Leasing Update
As of October 30, 2020, we have collected 96% of the third quarter 2020 rents from properties in our global office property portfolio and 66% of third quarter 2020 rents from the properties in our global retail property portfolio. October 2020 rental collections have been in line with the third quarter 2020. As of September 30, 2020, 12% of the total rents that we collect are generated from our global retail portfolio and 29% are generated from our global office portfolio.
We also have a small number of investments in assets located in Spain and Italy that sit in our global commercial property portfolio. All of our Italian properties are fully occupied by government agencies and have paid rent through the end of October 2020. As of October 30, 2020, we have collected 51% of the third quarter 2020 rents at our Spanish retail properties. October 2020 rental collections have been in line with the third quarter 2020. The Spanish portfolio comprises 2% of our global portfolio monthly rental collections.
Since the onset of the COVID-19 pandemic our commercial group has rolled out initiatives and achieved the following accomplishments:
•Similar to our multifamily portfolio we are utilizing virtual leasing technology for our commercial portfolio. During the quarter ended September 30, 2020, we closed on approximately 40 leasing deals across 474k sq. ft.

◦In the Western United States, we closed 10 leasing deals across 329k sq. ft

◦In United Kingdom and Ireland, we closed 30 leasing deals across 145k sq. ft and closed an additional 12 leases in the United Kingdom during October 2020 across 89k sq. ft

Global Development and Hotel Update
In our development and redevelopment portfolio we have experienced delays, but we currently do not expect material cost increases as we have fixed-rate construction contracts on projects that are currently under construction and for projects that are in early phases we have not had to halt activities as we are mainly in the pre-construction phase and are able to continue progress on projects. During the third quarter 2020, we completed the development of Clancy Quay Phase 3 on schedule and are currently leasing up the units at the property. We also completed the development of Stockley Park, an office property in the United Kingdom, and 38° North, a multifamily property in Northern California Although Ireland has entered into a six week lockdown effective October 21, 2020, construction is an essential service and is allowed to continue and therefore we do not expect delays on our Irish development projects. We have three properties that consist of 0.1 million square feet of office space and 277 market rate multifamily units that should complete construction by the end of 2021. We also have five properties consisting of 0.3 million square feet of commercial space and 576 market rate multifamily units that are unstabilized and undergoing lease up that we expect will be stabilized by the end of 2021. Our VHH portfolio also has 1,220 units that we expect will finish construction or complete lease up by the end of 2021. Please refer to Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives.
    The COVID-19 pandemic continues to significantly impact the hospitality industry due to travel restrictions and stay-at-home or similar directives resulting in cancellations and significantly reduced travel around the world.  We voluntarily closed The Shelbourne hotel on March 15, 2020 and reopened the hotel on June 29, 2020 when we were permitted to do so under applicable laws and guidelines. On October 21, 2020, due to a spike in new cases Ireland has moved to a six week lockdown that closes non-essential businesses and limits travel from home to a distance of five kilometers. The Shelbourne will remain open during this period but we expect significantly limited activity at the property.   Revenues at The Shelbourne hotel for the nine months ended September 30, 2020 were down 69% and Consolidated NOI was down approximately $10 million compared to the prior year due to the hotel closure during the reporting period.
Investment Activity
    Investment activity may be diminished until a vaccine has been released or there has been a significant reduction in the number of COVID-19 cases. This slowdown in investment transactions may impact our ability to sell properties in the future and our ability to generate cash and gains from the sale of real estate. Despite historically low transactions in the second and third quarter of 2020, we expect a more active fourth quarter 2020 during which the majority of our 2020 asset sales will be completed, as evidenced by the sale of Baggot Plaza, a wholly-owned office property in Dublin, Ireland which was sold for $165 million on October 30, 2020 and will generate a gain on sale of approximately $85 million to Kennedy Wilson. In October, we acquired off-market three multifamily properties totaling 880-units in the mountain states region of the Western U.S. for $198 million. We have seen a strong response to our new debt platform and expect deal activity to continue into the fourth quarter. As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our people and prudently managing our business to deliver long-term growth.
Company Overview
    We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners. As of September 30, 2020, we had 309 employees (198 employees after the sale of our Property Services Group in October 2020) in 12 offices throughout the United States, the United Kingdom, Ireland and Spain. As of September 30, 2020, our IMRES AUM stood at $19.7 billion. The real estate that we hold in our global portfolio consists primarily of (51%) multifamily apartments and (49%) commercial offices based on Consolidated NOI and JV NOI. Geographically, we focus on the (57%) Western United States, the (21%) United Kingdom and (18%) Ireland (including 3% in other).
    Our investment activities involve ownership of 10,668 multifamily units, 10.3 million square feet of commercial space and one hotel that are consolidated on our financial statements with revenues of $319.3 million and, consolidated net operating income ("Consolidated Portfolio NOI") of $201.3 million during the nine months ended September 30, 2020 and IMRES AUM of $6.6 billion. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of September 30, 2020, our fee-bearing capital was $3.8 billion and we recognized $13.9 million in investment management fees from equity partners in these vehicles during the nine months ended September 30, 2020. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage. As of September 30, 2020, we held ownership interests in 19,322 multifamily units, 11.6 million square feet of commercial space, one hotel and $743.4 million of real estate debt (of which our share was $86.8 million), all of which are held through joint ventures and three commingled funds that we manage (which are represented as unconsolidated investments on our financial statements). For the nine months ended September 30, 2020, these joint ventures and commingled funds that we manage generated revenues and JV NOI of $109.3 million and $76.5 million, respectively, and had an IMRES AUM of $9.2 billion as of September 30, 2020. In our Co-investments Portfolio 87% of our carrying value is accounted for at fair value. The revenue and JV NOI amounts above include the operations of the underlying investments but exclude gains or losses from changes in fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
    In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $677.0 million over the next four years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.
Investment Approach
    The following is our investment approach:
•Identify countries and markets with an attractive investment landscape
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, either on our own or through investment management platform with strategic partners
•Reposition assets to enhance cash flows post-acquisition
•Disposing of non-core assets or assets that have completed their business plans and investing the proceeds from such sales into value-add capital expenditures, development and acquisitions with higher expected rent growth or recurring net operating income than assets sold
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
    During the last five years, occupancy, NOI, Adjusted EBITDA and fee-bearing capital of KW was as follows (at share):

	Three Months Ended September 30,
($ in millions, except fee-bearing capital which $ in billions)	2020	2019	2018	2017	2016
Multifamily Occupancy	94.4%	94.6%	94.3%	93.4%	94.4%
% change	(0.2)%	0.3%	1.0%	(1.1)%	—%
Commercial Occupancy	91.5%	93.8%	94.7%	93.0%	92.0%
% change	(2.5)%	(1.0)%	1.8%	1.1%	—%
Consolidated NOI(1)	67.6	75.2	94.5	56.6	50.3
% change	(10.1)%	(20.4)%	67.0%	12.5%	—%
JV NOI(1)	23.8	19.8	15.9	12.5	12.0
% change	20.2%	24.5%	27.2%	4.2%	—%
Adjusted EBITDA(1)	76.3	142.5	142.5	141.9	87.7
% change	(46.5)%	—%	0.4%	61.8%	—%
Fee-bearing capital(2)	3.8	2.5	1.9	1.6	1.4
% change	52.0%	31.6%	18.8%	14.3%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
(2) Amounts in fee-bearing capital exclude $1.3 billion and $1.8 billion as of September 30, 2017 and 2016 relating to KWE prior to it being wholly-owned.

	Nine Months Ended September 30,
($ in millions, except fee bearing capital which $ in billions)	2020	2019	2018	2017	2016
Multifamily Occupancy	94.4%	94.6%	94.3%	93.4%	94.4%
% change	(0.2)%	0.3%	1.0%	(1.1)%	—%
Commercial Occupancy	91.5%	93.8%	94.7%	93.0%	92.0%
% change	(2.5)%	(1.0)%	1.8%	1.1%	—%
Consolidated NOI(1)	201.3	230.1	283.9	161.2	141.2
% change	(12.5)%	(19.0)%	76.1%	14.2%	—%
JV NOI(1)	76.5	55.8	42.7	36.3	38.7
% change	37.1%	30.7%	17.6%	(6.2)%	—%
Adjusted EBITDA(1)	261.1	450.0	535.0	255.0	233.0
% change	(42.0)%	(15.9)%	109.8%	9.4%	—%
Fee-bearing capital(2)	3.8	2.5	1.9	1.6	1.4
% change	52.0%	31.6%	18.8%	14.3%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
(2) Amounts in fee-bearing capital exclude $1.3 billion and $1.8 billion as of September 30, 2017 and 2016 relating to KWE prior to it being wholly-owned.
Business Segments
    Our operations are defined by two business segments: our consolidated investment portfolio (the "Consolidated Portfolio") and our co-investment portfolio (the "Co-Investment Portfolio")
•Our Consolidated Portfolio consists of the investments in real estate and real estate-related assets that we have made and consolidate on our balance sheet.  We typically wholly-own the assets in our Consolidated Portfolio.
•Our Co-investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets that we have made through the commingled funds and joint ventures that we manage; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that we earn on our fee bearing capital.  We typically own a 5-50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership of 39% as of September 30, 2020.
    In addition to our two primary business segments our Corporate segment includes, among other things, our corporate overhead and our property services group (prior to the sale of the group in October 2020).

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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio as of September 30, 2020 and December 31, 2019:

($ in millions)	September 30, 2020	December 31, 2019
Cash(1)	$467.7	$338.8
Real estate	4,786.7	5,080.2
Accounts receivable and other assets	173.2	198.3
Total Assets	$5,427.6	$5,617.3

Accounts payable	12.0	18.4
Accrued expenses	232.1	210.3
Mortgage debt	2,520.1	2,641.0
KWE bonds	1,284.7	1,274.2
Total Liabilities	4,048.9	4,143.9

Equity	$1,378.7	$1,473.4
(1)Excludes $259.5 million and $235.1 million as of September 30, 2020 and December 31, 2019 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents the carrying value of balance sheet of our Co-Investment Portfolio at our share of the underlying investments as of September 30, 2020 and December 31, 2019:

($ in millions)	September 30, 2020	December 31, 2019
Cash	$73.0	$60.7
Real estate	2,489.9	2,461.5
Loans	97.3	13.4
Accounts receivable and other assets	193.8	222.1
Total Assets	$2,854.0	$2,757.7

Accounts payable and accrued expenses	55.6	85.6
Mortgage debt	1,424.1	1,337.5
Total Liabilities	1,479.7	1,423.1

Equity	$1,374.3	$1,334.6
        Commingled funds
    We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom and

Ireland that also have expected hold periods of 5 to 7 years. As of September 30, 2020, our weighted average ownership interest in the commingled funds that we manage was 12%.
        Separate accounts
    We have several equity partners whereby we act as the general partner and receive investment management fees including acquisition, disposition, financing, construction management, performance and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of September 30, 2020, our weighted average ownership interest in the various joint ventures that we manage was 46%.
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
    When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of September 30, 2020, the VHH portfolio includes 7,729 stabilized rental units with another 2,253 units currently under stabilization, development or undergoing entitlements in the Western United States.
    We acquired our ownership interest in VHH in 2015 for approximately $80 million.  As of September 30, 2020 we have contributed an additional $87.7 million into VHH and have received $197.1 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $139.8 million as of September 30, 2020. We have recorded $126.0 million worth of fair value gains on our investment in VHH including $6.7 million during the nine months ended September 30, 2020.
    Investment Types
    The following are the product types we invest in through our Consolidated Portfolio and Co-Investment Portfolio segments:
    Multifamily
    We pursue multifamily acquisition opportunities where we can unlock and enhance asset value through a myriad of strategies, including institutional management, asset renovation and rehabilitation, repositioning and creative recapitalization. We focus primarily on apartment communities in supply-constrained, infill markets.
    As of September 30, 2020, we hold ownership interests in 114 assets that include 10,668 consolidated multifamily apartment units and 19,322 units within our Co-Investment Portfolio. Our largest Western United States multifamily region is the Pacific Northwest, primarily the greater Seattle area and Portland. The remainder of the Western United States portfolio is located in Northern and Southern California and the Mountain States region, which includes Utah, Idaho, Montana, Colorado and Nevada. In Ireland we focus on Dublin city center and the suburbs of the city.
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
    Commercial
    Our investment approach for office acquisition criteria differs across our various investment platforms. For our Consolidated Portfolio we look to invest in large high quality properties with high replacement costs. In our separate account portfolios our partners have certain characteristics whether it be location, financing (unencumbered properties) or hold period. The commingled funds typically look for opportunities that have a value-add component that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
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
    As of September 30, 2020, we held investments in 168 commercial properties, totaling over 21.9 million square feet, predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy.
    Development and Redevelopment

    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of September 30, 2020 we have 1,357 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.0 billion (approximately 32% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
Hotel
    We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of September 30, 2020, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will contain 150 rooms in Kona, Hawaii and a hotel property in Hawaii that consists of 72 rooms which is owned in one of our commingled funds.
    Real Estate Debt
    In the second quarter of 2020, we formed a $2 billion platform ("KW/FF debt platform") with Fairfax Financial Holdings Limited (“Fairfax”) that pursues first mortgage loans secured by high-quality real estate in the Western U.S., Ireland and the United Kingdom. In our role as asset manager, we will earn customary management and performance fees.  We will also invest alongside Fairfax in these loans with an ownership interest between 10% to 25%.  We currently expect that these investments will all be made without the use of any leverage. Since its inception to September 30, 2020, we closed on $335.2 million of loans in the platform our share of which is $58.3 million.
    In addition to the KW/FF debt platform we acquire performing and non-performing loans and/or originate loans secured by real estate on our own or with other partners.
    As of September 30, 2020, we held interest in 13 loans with an average interest rate of 6.1% per annum and a carrying value of $86.8 million located in the Western United States and are primarily invested through our Co-investment Portfolio. In addition to interest income we earn on loans we also earn customary asset management fees from our partners for managing loan investments.
    Our current loan portfolio including the KW/FF debt platform is focused on performing loans. However, if market conditions deteriorate, we expect more opportunities to arise in acquiring loan portfolios at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower or market conditions. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from such investments.
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
    As of September 30, 2020, we held 21 investments that are primarily comprised of 248 residential units/lots and 3,881 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of September 30, 2020, these investments had a gross asset value of $312.0 million and we had a weighted average ownership in such investments of 67%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of September 30, 2020, $1,114.6 million or 87% of our investments in our Co-Investment Portfolio (16% of total assets) are held at estimated fair value. We have elected fair value options or are carrying commingled fund investments at fair value for these unconsolidated investments in order to report the change in the value in the underlying investments in the results of our current operations. As of September 30, 2020, there were cumulative fair value gains of $238.4 million which comprises 21% of the $1,114.6 million carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $126.0 million of the $238.4 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the nine months ended September 30, 2020, we recognized $14.2 million and $2.6 million, respectively, of net fair value gains and performance fee write downs on co-investment portfolio investments.

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

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.75% —5.00%	6.25% — 8.15%
Office	4.00% — 7.50%	5.00% — 9.00%
Retail	6.50% — 8.75%	8.75% — 11.25%
Hotel	6.00% —6.00%	7.50% — 8.25%
Residential	N/A	12.00% — 12.00%

    In valuing indebtedness, we consider significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.40% to 4.90%.

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

    We assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of our assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the nine months ended September 30, 2020 and future periods.

Selected Financial Data

In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and nine months ended September 30, 2020 dating back to 2016.

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
GAAP
Revenues	$114.2	$143.0	$217.8	$175.9	$172.9
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(25.1)	20.7	109.6	9.4	(1.6)
Basic (loss) income per share of common stock	(0.18)	0.15	0.77	0.08	(0.02)
Diluted (loss) income per share of common stock	(0.18)	0.15	0.77	0.08	(0.02)
Dividends declared per share of common stock	0.22	0.21	0.19	0.17	0.14
Non-GAAP(1)
Adjusted EBITDA	76.3	142.5	142.5	141.9	87.7
Adjusted EBITDA percentage change	(46)%	—%	—%	62%	—%
Adjusted Net Income	27.3	73.9	74.1	34.8	44.9
Adjusted Net Income percentage change	(63)%	—%	113%	(22)%	—%
Adjusted Fees	7.9	27.5	20.0	26.7	24.2
Adjusted Fees percentage change	(71)%	38%	(25)%	10%	—%

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
GAAP
Revenues	$344.4	$427.4	$407.9	$344.5	$342.9
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(77.1)	66.2	107.2	10.2	(9.1)
Basic (loss) income per share of common stock	(0.55)	0.47	0.74	0.09	(0.09)
Diluted (loss) income per share of common stock	(0.55)	0.47	0.74	0.09	(0.09)
Dividends declared per share of common stock	0.66	0.63	0.38	0.34	0.28
Non-GAAP(1)
Adjusted EBITDA	261.1	450.0	535.0	255.0	233.0
Adjusted EBITDA percentage change	(42)%	(16)%	110%	9%	—%
Adjusted Net Income	84.1	232.8	308.2	128.5	126.6
Adjusted Net Income percentage change	(64)%	(24)%	140%	2%	—%
Adjusted Fees	23.3	70.4	72.2	72.3	86.3
Adjusted Fees percentage change	(67)%	(2)%	—%	(16)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The following tables show selected financial items as of September 30, 2020 and as of December 31, 2019 through 2016:

	September 30,	December 31,
(in millions)	2020	2019	2018	2017	2016
Cash and cash equivalents	$727.2	$573.9	$488.0	$351.3	$885.7
Total assets	7,176.6	7,304.5	7,381.8	7,724.8	7,656.6
Mortgage debt	2,520.1	2,641.0	2,950.3	3,156.6	2,770.4
KW unsecured debt	1,331.3	1,131.7	1,202.0	1,179.4	934.1
KWE unsecured bonds	1,284.7	1,274.2	1,260.5	1,325.9	1,185.7
Kennedy Wilson equity	1,488.9	1,678.7	1,246.7	1,365.6	1,048.0
Noncontrolling interests	27.7	40.5	184.5	211.9	1,295.1
Total equity	1,516.6	1,719.2	1,431.2	1,577.5	2,343.1
Common shares outstanding	142.1	142.3	143.2	151.6	115.7
Investment Management and Real Estate Services Assets under Management (IMRES AUM)
    IMRES AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans and investments in joint ventures. Our IMRES AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our IMRES AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned through our Consolidated and Co-Investment Portfolios or third-party assets we manage through our Property Services group. Committed (but unfunded) capital from investors in our sponsored funds is not included in our IMRES AUM. The estimated value of development properties is included at estimated completion cost.
    The table below details the changes our IMRES AUM for the nine months ended September 30, 2020:

(in millions)	December 31, 2019	Increases	Decreases	September 30, 2020
IMRES AUM	$18,144.0	$2,100.0	$(580.2)	$19,663.8
    IMRES AUM increased 8.4% to approximately $19.7 billion as of September 30, 2020. The increase is due to acquisitions in our real estate debt business and new clients in our Property Services group and additional corporate cash balances. These were offset by asset sales mainly from Europe assets. The Property Services Group had $2.5 billion of IMRES

AUM as of September 30, 2020. With the sale of the group in October 2020, this will no longer be included as part of IMRES AUM starting in the fourth quarter 2020.
Foreign Currency and Currency Derivative Instruments
    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30, 2020
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$102.2	$—	$—	$102.2
Hotel	3.1	—	—	3.1
Investment management and property services fees	—	5.5	3.4	8.9
Total revenue	105.3	5.5	3.4	114.2
Expenses
Rental	33.5	—	—	33.5
Hotel	2.7	—	—	2.7
Commission and marketing	—	—	0.9	0.9
Compensation and related	9.4	4.5	12.4	26.3
General and administrative	4.8	1.8	2.0	8.6
Depreciation and amortization	44.3	—	—	44.3
Total expenses	94.7	6.3	15.3	116.3
Income from unconsolidated investments, net of depreciation and amortization	—	14.9	—	14.9
Gain on sale of real estate, net	4.0	—	—	4.0
Transaction-related expenses	(0.1)	—	—	(0.1)
Interest expense	(32.8)	—	(18.0)	(50.8)
Other income	1.1	—	0.5	1.6
(Provision for) benefit from income taxes	(0.8)		13.6	12.8
Net (loss) income	(18.0)	14.1	(15.8)	(19.7)
Net income attributable to the noncontrolling interests	(1.1)	—	—	(1.1)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(19.1)	14.1	(20.1)	(25.1)
Add back (less):
Interest expense	32.8	—	18.0	50.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	7.5	—	7.5
Depreciation and amortization	44.3	—	—	44.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.7	—	1.7
Provision for (benefit from) income taxes	0.8	—	(13.6)	(12.8)
Fees eliminated in consolidation	—	—	—	—
EBITDA adjustments backs attributable to noncontrolling interests	(2.0)	—	—	(2.0)
Preferred dividends	—	—	4.3	4.3
Share-based compensation	—	—	7.6	7.6
Adjusted EBITDA(1)	$56.8	$23.3	$(3.8)	$76.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30, 2019
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$108.3	$—	$—	$108.3
Hotel	25.1	—	—	25.1
Investment management and property services fees	—	5.3	4.3	9.6
Total revenue	133.4	5.3	4.3	143.0
Expenses
Rental	39.0	—	—	39.0
Hotel	17.3	—	—	17.3
Commission and marketing	—	—	1.2	1.2
Compensation and related	11.4	9.2	15.0	35.6
General and administrative	3.0	2.8	2.6	8.4
Depreciation expense	46.4	—	—	46.4
Total expenses	117.1	12.0	18.8	147.9
Income from unconsolidated investments, net of depreciation and amortization	—	84.0	—	84.0
Gain on sale of real estate, net	6.3	—	—	6.3
Transaction-related expenses	(4.0)	—	—	(4.0)
Interest expense	(35.1)	—	(16.7)	(51.8)
Other income (loss)	3.3	—	(3.3)	—
Provision for income taxes	(2.2)	—	(8.0)	(10.2)
Net (loss) income	(15.4)	77.3	(42.5)	19.4
Net loss attributable to the noncontrolling interests	1.3	—	—	1.3
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(14.1)	77.3	(42.5)	20.7
Add back (less):
Interest expense	35.1	—	16.7	51.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	7.7	—	7.7
Depreciation and amortization	46.4	—	—	46.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.1	—	2.1
Provision for income taxes	2.2	—	8.0	10.2
Fees eliminated in consolidation	(0.3)	0.3	—	—
EBITDA adjustments attributable to noncontrolling interests	(2.7)	—	—	(2.7)
Share-based compensation	—	—	6.3	6.3
Adjusted EBITDA(1)	$66.6	$87.4	$(11.5)	$142.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
    Financial Highlights
    GAAP net loss to common shareholders was $25.1 million and GAAP net income to common shareholders was $20.7 million for the three months ended September 30, 2020 and 2019, respectively.
    Adjusted EBITDA was $76.3 million and $142.5 million for the three months ended September 30, 2020 and 2019, respectively.
    The decrease in GAAP net loss to common shareholders and Adjusted EBITDA is due to lower gains on the sale of real estate during the three months ended September 30, 2020 as compared to the prior period. The gains in the prior period relate primarily to the sale of two multifamily properties from our Co-Investment portfolio. We also had higher performance fees in the third quarter 2019 from our commingled funds as well as from the sale of a portfolio of multifamily properties in Nevada. The lower gains and performance fees in the current period were offset by lower compensation expense in the current period.
    Operational Highlights
    Same store property highlights for the three months ended September 30, 2020 include:
•For our 16,206 same property multifamily units for the three months ended September 30, 2020 as compared to the prior period:
◦occupancy increased slightly to 94.9% from 94.2%
◦net operating income decreased by 0.6%
◦total revenues increased by 0.6%
•For 12.8 million square feet of same property commercial real estate three months ended September 30, 2020 as compared to the prior period:
◦occupancy decreased to 96.1% from 96.6%
◦net operating income decreased by 3.6%
◦total revenues decreased by 3.9%
•Investment Transactions
◦acquired $0.0 million of assets (our share of which was $0.0 million) and sold $47.2 million of assets (our share of which was $47.2 million)
    Foreign Exchange - Results of Operations
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

	Three Months Ended September 30, 2020
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(1.1)	(1)%	$0.1	—%	$(1.0)	(1)%
Net Income (loss)	0.1	—%	0.6	(2)%	0.7	(2)%
Adjusted EBITDA	(0.8)	(1)%	0.7	1%	(0.1)	—%

	Three Months Ended September 30, 2019
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(2.5)	(2)%	$—	—%	$(2.5)	(2)%
Net Income	0.3	1%	0.1	—%	0.4	1%
Adjusted EBITDA	(1.2)	1%	—	—%	(1.2)	1%
    Consolidated Portfolio Segment
    Revenues
    Rental income was $102.2 million for the three months ended September 30, 2020 as compared to $108.3 million for the same period in 2019. The decrease of $6.1 million was primarily due to a 50% equity interest of certain previously consolidated properties sold to the AXA separate account platform in the fourth quarter of 2019 which caused these investments to move from our Consolidated Portfolio to our Co-Investment Portfolio. The assets sold include the Central Park multifamily properties and Alto Vetro multifamily property. Our share of NOI on these assets are now included as part of JV NOI. We also had a $2.9 million reduction to rental income for the three months ended September 30, 2020 primarily from assets within our

European retail portfolio as we assessed the full collection of these rents as no longer probable. This was driven by the impact of COVID-19 pandemic. We had no comparable activity in the prior period.
    Hotel income was $3.1 million for the three months ended September 30, 2020 as compared to $25.1 million for the same period in 2019. The $22.0 million decrease is primarily due to the sale of two hotels during the fourth quarter of 2019 ($11.7 million) and the decline in hotel income due to lower occupancy at The Shelbourne hotel due to the COVID-19 pandemic ($10.3 million).
    Expenses
    Rental expenses decreased to $33.5 million for the three months ended September 30, 2020 as compared to $39.0 million for the three months ended September 30, 2019. The decrease is due to repair and maintenance expense during the three months ended September 30, 2019 on an office property in the United Kingdom in order to prepare space for a new tenant and a property tax refund on an office property in the United Kingdom during the three months ended September 30, 2020.
    Hotel expenses decreased to $2.7 million for the three months ended September 30, 2020 as compared to $17.3 million for the three months ended September 30, 2019 primarily due to the sale of two hotels during the fourth quarter of 2019 which caused $8.2 million of the decrease. We also had lower expenses at the Shelbourne due to decreased occupancy during the period which contributed $6.0 million of decline.
    Compensation expense decreased to $9.4 million for the three months ended September 30, 2020 as compared to $11.4 million for the three months ended September 30, 2019 due to a lower discretionary compensation accrual for the three months ended September 30, 2020.
Depreciation and amortization decreased to $44.3 million during the three months ended September 30, 2020 as compared to $46.4 million. The decrease is primarily due to sale of assets into the AXA joint venture and sales of assets in the prior period.
    Other
    Gain on sale of real estate, net was $4.0 million for the three months ended September 30, 2020 and $6.3 million during the three months ended September 30, 2019. The gain on sale in the three months ended September 30, 2020 relates to sale of non-core commercial assets in the United Kingdom. The gain in the three months ended September 30, 2019 was primarily due to the sale of a multifamily asset in the Western United States.
    Interest expense was $32.8 million for the three months ended September 30, 2020 as compared to $35.1 million for the same period in 2019. The decrease is due to the decrease in our share of the debt encumbering the assets that we sold into the AXA joint venture.
    We had net income of $1.1 million attributable to noncontrolling interests during the three months ended September 30, 2020 compared to a net loss of $1.3 million during the three months ended September 30, 2019.
    Co-Investment Portfolio Segment
    The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended September 30, 2020 and the three months ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019
Revenue
Rental	$35.1	$28.8
Sale of real estate	0.4	5.4
Investment management fees	(1.3)	17.6
Total revenue	34.2	51.8
Expenses
Rental	11.3	9.0
Cost of real estate sold	0.5	5.1
Depreciation and amortization	1.7	2.1
Total expenses	13.5	16.2
(Loss) gain on sale of real estate, net	(6.7)	51.1
Interest expense	(7.5)	(7.7)
Other loss, net	(5.0)	(2.4)
Fair Value/Other Adjustments	13.4	7.4
Income from unconsolidated investments	$14.9	$84.0
    Co-investment operations
    Our share of JV NOI (rental income net of rental operating expenses) increased in the current period due to the sale of assets from our Consolidated Portfolio to our Co-Investment Portfolio as described above. During the three months ended September 30, 2020, we recorded an impairment loss is loss on sale of real estate of $6.7 million relating to a retail property in the United Kingdom that was disposed of subsequent to September 30, 2020. During the three months ended September 30, 2019 we had gains on sale of real estate of $51.1 million primarily relating to the sale of two multifamily properties in the Western United States.
    Investment Management
    In addition to income we receive from our investment in Co-Investment Portfolio assets we also receive asset management fees for managing assets on behalf of our partners. During the three months ended September 30, 2020 we had fees recorded through revenues that were flat period over period with $5.5 million in the current period as compared to $5.3 million for the same period in 2019. In the current period we had higher base management fee as we have grown fee bearing capital which is offset by no acquisition or disposition fees in the current period. In the prior period we received a $1.1 million acquisition fee for closing on an office property in a separate account platform in the Western United States.
    During the three months ended September 30, 2020, we recorded a $1.3 million decrease in the accrual for performance fees as compared to $17.6 million of promote income during the three months ended September 30, 2019. In the three months ended September 30, 2020 we had reductions in performance fees in Fund V and VI due to lack of transaction activity which led to lower preferred returns for the period. During the three months ended September 30, 2019, we had approximately $9 million of performance fee income accruals in Fund V and VI from increases in fair value and realized gains. We also had approximately $8 million in promote fees from a portfolio of multifamily assets held at fair value in Las Vegas held in a separate account platform that sold in the fourth quarter of 2019. Expenses decreased to $6.3 million for the three months ended September 30, 2020 as compared to $12.0 million for the same period in 2019, primarily due to lower discretionary compensation expense.
    Corporate
    Real estate related services fees decreased to $3.4 million during the three months ended September 30, 2020 as compared to $4.3 million for the same period in 2019 due to lower leasing and brokerage fees generated by our Property Services group. Subsequent to September 30, 2020 we sold the Property Services group and have completely divested from the business.
Expenses decreased to $15.3 million for the three months ended September 30, 2020 as compared to $18.8 million due to lower discretionary compensation expense for the three months ended September 30, 2020.
Interest expense was $18.0 million for the three months ended September 30, 2020 as compared to $16.7 million for the same period in 2019. The increase is due to lower amortization of forward points on our currency derivatives during the three months ended September 30, 2020 which reduce interest expense. The three months ended September 30, 2020 also has interest expense from interest expense swaps with no comparable activity in the prior period.

    Our income tax benefit was $12.8 million for the three months ended September 30, 2020 as compared to an income tax expense of $10.2 million in 2019. The decrease in income tax expense is primarily as a result of decrease in worldwide pre-tax book income, offset by a release of valuation allowance to recognize tax benefit from future real estate dispositions by KWE that can be reasonably anticipated.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(25.1)	$20.7
Unrealized foreign currency translation gain, net of noncontrolling interests and tax	28.0	(30.7)
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(18.6)	24.9
Unrealized gain (loss) on interest rate swaps	0.4	(1.5)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(15.3)	$13.4
Included within the net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Realized foreign currency exchange gain (loss) - consolidated statements of operations	$2.2	$(0.7)
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$2.2	$(0.7)
    The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2020 and 2019 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2020	2019
Euro	4.1%	(4.1)%
GBP	3.4%	(3.2)%
    Comprehensive (loss) income, net of taxes and noncontrolling interests, for the three months ended September 30, 2020 and 2019 was a loss of $15.3 million and income $13.4 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the weakening of the U.S. dollar against the Euro and the GBP. Unrealized hedge losses were driven by hedges that the Company holds on its GBP denominated investments. Additionally, the Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms.
Kennedy Wilson Consolidated Financial Results: Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30, 2020
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$308.8	$—	$—	$308.8
Hotel	10.4	—	—	10.4
Investment management and property services fees	—	15.2	10.0	25.2
Total revenue	319.2	15.2	10.0	344.4
Expenses
Rental	102.2	—	—	102.2
Hotel	10.9	—	—	10.9
Commission and marketing	—	—	2.5	2.5
Compensation and related	30.3	14.0	40.8	85.1
General and administrative	14.6	5.1	6.4	26.1
Depreciation and amortization	135.1	—	—	135.1
Total expenses	293.1	19.1	49.7	361.9
Income from unconsolidated investments, net of depreciation and amortization	—	45.0	—	45.0
Gain on sale of real estate, net	47.7	—	—	47.7
Transaction-related expenses	(0.6)	—	—	(0.6)
Interest expense	(99.8)	—	(51.5)	(151.3)
Other income	—	—	1.7	1.7
(Provision for) benefit from income taxes	(8.4)	—	18.7	10.3
Net (loss) income	(35.0)	41.1	(70.8)	(64.7)
Net loss attributable to the noncontrolling interests	0.5	—	—	0.5
Preferred dividends and accretion of preferred stock issuance costs	—	—	(12.9)	(12.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(34.5)	41.1	(83.7)	(77.1)
Add back (less):
Interest expense	99.8	—	51.5	151.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	24.7	—	24.7
Depreciation and amortization	135.1	—	—	135.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	5.2	—	5.2
Provision for (benefit from) income taxes	8.4	—	(18.7)	(10.3)
Kennedy Wilson's share of provision for income taxes included in unconsolidated investments	—	1.1	—	1.1
Fees eliminated in consolidation	(0.2)	—	0.2	—
EBITDA adjustments attributable to noncontrolling interests	(6.3)	—	—	(6.3)
Preferred dividends and accretion of preferred stock issuance costs	—	—	12.9	12.9
Share-based compensation	—	—	24.5	24.5
Adjusted EBITDA(1)	$202.3	$72.1	$(13.3)	$261.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30, 2019
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$336.1	$—	$—	$336.1
Hotel	62.9	—	—	62.9
Sale of real estate	1.1	—	—	1.1
Investment management and property services fees	—	15.1	12.2	27.3
Total revenue	400.1	15.1	12.2	427.4
Expenses
Rental	113.3	—	—	113.3
Hotel	47.6	—	—	47.6
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	—	2.9	2.9
Compensation and related	39.4	19.7	48.8	107.9
General and administrative	15.9	6.3	8.0	30.2
Depreciation expense	141.7	—	—	141.7
Total expenses	359.1	26.0	59.7	444.8
Income from unconsolidated investments, net of depreciation and amortization	—	131.6	—	131.6
Gain on sale of real estate, net	252.4	—	—	252.4
Transaction-related expenses	(5.9)	—	—	(5.9)
Interest expense	(109.5)	—	(53.3)	(162.8)
Other income (loss)	1.8	—	(2.4)	(0.6)
Provision for income taxes	(5.8)	—	(29.3)	(35.1)
Net income (loss)	174.0	120.7	(132.5)	162.2
Net income attributable to the noncontrolling interests	(96.0)	—		(96.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	78.0	120.7	(132.5)	66.2
Add back (less):
Interest expense	109.5	—	53.3	162.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	23.6		23.6
Depreciation and amortization	141.7	—	—	141.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	6.4		6.4
Provision for income taxes	5.8	—	29.3	35.1
Fees eliminated in consolidation	(18.1)	18.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(9.7)	—	—	(9.7)
Share-based compensation	—	—	23.9	23.9
Adjusted EBITDA(1)	$307.2	$168.8	$(26.0)	$450.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
    Financial Highlights
    GAAP net loss to common shareholders was $77.1 million and GAAP net income to common shareholders of $66.2 million for the nine months ended September 30, 2020 and 2019, respectively.
    Adjusted EBITDA was $261.1 million and $450.0 million for the nine months ended September 30, 2020 and 2019, respectively.
    The decrease in GAAP net income to common shareholders and Adjusted EBITDA is due to lower gains on sale of real estate during the nine months ended September 30, 2020 as compared to the prior period due to lower transaction activity from the COVID-19 pandemic. During the nine months ended September 30, 2019 the Company recognized gains on sale relating to the sale and deconsolidation of assets into the AXA joint venture including the sales of State Street and Capital Dock buildings and sale of two multifamily properties from our Co-Investment portfolio. We also had lower fair value gains on investments in our Co-Investment portfolio. Our VHH portfolio had a $6.7 million gain as compared to a $23.4 million gain in the prior period. This decrease was offset by higher operating income from our Co-Investment Portfolio and lower compensation expense.
    Operational Highlights
    Same store property highlights for the nine months ended September 30, 2020 include:
•For our 15,929 same property multifamily units for the nine months ended September 30, 2020 as compared to the prior period:
◦occupancy increased slightly to 94.7% from 94.3%
◦net operating income increased by 1.0%
◦total revenues increased by 2.0%
•For 11.8 million square feet of same property commercial real estate for the nine months ended September 30, 2020 as compared to the prior period:
◦occupancy increased slightly to 96.5% from 96.3%
◦net operating income decreased by 4.1%
◦total revenues decreased by 4.1%
•Investment Transactions
◦acquired $98.7 million of assets (our share of which was $17.0 million) and sold $378.4 million of assets (our share of which was $377.3 million)
    Foreign Exchange - Results of Operations
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

	Nine Months Ended September 30, 2020
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(5.4)	(2)%	$—	—%	$(5.4)	(2)%
Net (loss) income	(0.1)	—%	0.3	—%	0.2	—%
Adjusted EBITDA	(4.9)	(2)%	0.1	—%	(4.8)	(2)%

	Nine Months Ended September 30, 2019
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.9	—%	$—	—%	$1.9	—%
Net Income	(2.4)	(4)%	—	—%	(2.4)	(4)%
Adjusted EBITDA	(1.1)	—%	—	—%	(1.1)	—%
    Consolidated Portfolio Segment
    Revenues
    Rental income was $308.8 million for the nine months ended September 30, 2020 as compared to $336.1 million for the same period in 2019. The $27.3 million decrease is primarily due to a 50% equity interest of certain previously consolidated properties sold to the AXA separate account platform in the second and fourth quarter of 2019. The assets sold include the State

Street office building, Capital Dock office and residential buildings and the Central Park multifamily properties which caused these investments to move from our Consolidated Portfolio to our Co-Investment Portfolio. Our share of NOI on these assets are now included as part of JV NOI. We also had $6.0 million reduction to rental income for the nine months ended September 30, 2020 primarily from assets within our European retail portfolio as we assessed the full collection of these rents as no longer probable. This was driven by the impact of COVID-19 pandemic. We had no comparable activity in the prior period.
    Hotel income was $10.4 million for the nine months ended September 30, 2020 as compared to $62.9 million for the same period in 2019. The $52.5 million decrease is primarily due to the sale of two hotels during the fourth quarter of 2019 ($27.5 million decrease) and the decline in hotel income due to suspending operations at The Shelbourne hotel ($23.2 million decrease) as it was shut down from March 15, 2020 to June 29, 2020 as well as lower occupancy subsequent to June 29, 2020 due to the COVID pandemic.
    Expenses
    Rental expenses decreased to $102.2 million for the nine months ended September 30, 2020 as compared to $113.3 million for the nine months ended September 30, 2019. The decrease is due to the sale of assets into the AXA joint venture as discussed above. There were additional decreases due to repair and maintenance expenses during the nine months ended September 30, 2019 on an office property in the United Kingdom in order to prepare space for a new tenant and a property tax refund on an office property in the United Kingdom during the nine months ended September 30, 2020.
    Hotel expenses decreased to $10.9 million for the nine months ended September 30, 2020 as compared to $47.6 million for the nine months ended September 30, 2019 primarily due to the sale of two hotels during the fourth quarter of 2019 ($21.9 million decrease) and the closure of the Shelbourne hotel in the second quarter of 2020 as well as lower occupancy subsequent to June 29, 2020 when it reopened ($13.4 million).
    Compensation expense decreased to $30.3 million for the nine months ended September 30, 2020 as compared to $39.4 million for the nine months ended September 30, 2019 due to lower discretionary compensation expense during the nine months ended September 30, 2020
Depreciation and amortization decreased to $135.1 million during the nine months ended September 30, 2020 as compared to $141.7 million. The decrease is primarily due to sale of assets into the AXA joint venture and sales of assets in the prior period.
    Other
    Gain on sale of real estate, net was $47.7 million for the nine months ended September 30, 2020 compared to $252.4 million during the same period in 2019. The gains recognized during the nine months ended September 30, 2020 primarily relate to the sale of non-core assets in Europe including Pioneer Point, a multifamily property in United Kingdom and a loan investment secured by a multifamily property in Dublin. For the nine months ended September 30, 2019, the activity relates to the deconsolidation of the investments that went into the AXA joint venture (as described above), the sale of the Ritz Carlton Hotel, Lake Tahoe and smaller, non-core retail assets in the Western United States and non-core commercial properties in the United Kingdom.
    Interest expense was $99.8 million for the nine months ended September 30, 2020 as compared to $109.5 million for the same period in 2019. The decrease is due to the decrease in debt resulting from the sale of assets into the AXA joint venture and sales of assets in the prior period.
    We had net loss of $0.5 million attributable to noncontrolling interests during the nine months ended September 30, 2020 compared to a net income of $96.0 million during the nine months ended September 30, 2019. The decrease in income attributable to noncontrolling interest is due to allocation of gains associated with the sale of Ritz Carlton, Lake Tahoe hotel and the AXA joint venture to our equity partners.
    Co-Investment Portfolio Segment
    The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the nine months ended September 30, 2020 and the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Revenue
Rental	$109.3	$82.5
Sale of real estate	3.2	20.8
Investment management fees	(2.5)	25.0
Total revenue	110.0	128.3
Expenses
Rental	32.8	26.7
Cost of real estate sold	4.3	19.3
Depreciation and amortization	5.1	6.4
Total expenses	42.2	52.4
(Loss) gain on sale of real estate, net	(7.3)	53.5
Interest expense	(24.8)	(23.8)
Other loss	(9.8)	(6.1)
Fair Value/other adjustments	20.1	30.8
Provision for income taxes	(1.0)	—
Income from unconsolidated investments	$45.0	$130.3
    Co-investment operations
    Our share of JV NOI (rental income net of rental operating expenses) increased in the current period due to the sale of assets from our Consolidated Portfolio to our Co-Investment Portfolio as described above. We also received a surrender premium, which is a breakage fee we received from a tenant that exited its lease early on an office property in the United Kingdom, and experienced an increase in NOI in our VHH portfolio. Increases in JV NOI were offset by an impairment loss included within loss on sale of real estate of $6.7 million relating to a retail property in the United Kingdom that was disposed of subsequent to September 30, 2020. During the three months ended September 30, 2019 we had gains on sale of real estate of $51.1 million primarily relating to the sale of two multifamily properties in the Western United States.
    Investment Management
    In addition to income we receive from our investment in Co-Investment Portfolio assets we also receive asset management fees for managing assets on behalf of our partners. During the nine months ended September 30, 2020 we had fees recorded through revenues of $15.2 million which was flat as compared to the same period in 2019. During the nine months ended September 30, 2020 we had higher base management fees as a result of having more assets under management in our Co-Investment platform mainly from the AXA Joint Venture. In the prior period we had acquisition related fees from equity partners with no comparable activity in the current period.
    During the nine months ended September 30, 2020, we recorded a $2.5 million decrease in the accrual for performance fees relating to our commingled funds. In the nine months ended September 30, 2020 we had reductions in performance fees in Fund V and VI due to lack of transaction activity which led to lower preferred returns for the period. During the nine months ended September 30, 2019, we had approximately $14 million of performance fee income accruals in Fund V and VI from increases in fair value and realized gains. We also had approximately $12 million in promote fees from a portfolio of multifamily assets held at fair value in a Las Vegas held in a separate account platform that sold in the fourth quarter of 2019.
    Expenses decreased to $19.1 million for the nine months ended September 30, 2020 as compared to $26.0 million primarily due to lower discretionary compensation expense.
    Corporate
    Real estate related services fees decreased to $10.0 million during the nine months ended September 30, 2020 as compared to $12.2 million for the same period in 2019 due to lower leasing fees from our Property Services group. Subsequent to September 30, 2020 we sold the Property Services group and have completely divested from the business.
    Expenses decreased to $49.7 million for the nine months ended September 30, 2020 as compared to $59.7 million due to lower discretionary compensation expense for the nine months ended September 30, 2020.
    Interest expense was $51.5 million for the nine months ended September 30, 2020 as compared to $53.3 million for the same period in 2019. The decrease is due to the prior period having a higher corporate debt balance due to the term loan still being outstanding.

    Our income tax expense was $10.3 million for the nine months ended September 30, 2020 as compared to an income tax expense of $35.1 million in 2019. The decrease in income tax expense is primarily as a result of decrease in worldwide pre-tax book income as well as the release of valuation allowance in Q3-2020 to recognize tax benefit from future real estate dispositions by KWE that can be reasonably anticipated.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.1)	$66.2
Unrealized foreign currency translation gains (losses), net of noncontrolling interests and tax	34.1	(45.4)
Amounts reclassified out of accumulated other comprehensive loss during the period	0.2	9.8
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(24.9)	42.4
Unrealized loss on interest rate swaps	(5.9)	(1.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(73.6)	$71.1
Included within the net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Realized foreign currency exchange gain (loss) - consolidated statements of operations	$1.1	$(2.5)
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$1.1	$(2.5)
    The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2020 and 2019 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2020	2019
Euro	4.5%	(4.8)%
GBP	(2.5)%	(3.6)%
    Comprehensive (loss) income, net of taxes and noncontrolling interests, for the nine months ended September 30, 2020 and 2019 was a loss of $73.6 million and income $71.1 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the weakening of the U.S. dollar against the Euro and the weakening of the GBP against the EUR within KWE. Unrealized hedge losses were driven by hedges that KWE holds on its euro denominated investments offset by hedge gains on hedges that the Company has on its GBP denominated investments. Additionally, the Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms which resulted in unrealized losses on interest rate swaps.
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
    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our revolving credit facility. As of September 30, 2020, we and our consolidated subsidiaries had $727.2 million ($425.9 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $74.2 million and had $300.0 million of availability under our revolving credit facility. As of September 30, 2020, we have $39.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
    Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. Under the KWE Bonds and KWE Notes covenants we have to maintain certain interest coverage and leverage ratios to remain in compliance (see "Indebtedness and Related Covenants" for more detail on KWE Bonds and KWE Notes). Due to these covenants, we evaluate the tax and covenant implications before we distribute cash, which could impact the availability of funds at the corporate level. During the second quarter of 2020, we contributed $56.4 million to KWE which holds the KWE Bonds and KWE Notes in order ensure that we maintain headroom on certain covenants associated with the KWE Bonds and KWE Notes. This amount is included within the $425.9 million of foreign cash mentioned above and is allowed to be used by KWE and other wholly-owned foreign subsidiaries within KWE for certain permitted investments.
    The COVID-19 pandemic could potentially have a significant impact on our liquidity and capital resources depending on the duration for which the pandemic lasts and its effect on the global economy. Despite these uncertainties we believe we have sufficient liquidity to support our business operations during the currently foreseeable term of the COVID-19 pandemic through:
•Consolidated cash of $727.2 million as of September 30, 2020
•$300.0 million available under our revolving credit facility as of September 30, 2020
•Minimal debt maturities in 2020, which currently are $22.3 million representing less than 1% of our total debt obligations
•Rent collections of 93% across our global investment portfolio for the third quarter of 2020 rents as of October 30, 2020
    Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Please also see the section titled “COVID-19 Impact” above and Part I. Item 1A “Risk Factors” in each of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and our annual report on Form 10-K for the year ended December 31, 2019.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of September 30, 2020, we had 1,357 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.0 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2020, we had incurred $329.0 million of costs to date and expect to spend an additional $677.0 million to develop to completion or complete the entitlement process on these projects. Of the $677.0 million of remaining costs to complete, we currently expect $260.0 million of it to be funded through cash from us over the life of the projects. When development projects are completed they typically move into our unstabilized bucket as they undergo lease up post-completion. Clancy Quay Phase 3, which was completed in the second quarter of 2020, is now included as part of our unstabilized portfolio and is expected to be stabilized during 2021.
    In addition to the market rate development and redevelopment projects described above, we have 2,253 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $22.8 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
2022-2024
Ireland(3)	Office	Kildare(5)	Received Planning	2022	64,000	—	$62	$29	$33
Ireland(3)	Office	Hanover Quay(5)	Received Planning	2022	69,000	—	39	27	12
Mountain States	Multifamily	The Clara(5)	Under Construction	2022	—	277	47	34	13
Mountain States	Multifamily	River Pointe(5)	In Design	2022	—	89	22	3	19
Ireland(3)	Multifamily	Grange(6)	In Design	2024	7,000	287	74	17	57
Ireland(3)	Multifamily	Coopers Cross(6)	In Design	2024	—	472	126	51	75
Ireland(3)	Office	Coopers Cross(6)	In Design	2024	391,000	—	162	49	113
Ireland(3)	Mixed-Use	Leisureplex(5)	In Design	2024	20,000	232	138	22	116
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2024	—	150	336	97	239
	Total				551,000	1,507	$1,006	$329	$677
Note: The table above excludes one fund multifamily development project for 333 units, one fund industrial development project for 0.2 million commercial sq. ft., and one development project where the scope of projects are still being explored, totaling KW Gross Asset Value of $43 million.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2020. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $260 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €0.85 = $1 USD and £0.77 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment

(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have 13 assets that comprise 1.3 million commercial square feet and 576 multifamily units that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $43.1 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized:

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Leased %	KW Est. Costs to Complete(1)
2021
Capital Dock	Co-Investment	Ireland(2)	Mixed-Use	50%	1	27,000	190	67%	$3.1
38° North (Santa Rosa)	Consolidated	Northern California	Multifamily	91%	1	—	120	53	2.4
Old School	Consolidated	United Kingdom(2)	Office	100%	1	21,000	—	20	0.5
Clancy Quay - Phase 3	Co-Investment	Ireland	Multifamily	50%	1	7,000	266	52	0.8
400/430 California	Co-Investment	Northern California	Office	10%	1	263,000	—	88	3.4
		2021 Subtotal			5	318,000	576	58%	$10.2
2022
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	0.5
Maidenhead	Consolidated	United Kingdom(2)	Office	100%	1	65,000	—	—	0.2
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	—	64	15.0
Various	Consolidated	United Kingdom(2)	Retail	100%	3	184,000	—	—	3.1
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	—	34	14.1
		2022 Subtotal			8	941,000	—	40%	$32.9

		Total Lease-Up			13	1,259,000	576	47%	$43.1
Note: The table above excludes fund assets and one assets expected to sell, totaling 0.8 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2020. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.85 = $1 USD and £0.77 = $1 USD

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

Liquidating Residential Development Projects

    We have liquidating residential development projects primarily in Hawaii and the Western United States where we and our equity partners are developing single family homes and condos that will be sold. We expect to incur approximately $316.5 million in construction costs over the life of these projects, which we intend to fund by cash from us, cash received from selling the homes and condos, third party equity, or debt financing.
Share Repurchase Plan
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of September 30,

2020, we had $17.8 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Net cash used in operating activities	$(5.4)	$(39.5)
Net cash provided by investing activities	134.2	106.0
Net cash provided by (used in) financing activities	30.0	(179.2)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  We had cash flows used in operations of $5.4 million and $39.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in operating activities is due to higher operating distributions from our unconsolidated investments during the nine months ended September 30, 2020. The nine months ended September 30, 2019 also had a large payment to a tenant for tenant improvements as an incentive for entering into a significant long-term lease. This lease incentive was recorded as part of straight line rent within other assets.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $134.2 million for the nine months ended September 30, 2020. We received $228.5 million from the sale of non-core assets in Europe including the Pioneer Point multifamily property in the United Kingdom and $33.9 million collection relating to the sale of a loan in Dublin secured by a multifamily property. We spent $114.6 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We received $105.5 million in investing distributions from our co-investments primarily from the sale of an additional 30% interest of three multifamily properties to AXA as part of our separate account platform. We also contributed $68.2 million to unconsolidated investments that were primarily used to fund our share of capital calls on our commingled funds. The settlement of foreign currency derivatives netted $36.3 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we acquired $10.2 million of marketable securities.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $30.0 million for the nine months ended September 30, 2020. During the second quarter 2020 we drew $200.0 million under our revolving credit facility.  Kennedy Wilson received proceeds of $144.5 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $144.7 million of mortgage debt. During the nine months ended September 30, 2020, we paid common dividends of $92.7 million and preferred dividends of $11.9 million and we repurchased $46.3 million of our common stock under our share repurchase plan.
    Net cash used in financing activities totaled $179.2 million for the nine months ended September 30, 2019. Kennedy Wilson received proceeds of $444.7 million from mortgage loans to finance and refinance consolidated property acquisitions. These were offset by repayment of $330.8 million of mortgage debt. Proceeds received and payments on investment debt was primarily due to the refinancing of the construction loan at Capital Dock prior to its deconsolidation into a five year loan bearing interest at 1.56%. We paid $259.9 million in distributions to noncontrolling interests due to the sale of the Ritz Carlton hotel in

Lake Tahoe and distributions relating to excess proceeds on Capital Dock refinancing. We also repaid $11.5 million in shareholder loans to noncontrolling interest holders in Capital Dock with the proceeds from the refinancing. During the nine months ended September 30, 2019, the Company paid dividends of $88.2 million and repurchased $16.8 million of the Company's common stock under our share repurchase plan
Contractual Obligations and Commercial Commitments
    At September 30, 2020, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,528.9	$13.4	$785.9	$701.6	$1,028.0
Senior notes(3) (4)	1,150.0	—	—	1,150.0	—
Credit Facility(4)	200.0	—	—	200.0	—
KWE Unsecured bonds(4) (5)	1,290.3	—	645.6	644.7	—
Total borrowings	5,169.2	13.4	1,431.5	2,696.3	1,028.0
Operating leases	4.1	0.4	3.4	0.3	—
Ground leases(8)	34.6	0.1	0.9	0.6	33.0
Total contractual cash obligations(7)	$5,207.9	$13.9	$1,435.8	$2,697.2	$1,061.0
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $73.5 million; 1-3 years - $545.6 million; 4-5 years - $168.9 million; After 5 years - $85.4 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2020.
(2) Excludes $3.5 million of net unamortized debt premium on mortgage debt.
(3) Excludes $3.3 million of net unamortized debt discount on senior notes.
(4) Excludes $30.6 million of unamortized loan fees.
(5) Excludes $2.8 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $13.1 million; 1-3 years - $1,421.0 million; 4-5 years - $2,860.0 million; After 5 years - $1,048.0 million.
(7) Table above excludes $98.6 million unfulfilled capital commitments to our unconsolidated and fund investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
Indebtedness and Related Covenants
    The following describes KWH's corporate indebtedness and related covenants.
    Senior Notes Payable
    In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the

“Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the Company's consolidated balance sheets was $1.1 billion at September 30, 2020.
    KWE Senior Notes Payable
    KWE has bonds outstanding ("KWE Bonds") of approximately $645.4 million (based on September 30, 2020 rates) (£500 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. On October 15, 2020, KWE acquired £130.2 million ($168.1 million based on September 30, 2020 rates) in aggregate nominal amount of the KWE Bonds, or 26.04% of the £500.0 million aggregate nominal amount of the KWE Bonds outstanding in a tender offer. The purchase price for the KWE Bonds validly tendered and accepted for purchase pursuant to the Tender Offer was a price equal to 101% of the nominal amount of the relevant KWE Bonds, plus accrued and unpaid interest to, but not including, October 22, 2020. The total tender offer consideration of £133.1 million, including accrued and unpaid interest.
    KWE also established a £2.0 billion (approximately $2.6 billion based on September 30, 2020 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $644.7 million (based on September 30, 2020 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $642.0 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
    Borrowings Under Line of Credit

    On March 25, 2020, the Company, through a wholly-owned subsidiary, extended its existing $500 million revolving line of credit ("Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.

    The Company has an outstanding balance of $200.0 million on the Second A&R Facility with $300.0 million available to be drawn as of September 30, 2020.
    Debt Covenants
    The Second A&R Facility and the indentures governing the 2024 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Second A&R Facility requires Kennedy Wilson to maintain a minimum consolidated tangible net worth and a specified amount of cash and cash equivalents.
    The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2020, the

Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the 2024 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. During the second quarter of 2020, we contributed $56.4 million to KWE which holds the KWE Bonds and KWE Notes in order ensure that we maintain headroom on covenants associated with the KWE Bonds and KWE Notes. This amount is included within the $425.9 million of foreign cash and is allowed to be used by KWE and other wholly-owned foreign subsidiaries within KWE for certain permitted investments. As of September 30, 2020, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in each of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and our annual report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, the Company received waivers on certain debt covenants in loan agreements governing a total of $194.8 million or 8% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom, Ireland and Spain. All of these loans are non-recourse to the Company and the waivers are through the end of the third quarter 2020 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to the third quarter of 2020, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. We also received covenant waivers on $297.3 million of mortgages within our Co-Investment portfolio (our share of which is $97.8 million and our equity in the properties securing the mortgage is $53.3 million). The Company is current on all payments (principal and interest) for its property-level mortgages including the loans discussed above.
    As of September 30, 2020, the Company was in compliance with or had received waivers on all covenant calculations after taking into consideration the waivers discussed above.

Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. At September 30, 2020, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $22.5 million. The guarantees expire through 2025 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of September 30, 2020, we had unfulfilled capital commitments totaling $98.6 million to our joint venture investments. In addition to the unfunded capital commitments on our joint venture investments, we had $124.1 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.

Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2020 dated back through 2016.

	Three Months Ended September 30,
(dollars in millions)	2020	2019	2018	2017	2016
Net (loss) income	$(19.7)	$19.4	$19.4	$12.9	$13.1
Non-GAAP Adjustments
Add back:
Interest expense	50.8	51.8	51.8	55.2	51.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.5	7.7	7.7	7.1	6.3
Depreciation and amortization	44.3	46.4	46.4	51.5	50.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.7	2.1	2.1	3.4	5.5
(Benefit from) provision for income taxes	(12.8)	10.2	10.2	6.9	5.5
Kennedy Wilson's share of taxes included in unconsolidated investments	—	—	—	—	—
Share-based compensation	7.6	6.3	6.3	9.2	15.6
EBITDA attributable to noncontrolling interests	(3.1)	(1.4)	(1.4)	(4.3)	(59.6)
Adjusted EBITDA	$76.3	$142.5	$142.5	$141.9	$87.7

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	2018	2017	2016
Net (loss) income	$(64.7)	$162.2	$179.2	$32.6	$31.3
Non-GAAP Adjustments
Add back:
Interest expense	151.3	162.8	181.3	158.9	141.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	24.7	23.6	18.3	17.0	18.6
Depreciation and amortization	135.1	141.7	158.7	157.2	147.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	5.2	6.4	10.0	13.0	16.0
Provision for (benefit from) from income taxes	(10.3)	35.1	33.7	0.9	2.1
Kennedy Wilson's share of taxes included in unconsolidated investments	1.1	—	—	—	—
Share-based compensation	24.5	23.9	27.9	29.4	47.8
EBITDA attributable to noncontrolling interests	(5.8)	(105.7)	(74.1)	(154.0)	(171.8)
Adjusted EBITDA	$261.1	$450.0	$535.0	$255.0	$233.0
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Three Months Ended September 30,
(Dollars in millions)	2020	2019	2018	2017	2016
Net (loss) income	$(19.7)	$19.4	$12.9	$9.8	$13.1
Non-GAAP adjustments:
Add back:
Depreciation and amortization	44.3	46.4	51.5	55.4	50.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.7	2.1	3.4	4.3	5.5
Share-based compensation	7.6	6.3	9.2	9.3	15.6
Preferred dividends	(4.3)	—	—	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(2.3)	(0.3)	(2.9)	(44.0)	(39.3)
Adjusted Net Income(2)	$27.3	$73.9	$74.1	$34.8	$44.9

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2018	2017	2016
Net (loss) income	$(64.7)	$162.2	$179.2	$32.6	$31.3
Non-GAAP adjustments:
Add back:
Depreciation and amortization	135.1	141.7	158.7	157.2	147.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	5.2	6.4	10.0	13.0	16.0
Share-based compensation	24.5	23.9	27.9	29.4	47.8
Preferred dividends	(12.9)	—	—	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(3.1)	(101.4)	(67.6)	(103.7)	(115.8)
Adjusted Net Income(2)	$84.1	$232.8	$308.2	$128.5	$126.6

(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

	Three Months Ended September 30,
(dollars in millions)	2020	2019	2018	2017	2016
Investment management, property services and research fees(1)	$8.9	$9.6	$12.4	$11.4	$12.7
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	0.3	0.3	0.1	7.9	7.5
Performance fees included in unconsolidated investments	(1.3)	17.6	7.5	4.7	1.4
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	—	2.7	2.6
Adjusted Fees	$7.9	$27.5	$20.0	$26.7	$24.2

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	2018	2017	2016
Investment management, property services and research fees(1)	$25.2	$27.3	$34.8	$32.7	$36.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	0.7	18.1	12.7	22.5	30.3
Performance fees included in unconsolidated investments	(2.6)	25.0	24.7	8.6	10.6
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	—	8.5	9.3
Adjusted Fees	$23.3	$70.4	$72.2	$72.3	$86.3

(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.
Net Operating Income

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(19.7)	$14.9	$(64.7)	$45.0
Less: (Provision for) benefit from income taxes	(12.8)	—	(10.3)	1.0
Less: Income from unconsolidated investments	(14.9)	—	(45.0)	—
Less: Gain (loss) on sale of real estate, net	(4.0)	6.7	(47.7)	7.3
Add: Interest expense	50.8	7.5	151.3	24.8
Add: Transaction-related expenses	0.1	—	0.6	—
Less: Other (loss) income	(1.6)	5.0	(1.7)	9.8
Less: Sale of real estate	—	(0.4)	—	(3.2)
Less: Investment management and property services	(8.9)	1.3	(25.2)	2.5
Add: Cost of real estate sold	—	0.5	—	4.3
Add: Commission and marketing	0.9	—	2.5	—
Add: Compensation and related	26.3	—	85.1	—
Add: General and administrative	8.6	1.7	26.1	—
Add: Depreciation	44.3	—	135.1	5.1
Less: Fair value adjustments	—	(13.4)	—	(20.1)
Less: NCI adjustments	(1.5)	—	(4.8)	—
Net Operating Income	$67.6	$23.8	$201.3	$76.5

2019	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$19.4	$84.0	$162.2	$131.6
Less: (Provision for) benefit from income taxes	10.2	—	35.1	—
Less: Income from unconsolidated investments	(84.0)	—	(131.6)	—
Less: Gain on sale of real estate, net	(6.3)	(51.1)	(252.4)	(53.5)
Add: Interest expense	51.8	7.7	162.8	23.8
Add: Transaction-related expenses	4.0	—	5.9	—
Less: Other (loss) income	—	2.4	0.6	4.8
Less: Sale of real estate	—	(5.4)	(1.1)	(20.8)
Less: Investment management, property services, research	(9.6)	(17.6)	(27.3)	(25.0)
Add: Cost of real estate sold	—	5.1	1.2	19.3
Add: Commission and marketing	1.2	—	2.9	—
Add: Compensation and related	35.6	—	107.9	—
Add: General and administrative	8.4	—	30.2	—
Add: Depreciation	46.4	2.1	141.7	6.4
Less: Fair value adjustments	—	(7.4)	—	(30.8)
Less: NCI adjustments	(1.9)	—	(8.0)	—
Net Operating Income	$75.2	$19.8	$230.1	$55.8

2018	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$12.9	$24.0	$179.2	$60.9
Add: Provision for income taxes	6.9	—	33.7	—
Less: Income from unconsolidated investments	(24.0)	—	(60.9)	—
Less: Gain on sale of real estate, net	(39.4)	(0.4)	(304.2)	(2.4)
Add: Interest expense	55.2	7.2	181.3	18.6
Add: Transaction-related expenses	0.4	—	0.6	—
Less: Other (loss) income	(3.4)	(0.5)	(14.6)	1.3
Less: Sale of real estate	(6.5)	(4.7)	(48.7)	(10.9)
Less: Investment management, property services, research	(12.4)	(7.6)	(34.8)	(24.8)
Add: Cost of real estate sold	5.8	4.5	45.6	10.3
Add: Commission and marketing	1.1	—	4.6	—
Add: Compensation and related	38.3	—	122.8	—
Add: General and administrative	11.7	—	36.6	—
Add: Depreciation	51.5	3.5	158.7	10.2
Less: Fair value adjustments	—	(10.1)	—	(20.5)
Less: NCI adjustments	(3.6)	—	(16.0)	—
Net Operating Income	$94.5	$15.9	$283.9	$42.7

2017	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$9.8	$17.6	$32.6	$57.4
Less: (Provision for) benefit from income taxes	(3.7)	—	0.9	—
Less: Income from unconsolidated investments	(12.9)	—	(48.8)	—
Less: Gain on sale of real estate, net	(5.3)	(0.9)	(77.0)	(10.0)
Add: Interest expense	56.8	5.6	158.9	17.2
Add: Transaction-related expenses	1.0	—	2.3	—
Less: Other (loss) income	(8.2)	0.7	(19.6)	2.7
Less: Sale of real estate	(89.8)	(24.1)	(103.4)	(96.8)
Less: Investment management, property services, research	(16.1)	(7.4)	(41.3)	(17.1)
Add: Cost of real estate sold	63.4	15.6	73.7	66.9
Add: Commission and marketing	2.1	—	5.9	—
Add: Compensation and related	35.4	0.3	113.5	0.9
Add: General and administrative	10.8	0.7	30.7	2.6
Add: Depreciation	55.4	4.2	157.2	12.9
Less: Fair value adjustments	—	0.2	—	(0.4)
Less: NCI adjustments	(42.1)	—	(124.4)	—
Net Operating Income	$56.6	$12.5	$161.2	$36.3

2016	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income (loss)	$13.1	$31.7	$31.3	$59.3
Add: Provision for income taxes	5.5	—	2.1	—
Less: Income from unconsolidated investments	(31.7)	—	(59.3)	—
Less: Gain on sale of real estate, net	(21.5)	(21.6)	(76.0)	(21.4)
Less: Acquisition-related gains	(7.6)	(0.4)	(16.2)	(0.4)
Add: Interest expense	51.3	6.3	141.7	18.6
Add: Transaction-related expenses	1.0	—	9.4	—
Less: Other (loss) income	(5.3)	(1.4)	(16.8)	2.9
Less: Sale of real estate	(2.5)	(12.6)	(16.7)	(36.7)
Less: Investment management, property services, research	(14.1)	(2.6)	(46.7)	(9.4)
Add: Cost of real estate sold	2.5	10.5	13.1	29.2
Add: Commission and marketing	2.5	—	6.0	—
Add: Compensation and related	42.2	0.2	128.4	0.7
Add: General and administrative	10.5	0.6	32.5	2.6
Add: Depreciation	50.0	5.4	147.3	16.1
Less: Fair value adjustments	—	(4.1)	—	(22.8)
Less: NCI adjustments	(45.6)	—	(138.9)	—
Net Operating Income	$50.3	$12.0	$141.2	$38.7
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$(19.7)	$(19.7)	$19.4	$19.4
Less: (Provision for) benefit from income taxes	(12.8)	(12.8)	10.2	10.2
Less: Income from unconsolidated investments	(14.9)	(14.9)	(84.0)	(84.0)
Less: Gain on sale of real estate, net	(4.0)	(4.0)	(6.3)	(6.3)
Add: Acquisition-related expenses	0.1	0.1	4.0	4.0
Add: Interest expense	50.8	50.8	51.8	51.8
Less: Other (loss) income	(1.6)	(1.6)	—	—
Less: Sale of real estate	—	—	—	—
Less: Investment management, property services and research fees	(8.9)	(8.9)	(9.6)	(9.6)
Add: Rental expenses	33.5	—	39.0	—
Add: Hotel expenses	2.7	—	17.3	—
Add: Cost of real estate sold	—	—	—	—
Add: Commission and marketing	0.9	0.9	1.2	1.2
Add: Compensation and related	26.3	26.3	35.6	35.6
Add: General and administrative	8.6	8.6	8.4	8.4
Add: Depreciation and amortization	44.3	44.3	46.4	46.4
Less: NCI adjustments (1)	(1.4)	(0.7)	(2.9)	(1.2)
Add: Unconsolidated investment adjustments (2)	25.0	17.9	25.8	18.8
Add: Straight-line and above/below market rents	(1.4)	(1.4)	(0.3)	(0.3)
Less: Reimbursement of recoverable operating expenses	(7.4)	—	(6.2)	—
Less: Properties bought and sold (3)	(4.8)	(0.8)	(21.3)	(10.5)
Less: Other properties excluded (4)	(6.1)	(1.5)	(19.0)	(5.5)
Other Reconciling Items (5)	(1.6)	(2.1)	(0.2)	3.5
Same Property	$107.6	$80.5	$109.3	$81.9

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$40.8	$36.3	$42.6	$37.6
Multifamily Market Rate Portfolio - Same Property	59.1	38.7	59.1	39.0
Multifamily Affordable Portfolio - Same Property	7.7	5.5	7.6	5.3
Same Property	$107.6	$80.5	$109.3	$81.9

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$(64.7)	$(64.7)	$162.2	$162.2
Less: (Provision for) benefit from income taxes	(10.3)	(10.3)	35.1	35.1
Less: Income from unconsolidated investments	(45.0)	(45.0)	(131.6)	(131.6)
Less: Gain on sale of real estate, net	(47.7)	(47.7)	(252.4)	(252.4)
Add: Acquisition-related expenses	0.6	0.6	5.9	5.9
Add: Interest expense	151.3	151.3	162.8	162.8
Less: Other (loss) income	(1.7)	(1.7)	0.6	0.6
Less: Sale of real estate	—	—	(1.1)	(1.1)
Less: Investment management, property services and research fees	(25.2)	(25.2)	(27.3)	(27.3)
Add: Rental expenses	102.2	—	113.3	—
Add: Hotel expenses	10.9	—	47.6	—
Add: Cost of real estate sold	—	—	1.2	1.2
Add: Commission and marketing	2.5	2.5	2.9	2.9
Add: Compensation and related	85.1	85.1	107.9	107.9
Add: General and administrative	26.1	26.1	30.2	30.2
Add: Depreciation and amortization	135.1	135.1	141.7	141.7
Less: NCI adjustments (1)	(4.8)	(2.5)	(10.7)	(5.2)
Add: Unconsolidated investment adjustments (2)	74.1	54.0	73.9	54.2
Add: Straight-line and above/below market rents	(8.8)	(8.8)	(4.0)	(4.0)
Less: Reimbursement of recoverable operating expenses	(18.3)	—	(23.0)	—
Less: Properties bought and sold (3)	(15.9)	(7.4)	(64.5)	(29.0)
Less: Other properties excluded (4)	(21.6)	(2.0)	(51.0)	(13.2)
Other Reconciling Items (5)	(2.6)	2.1	2.5	3.3
Same Property	$321.3	$241.5	$322.2	$244.2

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$121.4	$107.8	$126.6	$112.6
Multifamily Market Rate Portfolio - Same Property	178.1	118.4	174.5	117.1
Multifamily Affordable Portfolio - Same Property	21.8	15.3	21.1	14.5
Same Property	$321.3	$241.5	$322.2	$244.2
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
    Our primary market risk exposure relates to: changes in interest rates in connection with our short-term borrowings and fluctuations in foreign currency exchange rates in connection with our foreign operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2020, 86% of our consolidated level debt is fixed rate, 7% is floating rate with interest caps and 7% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $8.4 million increase in interest expense or $0.2 million in interest expense savings during 2020 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.67% and approximately 2.5 years, respectively, as of September 30, 2020.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2020. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2020. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	As of September 30, 2020
Interest rate sensitive assets
Cash and cash equivalents	$727.2	$—	$—	$—	$—	$—	$727.2	$727.2
Average interest rate	0.04%	—%	—%	—%	—%	—%	0.04%	—
Fixed rate receivables	7.3	2.3	—	6.3	—	13.7	29.6	29.6
Average interest rate (1)	—%	5.00%	—%	4.00%	—%	6.65%	1.65%	—
Variable rate receivables	—	21.6	7.3	38.8	—	—	67.7	67.7
Average interest rate	—%	3.93%	7.45%	7.05%	—%	—%	0.25%	—
Total	$734.5	$23.9	$7.3	$45.1	$—	$13.7	$824.5	$824.5
Weighted average interest rate	0.04%	4.03%	7.45%	6.63%	—%	6.65%	1.68%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$233.2	$286.1	$47.0	$11.0	$177.2	$754.5	$683.3
Average interest rate	—%	4.83%	1.93%	2.96%	3.42%	2.45%	3.04%	—
Fixed rate borrowings	50.4	34.4	658.9	335.2	41.2	3,294.5	4,414.6	4,216.9
Average interest rate	3.24%	4.53%	3.97%	3.20%	3.87%	4.39%	4.22%	—
Total	$50.4	$267.6	$945.0	$382.2	$52.2	$3,471.7	$5,169.1	$4,900.2
Weighted average interest rate	3.24%	4.79%	3.35%	3.17%	3.77%	4.29%	4.04%
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
    Approximately 44% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of September 30, 2020, we have hedged 93% of the gross asset carrying value of our euro denominated investments and 98% of the gross asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $9.5 million or decrease by $9.6 million, respectively. If rates increase or decrease by 10% we would have an increase of $19.0 million and a decrease of $19.2 million, respectively.
Item 4.Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the reporting period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
July 1 - July 31, 2020	—	$—	16,209,349	$37,712,926
August 1 - August 31, 2020	—	—	16,209,349	37,712,926
September 1 - September 30, 2020	1,357,892	$14.65	17,567,241	17,813,282
Total	1,357,892	$14.65	17,567,241	$17,813,282
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 5, 2020	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)