Form 10-K
period 2020-12-31
Kennedy-Wilson Holdings, Inc.
filed 2021-02-26
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Based on the last sale at the close of business on June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,720,009,993.
The number of shares of common stock outstanding as of February 24, 2021 was 141,084,387.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 10, 2021, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

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
Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in Part I, Item IA of this Report. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. Please refer to "Non-GAAP Measures and Certain Definitions" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for definitions of certain terms used throughout this report.

PART I

Item 1.    Business
Company Overview
Kennedy Wilson is a global real estate investment company.  We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom, and Ireland. As of December 31, 2020, we have 202 employees in 12 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain. As of December 31, 2020, our Real Estate Assets under Management" ("AUM") are at $17.6 billion. The real estate that we hold in our global portfolio consists primarily of (51%) multifamily apartments and (49%) commercial properties based on Consolidated NOI and JV NOI. Geographically, we focus on the (58%) Western United States, the (21%) United Kingdom and (17%) Ireland (including 4% in other).

Our investment activities involve ownership of 10,350 multifamily units, 8.6 million square feet of commercial space and one hotel that are consolidated on our financial statements with revenues of $417.8 million and, consolidated net operating income ("Consolidated Portfolio NOI") of $262.3 million during the year ended December 31, 2020 and AUM of $7.2 billion. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of December 31, 2020, our fee-bearing capital was $3.9 billion and we recognized $22.5 million in recurring investment management fees and $2.6 million of performance fees from equity partners in these vehicles during the year ended December 31, 2020. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage. As of December 31, 2020, we held ownership interests in 9,509 market rate multifamily units, 9,982 affordable rate multifamily units, 13.3 million square feet of commercial space, two hotels and $795.8 million of real estate debt (of which our share was $95.1 million), all of which are held through joint ventures and three commingled funds that we manage (which are represented as unconsolidated investments on our financial statements). For the year ended December 31, 2020, these joint ventures and commingled funds that we manage generated revenues and JV NOI of $162.2 million and $102.5 million, respectively, and had an AUM of $10.4 billion as of December 31, 2020. In our Co-investments Portfolio 88% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $696.0 million over the next four years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.

Investment Approach
The following is our investment approach:
•Identify countries and markets with an attractive investment landscape
•Establish operating platforms in our target markets
•Develop local intelligence and create long-lasting relationships, primarily with financial institutions
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, either on our own or with strategic partners
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities on underutilized portions of assets, or acquire development assets that fit within our overall investment strategy

•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets

During the last five years, occupancy, NOI, Adjusted EBITDA and fee-bearing capital of the Company was as follows (at share):

	Year Ended December 31,
($ in millions, except fee bearing capital which $ in billions)	2020	2019	2018	2017	2016
Multifamily Occupancy	95.2%	94.4%	94.7%	93.8%	93.8%
% change	0.8%	(0.3)%	1.0%	—%	—%
Commercial Occupancy	93.4%	93.3%	94.2%	94.2%	91.6%
% change	0.1%	(1.0)%	—%	2.8%	—%
Consolidated NOI(1)	262.3	305.2	368.3	242.0	189.4
% change	(14.1)%	(17.1)%	52.2%	27.8%	—%
JV NOI(1)	102.5	77.8	55.3	48.1	51.1
% change	31.7%	40.7%	15.0%	(5.9)%	—%
Adjusted EBITDA(1)	608.0	728.1	712.7	455.7	349.9
% change	(16.5)%	2.2%	56.4%	30.2%	—%
Fee-bearing capital(2)	3.9	3.0	2.2	1.8	1.6
% change	30.0%	36.4%	22.2%	12.5%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
(2) Amounts in fee-bearing capital exclude $1.4 billion as of December 31, 2016 relating to KWE prior to it being wholly-owned.
    The table below highlights some of the Company's performance metrics over the past five years:

(In millions, except per share amounts)	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of income data and dividends:
Revenue	$450.9	$569.7	$773.5	$801.8	$690.4
Net income to Kennedy-Wilson Holdings Inc. common shareholders(1)	92.9	224.1	150.0	100.5	2.8
Basic income per share	0.66	1.60	1.04	0.83	0.01
Dividends declared per share of common stock	0.88	0.85	0.78	0.70	0.56
Adjusted EBITDA(2)	608.0	728.1	712.7	455.7	349.9
Adjusted EBITDA annual increase (decrease)	(16)%	2%	56%	30%
Adjusted Net Income(2)	306.9	442.5	397.0	242.5	191.3
Adjusted Net Income annual increase (decrease)	(31)%	11%	64%	27%

	As of December 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Cash and cash equivalents	$965.1	$573.9	$488.0	$351.3	$885.7
Total assets	7,329.0	7,304.5	7,381.8	7,724.8	7,656.6
Mortgage debt	2,589.8	2,641.0	2,950.3	3,156.6	2,770.4
KW unsecured debt	1,332.2	1,131.7	1,202.0	1,179.4	934.1
KWE unsecured bonds	1,172.5	1,274.2	1,260.5	1,325.9	1,185.7
Kennedy Wilson equity	1,644.5	1,678.7	1,246.7	1,365.6	1,048.0
Noncontrolling interests	28.2	40.5	184.5	211.9	1,295.1
Total equity	1,672.7	1,719.2	1,431.2	1,577.5	2,343.1
Common shares outstanding	141.4	151.6	143.2	151.6	115.7

(1) GAAP Net Income to Common Shareholders for the year ended December 31, 2017, includes a one-time tax benefit of $44.8 million that was recorded in the quarter ended December 31, 2017, or $0.38 per share.
(2) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of adjusted EBITDA and adjusted net income and a reconciliation of these metrics to net income as reported under GAAP.
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
•Our Co-investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that we earn on our fee bearing capital. We typically have a 5-50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership of 39% as of December 31, 2020.
     In addition to our two primary business segments our Corporate segment includes, among other things, our corporate overhead and our property services group (prior to the sale of the group in October 2020). s
Segment Presentation
We evaluate our reportable segments in accordance with the guidance of ASC Topic 280, Segment Reporting. We had historically presented Investments and Services as our two main operating segments. As we have expanded on our separate account and commingled fund platforms, we determined that the segment presentation detailed herein is more indicative to how the business is being run and evaluated by the chief operating decision makers. For additional detail with respect to the impact of this change see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 of the Company's audited financial statement for the year ended December 31, 2020.
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
The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio as of December 31, 2020 and December 31, 2019. This table does not include amounts from our corporate segment such as corporate cash and the KWH Senior Notes.

($ in millions)	December 31, 2020	December 31, 2019
Cash(1)	$733.2	$338.8
Real estate	4,720.5	5,080.2
Accounts receivable and other assets	146.5	198.3
Total Assets	$5,600.2	$5,617.3

Accounts payable	28.9	18.4
Accrued expenses	184.5	210.3
Mortgage debt	2,589.8	2,641.0
KWE bonds	1,172.5	1,274.2
Total Liabilities	3,975.7	4,143.9

Equity	$1,624.5	$1,473.4
(1)Excludes $231.9 million and $235.1 million as of December 31, 2020 and December 31, 2019 of corporate non-property level cash.
Co-Investments Portfolio

We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the carrying value of balance sheet of our Co-Investment Portfolio at our share of the underlying investments as of December 31, 2020 and December 31, 2019. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan investments which are included within other assets on our consolidated financials.

($ in millions)	December 31, 2020	December 31, 2019
Cash	$77.3	$60.7
Real estate	2,654.4	2,461.5
Loans	107.1	13.4
Accounts receivable and other assets	205.0	222.1
Total Assets	$3,043.8	$2,757.7

Accounts payable and accrued expenses	64.6	85.6
Mortgage debt	1,582.8	1,337.5
Total Liabilities	1,647.4	1,423.1

Equity	$1,396.4	$1,334.6
    Commingled funds
We currently have three closed end funds that we manage and through which we receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom and Ireland that also have expected hold periods of 5 to 7 years. As of December 31, 2020, our weighted average ownership interest in the commingled funds that we manage was 12%.
    Separate accounts
We have several equity partners whereby we act as the general partner and receive investment management fees including acquisition, disposition, financing, construction management, performance and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of December 31, 2020, our weighted average ownership interest in the various joint ventures that we manage was 45%.
VHH
Through our Vintage Housing Holdings ("VHH") partnership we acquire and develop income and age restricted properties. See a detailed discussion of this business in the Multifamily section below.
Investment Types
The following are the product types we invest in through our Consolidated Portfolio and Co-Investment Portfolio segments:
Multifamily
We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of December 31, 2020, we hold investments in 116 assets that include 10,350 consolidated multifamily apartment units and 9,509 units within our market rate Co-Investment Portfolio and 9,982 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Pacific Northwest, primarily the greater Seattle area and Portland, and the Mountain States region, which includes Utah, Idaho, Montana, Colorado and Nevada. The remainder of the Western United

States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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
Multifamily - Affordable Housing
Through our VHH platform we also focus on affordable units based on income or age restrictions. With homes reserved for residents that make 50%-60% of the area’s median income, VHH provides an affordable long-term solution for qualifying working families and active senior citizens, coupled with modern amenities that are a hallmark of our traditional multifamily portfolio. Fundamental to our success is a shared commitment to delivering quality affordable homes and building communities that enrich residents’ lives, including providing programs such as social support groups, after-school programs, transportation assistance, computer training, and wellness classes.
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
When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of December 31, 2020, the VHH portfolio includes 8,017 stabilized rental units with another 1,965 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million.  As of December 31, 2020 we have contributed an additional $87.9 million into VHH and have received $202.1 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $142.9 million as of December 31, 2020. We have recorded $130.8 million worth of fair value gains on our investment in VHH including $11.5 million during the year ended December 31, 2020.
Commercial
Our investment approach for office acquisition criteria differs across our various investment platforms. For our Consolidated Portfolio we look to invest in large high quality properties with high replacement costs. In our separate account portfolios our partners have certain characteristics whether it be location, financing (unencumbered properties) or hold period. The commingled funds typically look for opportunities that have a value-add component that can benefit from our asset management expertise. We do not typically own high-rise buildings in city centers and we instead look to invest in mid-to-low rise buildings in areas adjacent to city centers and suburban markets. After acquisition, the properties are generally repositioned to enhance market value.
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
As of December 31, 2020, we hold investments in 161 commercial properties, totaling over 21.9 million square feet, predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio consisted of 8.6 million square feet while our Co-Investment portfolio consists of 13.3 million square feet.

Development and redevelopment
We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of December 31, 2020, we are actively developing 1,529 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 36% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail on these investments.
Real Estate Debt
In the second quarter of 2020, we formed a $2 billion platform ("KW/FF debt platform") with Fairfax Financial Holdings Limited (“Fairfax”) that pursues first mortgage loans secured by high-quality real estate in the Western U.S., Ireland and the United Kingdom. In our role as asset manager, we will earn customary management and performance fees. We will also invest alongside Fairfax in these loans with an ownership interest between 10% to 25%. We currently expect that these investments will all be made without the use of any leverage. Since its inception to December 31, 2020, we closed on $497.0 million of loans in the platform, our share of which is $73.1 million.
In addition to the KW/FF debt platform we acquire performing and non-performing loans and/or originate loans secured by real estate on our own or with other partners. As of December 31, 2020, we held interests in 16 loans with an average interest rate of 6.4% per annum and a carrying value of $95.1 million located in the Western United States and are primarily invested through our Co-investment Portfolio consisting of loans within the KW/FF debt platform and with other partners. In addition to interest income we earn on loans we also earn customary asset management fees from our partners for managing loan investments.
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
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of December 31, 2020, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will contain 150 rooms in Kona, Hawaii and a hotel property in Hawaii that consists of 72 rooms which is owned in one of our commingled funds.
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
As of December 31, 2020, we hold 20 investments which are primarily comprised of 239 residential units/lots and 3,881 acres located in Hawaii and the Western United States. As of December 31, 2020, these investments had a Gross Asset Value of $293.5 million and the Company had a weighted average ownership in such of investments of 72%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Fair Value Investments

As of December 31, 2020, $1.1 billion or 88% of our investments in unconsolidated investments (16% of total assets) are held at estimated fair value. As of December 31, 2020, there were cumulative fair value gains of $262.6 million which comprises 23% of the $1.1 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $142.9 million and $142.8 million as of December 31, 2020 and 2019, respectively. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2020, we recognized $49.9 million of fair value gains and performance fees on unconsolidated investments.

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

	Estimated Rates Used For
	Capitalization Rates	Discount Rates
Multifamily	3.80% — 5.75%	5.75% — 8.15%
Office	4.00% — 7.00%	5.00% — 9.00%
Retail	5.00% — 8.75%	7.50% — 11.25%
Hotel	6.00%	7.50% — 8.25%
Residential	N/A	12.00%

In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.37% to 4.90%.

There is no active secondary market for our development projects and no readily available market value given the uncertainty of the amount and timing of future cash flows. Accordingly, our determination of fair value of our development projects requires judgment and extensive use of estimates. Therefore, we typically use investment cost as the estimated fair value until future cash flows become more predictable. Additionally, the fair value of our development projects may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that we may ultimately realize. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized or incurred on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.

We continue to assess the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of our assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the year ended December 31, 2020 and future periods.
Value Creation
Our differentiated and unique approach to investing is the cornerstone of how we create value for our shareholders. Our investment philosophy is based on three core fundamentals:
•Leverage our global footprint and complementary investment and investment management businesses to identify attractive investment markets across the world.
•Selectively invest in opportunities across many real estate product types with a goal of maximizing cash flow and risk-adjusted return on capital.
•Actively manage assets and finance our assets in a manner designed to generate stable, predictable and growing cash flows for shareholders and clients.

Kennedy Wilson is able to create value for its shareholders in the following ways:
•We are able to identify and acquire attractive real estate assets across many markets, in part due to the significant proprietary deal flow driven from an established global network of industry relationships, particularly with financial institutions. This can create value by allowing us to maintain and develop a large pipeline of attractive opportunities.
•Our operating expertise allows us to focus on opportunistic investments where we believe we can increase the value of assets and cash flows and include transactions with distressed real estate owners or lenders seeking liquidity, or purchases of under-managed or under-leased assets, and repositioning opportunities.
•We have been able to create place-making areas in our investment locations where we are able to make multiple investments in a particular city either through direct investments or development initiatives that further drives interest in the area.
•Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases, this may lead to significant additional returns, such as a promoted interest (where we have partners), based on the performance of the assets.
•Our long-lasting and deep relationships with financial institutions allow us to refinance loans to reduce interest rates and/or increase borrowings due to property appreciation and thereby obtain cash flow to use for new investments. We generally implement this strategy after our value-add initiatives have been executed, thus allowing us to maintain moderate levels of leverage.
•We have been able to attract third party capital due to our ability to generate above-market returns for our partners, diversity of geographic markets and investment product types as well as our flexibility in structuring deals through funds, separate accounts and equity partner arrangements.
•We understand that real estate is cyclical. Our management team employs a multi-cyclical approach that has resulted in our AUM being globally diversified across many sectors of real estate while maintaining a healthy liquidity position and adequate access to capital.
Competitive Strengths
We have a unique platform from which to execute our investment and investment management strategy. The combination of an investment and investment management platforms provides several competitive strengths when compared to other real estate buyers and asset managers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive asset management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment-oriented structure.
Our competitive strengths include:
•Transaction experience: Our senior management team has an average of 25 years of real estate experience and has been working and investing together on average for over 10 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.
•Extensive relationship and sourcing network: We leverage our relationships in order to source off-market deals. In addition, the senior management team and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the United States, as well as in the United Kingdom, Ireland, Spain, Italy and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particularly financial institutions, throughout the real estate community.
•Structuring expertise and speed of execution: Prior acquisitions completed by us have taken a variety of forms, including direct property investments, joint ventures, exchanges involving stock or operating partnership units, participating loans and investments in performing and non-performing mortgages at various capital stack positions with the objective of long-term ownership. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions.
•Strategic partnerships: Through our relationships and transaction experience we have been able to establish various strategic partnerships with a variety of different companies and institutions in which we are highly collaborative and aligned with our partners in the deals. Coupled with our ability to structure acquisitions in a variety of ways that fit the needs of our strategic partners we have been able to access various forms of capital due to our experience and versatility.

•Vertically integrated platform for operational enhancement: We have 202 employees in 12 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.
•Calculated risk taking: We underwrite our investments based upon a thorough examination of property economics and a critical understanding of market dynamics and risk management strategies. We conduct an in-depth sensitivity analysis on each of our acquisitions. This analysis applies various economic scenarios that include changes to rental rates, absorption periods, operating expenses, interest rates, exit values and holding periods. We use this analysis to develop our disciplined acquisition strategies.
•Management's alignment with shareholders: As of December 31, 2020, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. Due to management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.

Environmental, Social and Governance (ESG)

Kennedy Wilson’s approach to ESG aligns with our business strategy by maximizing the inherent value of our assets and delivering long-term social, environmental and economic value across our portfolio and to our key stakeholders. Globally, we create offices and homes that provide space for social interaction and exercise, as well as tenant engagement programs to create healthy environments for employees and residents who live and work in our buildings. We aim to strengthen the communities around us by providing public spaces and amenities, protecting heritage aspects of our buildings and supporting local philanthropic initiatives through the Kennedy Wilson Charitable Foundation, which awarded approximately $2 million in grants and gifts in 2020. Recognizing the need for affordable, high-quality housing across the West Coast, Kennedy Wilson is delivering 10,000 affordable units for residents that make 50%-60% of the area’s median income through a joint venture with VHH.

We take a building-by-building approach to optimizing resources, first through measuring usage, identifying cost-efficient initiatives and then upgrading systems within our broader asset management programs. In 2020, we reached our goal of 33% carbon emissions reduction in our Europe portfolio vs. baseline, and our utility measurement program continues to expand with our directly managed U.S. commercial and multifamily portfolio now included in our global monitoring system. Kennedy Wilson is a member of the U.S. Green Building Council and commits to targeting sustainability certifications under LEED for our major remodel and ground-up commercial development projects globally, as well as BREEAM, NZEB, fitwel and WELL Building Standard certifications for our large-scale mixed-use projects in Ireland and the U.K.

We operate responsibly to ensure business-wide transparency and accountability, with a focus on empowering people and providing a healthy work environment for our employees. In addition to providing significant employee benefits and training opportunities, we strive to maintain a diverse corporate culture that includes people who represent different viewpoints and historical perspective. As a result of our efforts, Kennedy Wilson earned recognition as one of the Most Responsible Companies in America by Newsweek in 2020.

Industry Overview

Key Investment Markets

Western United States

In 2020, the onset of the COVID-19 pandemic created unprecedented economic challenges. As the economy was forced to lockdown, GDP decreased by 31.4% in Q2 on an annualized basis. In turn, transactions in the US real estate market fell sharply, with volumes decreasing by 68% according to Real Capital Analytics. In March, congress passed a $2.2 trillion economic stimulus package that helped stabilize the economy. The year ended with the election of a new President and renewed optimism that COVID-19 vaccines would soon be made available and would help to control the global pandemic. GDP is currently expected to rebound in 2021 but will depend on if the COVID-19 pandemic can be resolved through widespread vaccination.

As a result of the pandemic and the ability of individuals to work from home, vacancy rates in higher cost Class A apartments were impacted more significantly than suburban Class B communities. The desire of renters to leave high cost urban apartments to more affordable suburban options has resulted in continued population growth into areas such as the Mountain States and out of large western U.S. coastal cities. The suburban markets are expected to continue to perform strongly in 2021 due to a number of factors, including the continuing ability to work remotely and the desire for more space. According to CBRE, investment volume in multifamily is expected to increase in 2021, supported by the continuation of low yields. Kennedy Wilson's U.S. multifamily portfolio is largely comprised of garden style communities with approximately 90% of our portfolio located in suburban markets. The Company has shifted its market-rate portfolio to the Mountain states, which now is the largest market-rate region by unit count and primarily consists of its assets in Utah, Idaho, and Nevada.

A large impact of pandemic was the shift for many U.S. office occupiers to remote working. Companies are expected to begin returning to the office in 2021 after vaccines have been made widely available to the general public. The usage of office is expected to continue to be re-evaluated as a result of the pandemic. Many companies have discussed incorporating more flexible space, additional amenity offerings and a lower density configuration, while also potentially adopting a hybrid work style. Kennedy Wilson's U.S. office portfolio is primarily located in Southern California and the Greater Seattle market. The majority of the U.S. office is owned with partners through the Company’s co-investment segment.

Housing affordability has reached crisis levels across much of the Western U.S., with rapidly growing cities, such as Seattle, facing a dearth of affordable housing options. This not only impacts the delivery of vital public services as workers are priced out of local areas, it also puts stress on the social fabric of cities and neighborhoods.

Hawaii
The Hawaiian economy was significantly impacted by the COVID-19. Travel to Hawaii by visitors in 3Q-20 decreased by over 97%, and estimates for the year totaled 2.7 million visitors to Hawaii in 2020, a decrease of 73.7% compared to 2019. The Hawaiian economy is expected to rebound in 2021, as tourism to the island should improve with over 6 million visitors expected in 2021.
United Kingdom

The U.K. economy showed increased resilience in the second half of 2020, despite a challenging landscape that began the year with the withdrawal from the European Union, followed by the impacts of the COVID-19 global pandemic resulting in two national lockdowns. A contraction of only 2.6% during the second lockdown in November compared to 20% during the first lockdown in April and a steady and stronger than expected growth in output between these two periods. GDP contracted by 9.9% overall in 2020. Despite the economic contraction, the U.K. unemployment rate is expected to finish the year at 5.2%, an increase of only 1.3% compared to the end of last year, owing to strong government interventions. Fiscal policy remains supportive with an extension of the furlough program, helping to reduce job losses.

The impact of COVID-19 was felt across U.K. investment volumes, which finished 2020 at £42 billion, down 21% compared to 2019. The year finished with almost 40% of total investment volumes (£16.5 billion) invested in Q4. Offices remained supported by a transparent investment environment and strong foreign investments into the U.K., making up 55% of the total investment volume.

South East office investment volumes reached £1.9 billion in 2020, which saw a flurry of investment deals complete in Q4. Although this is 12% less than in 2019, market performance in the South East compares well to the average decrease across the UK. Vacancy of 6.8% remains below the 10-year average of 7.3%, with new and grade A vacancies sitting at 5.2%. The industrial and logistics sectors remained the strongest performers, establishing 2020 as a record year with total investment volumes reaching £8 billion, with fourth quarter investment volumes up 2.5 times on the previous quarter and contributing to more than half of total transactions for the year. The occupier market reflected strong demand-supply dynamics with absorption totaling a record-high 43 million square feet in 2020, well ahead of the 10-year average. Demand remained led by online retailers, representing 31% of all space taken up in 2020 and closely followed by third party logistics at 29% with online retail sales further supported by the U.K.-wide lockdowns. Solid market fundamentals underpin the expectation for industrial occupational demand to continue to be resilient in 2021.

The U.K. retail sector was under significant pressure in 2020 with the closure of non-essential retail stores during lockdowns putting severe stress on retailers’ revenues and weakening occupation demand as further high-profile retailers went bankrupt during 2020 and rent pressure was particularly felt across secondary and tertiary shopping centers. Stronger performers include supermarkets, home ware and DIY retailers, that were able to keep their stores open throughout the U.K. lockdown periods

Ireland
Ireland’s economy saw the only positive GDP growth across the EU at 3.0% in 2020 and the IMF is forecasting Ireland to have the highest GDP growth of any major European economy.

Investment volumes reached €3.6 billion for 2020, a resilient figure given the fallout from COVID-19 and an impressive 25% higher than the 10-year average of €2.9 billion. Demonstrating Ireland’s position as an attractive global real estate market, over 75% of investments were from institutional investors, and 48% of the volume came from European buyers. Multifamily accounted for 48% of total investments followed by offices at 37%.

Dublin office absorption was about 1.7 million square feet in 2020 with the significant impact of COVID-19 demonstrated as 69% of absorption occurred in the first quarter. Given the increased occupier demand for space, prime headline south suburbs rents remained stable at €29.50 per square foot compared to a slight softening of prime headline city center office rents.

The Irish multifamily sector remains firmly in demand, with strong fundamentals underpinning institutional demand and for the first-time multifamily investment volumes eclipsed commercial office. Kennedy Wilson is forecast to be the second largest institutional owner with 16% market share in a market with more than 15,500 multifamily units. Prime yields remained steady at 3.75% through 2020 as rent collection and occupancy remained strong.

It is expected that the increase in household savings during 2020 may help support a more rapid bounce back in retail sales activity in 2021.

Following a very active year in 2019, transactional activity in the Irish hotel property market was severely curtailed in 2020 because of COVID-19, which imposed travel restrictions, forcing hotels to pivot their focus on domestic leisure guests.
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
Within KWE we utilize three types of contracts to hedge our GBP/EUR exposure: foreign forward currency contracts, a cross currency swap on the KWE Bonds (swapped GBP to EUR) and the KWE Euro Medium Term Notes ("KWE Notes"). The KWE Notes were issued in euros and held by KWE but we have elected to treat the foreign currency movements as a net investment hedge on our euro denominated investments in KWE. The foreign currency movements on these hedge items above are recorded to unrealized foreign currency derivative contract gains/losses within other comprehensive income for GBP/EUR movements. However, when we translate our investment in KWE from USD/GBP the foreign currency movements on these items go through unrealized foreign currency translation gains/losses within other comprehensive income.
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
Employees
As of December 31, 2020, we have 202 employees in 12 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
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

Item 1A.    Risk Factors

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, operating results, cash flows and future prospects could be materially adversely affected. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below.

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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, periods of general economic slowdown, or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. The economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. Previous recessions and downturns in the real estate market have resulted in and may result in:

•a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;
•a decline in actual and projected sale prices of our properties, resulting in lower returns on the properties in which we have invested;
•higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans, all of which could increase costs and limit our ability to acquire additional real estate assets; and

•a decrease in the availability of lines of credit and the capital markets and other sources of capital used to operate and maintain our business.

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured revolving credit facilities, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.” In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock or preferred stock dividends.

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

The profitability of our office and industrial/retail portfolio (which makes up 4.8 million square feet and 3.8 million square feet, respectively, of our total commercial portfolio) depends, in part, on the willingness and ability of customers to visit our tenants' businesses and demand for office space. The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing and other restrictions, could adversely impact tenant’s sales and/or cause the temporary closure or slowdown of our tenants' businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations, which may impact our ability to collect owed rents on a timely basis or at all. Additionally, the physical occupancy of our office properties remains well below capacity as most employers continue their COVID-19 pandemic response protocols and encourage employees to work from home when possible during the pandemic. The short and long term impact of the COVID-19 pandemic on the use of office space is unknown as companies continue to consider the pandemic’s impact on their business and their demand for labor, while, at the same time, considering the space requirements associated with social distancing and the practical implications of pivoting to a work from home environment. A decrease in demand for office space from our current or prospective tenants could adversely affect the profitability of our office and retail portfolio.

The profitability of our hotel properties (which consists of one consolidated hotel and one Co-Investment held within a commingled fund) depends, in part, on the willingness and ability of customers to visit these properties The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing measures and travel and other restrictions, could result in a sustained, significant drop in demand for our hotels. The interference with the operations of our hotel properties, including the Shelbourne Hotel in Dublin, resulted in significantly less levels of Net Operating Income from these properties in 2020 compared to prior years. It is not currently known when the operations at our hotel properties will resume or when business levels will return to normalized levels, if at all, when the effects of the pandemic subside. There can also be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.

Moreover, as of December 31, 2020, we hold investments in 29,841 multifamily apartment units across 116 assets primarily located in the Western United States and Ireland. Our Western U.S. multifamily assets are primarily located in the Pacific Northwest, mostly in suburbs of Seattle and Portland and the Mountain States region of Utah, Idaho, Montana and Nevada. The rest of the Western U.S. portfolio is in Northern and Southern California. Epidemics, pandemics or other outbreaks of an illness, disease or virus could cause our tenants to fail to make rent payments, limit our ability to increase rents or otherwise affect our leases with them and/or cause us to make rent concessions.

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

Through our debt platforms, we also pursue first-mortgage loans secured by high-quality real estate in the Western U.S., Ireland and the U.K. and stabilized, income producing, high-quality real estate investment opportunities in the Western U.S. that may include the origination or acquisition of mezzanine loans, construction loans, preferred equity investments and other types of investments. Epidemics, pandemics or other health crisis, including the COVID-19 pandemic and measures to prevent its spread, could adversely affect the businesses and financial condition of our counterparties, including our equity partners, borrowers under our first-mortgage loans, construction loans and mezzanine loans, companies in which we and our equity partners have invested in, and general contractors and their subcontractors, and their ability to satisfy their obligations to borrowers of our construction loans and to complete transactions or projects with borrowers of our construction loans as intended. In addition, a significant number of retail tenants have been forced to temporarily close or operate on a limited basis as a result of the COVID-19 pandemic and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies, and which in turn could adversely affect our borrowers’ ability to service our loans or a company’s ability to pay us dividends on the preferred stock we hold in such company. All of the above listed risks could adversely affect our business, financial condition, liquidity, results of operations and prospects. See “Our real estate development and redevelopment strategies may not be successful.” below.

Epidemics, pandemics or other outbreaks of illness, disease or virus (including COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets and the overall global economy. This slowdown could impact our ability to complete opportunistic and/or planned acquisitions or dispositions of property. Lower levels of transactional activity can also mean lower gains on sales that may have an impact on our financial condition and results of operations. Additionally, the financial impact of the COVID-19 pandemic could impact our future compliance with operational and financial debt covenants contained in the agreements that govern the Second A&R Facility, the recently issued 4.750% Senior Notes due 2029 (the "2029 Notes") and 5.000% Senior Notes due 2031 (the "2031 Notes") by Kennedy-Wilson, Inc., Kennedy-Wilson, Inc.'s 5.875% Senior Notes due 2024 (the "2024 Notes" and, together with the 2029 Notes and the 2031 Notes, the "KWI Notes") the KWE Notes, the KWE Bonds and certain of our property-level non-recourse financings. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in a foreclosure on the underlying assets. In addition, certain of our debt instruments also contain cross-default and/or cross-acceleration provisions, including, but not limited to, the documents governing our KWI Notes, the KWE Notes and the KWE Bonds. Please also see “We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.”

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

The credit markets may experience significant price volatility, dislocations and liquidity disruptions. These circumstances may materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, unavailable, even for companies that are otherwise qualified to obtain financing. Volatility and uncertainty in the credit markets may negatively impact our ability to access additional financing for our capital needs. Additionally, due to this uncertainty, we may be unable to refinance or extend our existing debt on favorable terms, if at all. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Additionally, disruptions in the credit markets may also adversely affect our business of providing investment management services to our limited partners in our commingled funds and joint venture partners, which would lead to a decrease in the fee revenue we generate.

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

There is the inherent possibility in all of our real estate investments that we could lose all or part of our investment. Real estate investments are generally illiquid, which may affect our ability to change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment under certain joint venture arrangements, and as a result, we may not control when and whether any gain will be realized, or loss avoided. The value of our investments can also be diminished by:

•civil unrest, acts of war and terrorism, pandemics and acts of God, including earthquakes, hurricanes, volcanic eruptions and other natural disasters (which may result in uninsured or under insured losses);
•the impact of present or future legislation in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy (including, without limitation, rent-control legislation, environmental regulation, changes in laws concerning foreign investments, changes in tax rates, tariff regimes and changes in zoning laws) and the cost of compliance with these types of legislation; and
•liabilities relating to claims, to the extent insurance is not available or is inadequate.

Our real estate development and redevelopment strategies may not be successful.

We acquire development assets to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and the market price of, our common stock, including, but not limited to:
•we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•we may not be able to obtain financing for development projects, or obtain financing on favorable terms;
•construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions, natural disasters and pandemics, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);
•tenants which pre-lease space or contract with us for a build-to-suit project may default prior to occupying the project;
•upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans;
•we may not achieve sufficient occupancy levels, sales levels and/or obtain sufficient rents to ensure the profitability of a completed project; and
•development projects in which we have invested may be abandoned and the related investment will be impaired.

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

As of December 31, 2020, approximately 39% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Italy, 91% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting business abroad carries significant risks, including:

•restrictions and problems relating to the repatriation of capital;
•global pandemics and the different impact of such pandemic on each country and different response to the same by governments
•difficulties and costs of staffing and managing international operations;
•the burden of complying with multiple and potentially conflicting laws;
•laws restricting foreign companies from conducting business;
•political instability and civil unrest;
•greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;
•potentially adverse tax consequences;
•share ownership restrictions on foreign operations; and
•tariff regimes of the countries in which we do business.

Poor performance of our commingled funds would cause a decline in our revenue and results of operations and could adversely affect our ability to raise capital for future funds.

When any of our commingled closed-end funds perform poorly, our investment record suffers. As a result, our management and performance fees and our ability to raise additional capital from our partners may be adversely affected. If a fund performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. As the fair value of underlying investments varies between reporting periods, if we were to have negative performance in a period that causes the amount due to us to be less than the amount previously recognized as revenue, this could result in a negative adjustment to performance fees allocated to the general partner or asset manager. Our fund investors and potential fund investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds' performance. Alternatively, in the face of poor fund performance, investors could demand lower fees or significant fee concessions for existing or future funds which would likewise decrease our revenue or decide not to invest with us.

Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
We have used joint ventures for large real estate investments and developments. We plan to continue to acquire interests in additional joint ventures formed to own or develop real property or interests in real property. We have acquired and may acquire non-controlling interests in joint ventures, and we may, from time-to-time, also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer. Moreover, we cannot be certain that we will continue to identify suitable joint venture partners and form new joint ventures in the future.

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

We conduct operations and own properties in Hawaii. The gross asset value of our investments in Hawaii is $326.1 million and $278.3 million as of December 31, 2020 and 2019, respectively. The success of our investments in Hawaii depends on and is affected by general trends in Hawaii’s economy and real estate market.  Hawaii’s economy largely depends on tourism, which is subject to fluctuation based on a number of factors that we do not control.  In addition, Hawaii has historically been vulnerable to certain natural disaster risks, such as tsunamis, volcanoes, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general.

Our three largest investments in Hawaii are a hotel development project on the Big Island and two residential assets (one located on the Big Island and the other located on the island of Oahu) as discussed in our description of our residential and development and redevelopment investments in Item 1 - “Business” of this annual report on Form 10-K.  Please also see the section titled "Industry Overview - Hawaii" in Item 1 of this annual report on form 10-K. In addition to the general risks with respect to development and redevelopment projects as discussed above, Hawaii’s remote and isolated location may create additional operational costs and expenses (general operating and development-related costs), which could have a material adverse impact on our financial results.  If any or all of the factors discussed above were to occur and result in our inability or materially limit our ability to sell or lease our residential and commercial properties, a significant delay in or a significant increase costs to complete our development assets, it would likely have a material adverse effect on our business, financial condition and results of operations.

Our real estate debt investment business operates in a highly competitive market for lending and investment opportunities through our debt platforms, including originating and investing in senior loans, mezzanine loans, B- and C-Notes and preferred equity, which may limit our ability to originate or acquire desirable loans and investments in our target assets and are subject to increased risks.

Our real estate debt investment business (“Debt Platform”) operates in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make, including originating and investing in senior loans, mezzanine loans, B-and C-Notes and preferred equity. The profitability of our debt platform depends, in large part, on our ability to originate or acquire target assets at attractive prices for ourselves and our partners. In addition, some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns for ourselves and our partners. Also, as a result of this competition, desirable loans and investments in specific types of target assets may be limited in the future.

In addition to originating and acquiring senior loans, we also originate and invest in mezzanine loans, B-and C-Notes and preferred equity and these types of investments generally involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property. For example, if a borrower defaults, there may not be sufficient funds remaining for a B-Note holder after payment to the A-Note holder. Similarly, if a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt and may become unsecured as a result of foreclosure by the senior lender. Further, preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. As a result, we may not recover some or all of our investment. Significant losses related to our mezzanine loans, B-Notes or preferred equity interests would result in operating losses for us and our partners. In addition, in the event a borrower defaults on a loan, there is no guarantee or assurance that we will be able to successfully foreclose and take control of the underlying collateral (to the extent available).

Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.

While our loans and investments focus primarily on "performing" real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve loans and loan portfolios in some cases that may be non-performing or sub-performing and may be in default at the time of purchase or may become "sub-performing" or "non-performing" following our origination or acquisition thereof. In general, the distressed loans and loan portfolios we may acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans.

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

In addition, in the event of a decline in real estate values, the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan significantly increases.

Our reliance on third-parties to operate certain of our properties may harm our business.

We rely on third party property managers and hotel operators to manage the daily operations of our properties. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties

These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties.

We are also parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us, including damage to our relationships with such franchisers or we may be in breach of our franchise agreement. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense and outcome of which may harm our business, operating results or prospects.

Our leasing activities depend on various factors, including tenant occupancy and rental rates, which, if adversely affected, could cause our operating results to suffer.

Our business, financial condition and results of operations may be adversely affected if we fail to promptly find suitable tenants for substantial amounts of vacant space at our properties, if rental rates on new or renewal leases are significantly lower than expected, or if reserves for costs of re-leasing prove inadequate.

Our ability to lease properties also depends on:
•the attractiveness of our properties to tenants;
•competition from other available space;
•our ability to provide adequate maintenance and obtain insurance and to pay increased operating expenses, which may not be passed through to tenants; and
•the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses
.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Although we are headquartered in the United States, we have worldwide operations and significant business operations in Europe. As of December 31, 2020, approximately 46% of our consolidated investment account represented investments in European properties or assets, 67% of which represents investments in the United Kingdom.

On June 23, 2016, the United Kingdom held a referendum on its membership of the European Union and the UK formally left the European Union on January 31, 2020. Transitional arrangements applied until the end of 2020 and a trade agreement (the “EU-UK Trade and Cooperation Agreement” or “TCA”) was entered into by the UK and the EU and is currently in force.

Despite the TCA, the relationship between the United Kingdom and the European Union has fundamentally changed and there is still uncertainty about the impact of the new arrangements. Given the size and importance of the United Kingdom’s economy, uncertainty or unpredictability about its legal, political and economic relationship with the European Union, will be a source of instability, may create significant currency fluctuations, and otherwise adversely affect international markets, trading or other arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) for the foreseeable future. Any business that depends on the free movement of goods or the provision of cross-border services between the United Kingdom and the European Economic Area (as currently constituted) could be adversely affected. The inability to provide cross-border services, restrictions on movements of employees, non-tariff barriers on goods, potential tariffs being imposed either due to “rules of origin” or non-compliance with the aspects of the TCA, increased transit times, and other factors, all have the potential to materially impair the profitability of a business. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility, which may harm our financial position and results of operations. For example, downward pressure on the value of foreign exchange rates could depress our reported earnings from European operations, which are presented on our financial statements in U.S. dollars. Asset valuation reductions could result in write-downs of our consolidated European assets and reduced proceeds from asset sales. In addition, any negative impact on European financial markets could harm our ability to raise capital efficiently in those markets when needed to execute our acquisition and value-add business plans, which would in turn adversely affect our reported results of operations.

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

Additionally, any decision of another member state to withdraw from the European Union could exacerbate such uncertainty and instability and may present similar and/or additional potential risks. Any of these factors or risks discussed herein could have a material adverse effect on our business, financial condition and results of operations.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We have adopted certain practices and policies to align our ESG approach with our business strategy by maximizing the inherent value of our assets and delivering long-term social, environmental and economic values across our portfolio. However, our stakeholders may look to us to implement more or different ESG procedures, standards or goals in order to continue engaging with us, to remain invested in us, or before they make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies or such constituencies might not be satisfied with our efforts or the speed of adoption of ESG practices or polices. If we do not meet our stakeholders’ expectations or we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, trust in our brand may suffer and our business and/or our ability to access capital could be harmed.

The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition and expose us to market, operational and execution costs or risks.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases. The state of California has implemented a statewide rent control imitative that limits rental increases to 5% + the consumer price index (CPI). The state of Oregon has also implemented a statewide rent control program that caps annual increases to 7% + CPI with the city of Portland, Oregon limiting increases to 9.2%. In addition to the statewide rent control programs, various municipalities, including certain cities where our properties are located, have enacted rent control or rent stabilization legislation. Furthermore, enactment of similar regulations have been and are being considered in other jurisdictions where we hold investments.  Although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations.

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

The properties in our portfolio and our operations are subject to various covenants and federal, state, local and foreign laws and regulatory requirements, including permitting and licensing requirements. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, hazardous material abatement requirements or accessibility of our properties, such as those required by the Americans with Disabilities Act. Existing laws and regulations may adversely affect us, the timing or cost of our future acquisitions or renovations may be uncertain, and additional regulations may be adopted that increase such delays or result in additional costs. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could, among other things, result in monetary fines, private litigation and have a material adverse effect on our business, financial condition and results of operations.

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

Our business could be adversely affected by security breaches through cyber-attacks, cyber intrusions or otherwise.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. A security breach involving our networks and related systems could disrupt our operations in numerous ways that could ultimately have an adverse effect on our financial condition and results of operations.

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

Additionally, if our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments.

As of December 31, 2020, $1.1 billion, or approximately 88% of our unconsolidated investments and approximately 16% of our total assets, were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

We generally estimate fair market values using discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. Estimating fair values using any valuation methodology is inherently uncertain and involves a significant number of assumptions. Furthermore, any changes in the underlying assumptions for any reason, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows or as a result of the impact to the global economy due to an epidemic, pandemic or other outbreak of an illness, disease or virus (including COVID-19), including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value estimates. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reported earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize.

We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.

We have historically financed new acquisitions with cash derived from secured and unsecured loans and lines of credit and, to a lesser extent, preferred stock. For instance, we typically purchase real property with loans secured by a mortgage on the property acquired. We anticipate continuing this trend. We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations and increase the risk of default on debt. We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

Some of our debt bears interest at variable rates. As a result, we are subject to fluctuating interest rates that may impact, adversely or otherwise, results of operations and cash flows. We may be subject to risks normally associated with debt financing, including the risks that:

•a decrease in the availability of lines of credit and the public equity and debt markets and other sources of capital used to operate and maintain our business;
•cash flow may be insufficient to make required payments of principal and interest;
•existing indebtedness on our properties may not be refinanced and our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;
•our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;
•our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and
•the terms of available new financing may not be as favorable as the terms of existing indebtedness.

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, including the compliance with any operational or financial covenants, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations. In addition, agreements governing certain of our financings contain cross-default and/or cross-acceleration provisions, including, without limitation, the indentures governing our 2029 Notes, 2031 Notes, 2024 Notes and the documents governing the Second A&R Facility, the KWE Notes and KWE Bonds. For example, the indenture governing the 2029 Notes and 2031 Notes provide that recourse debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lender because of a default and the total amount of such recourse debt unpaid or accelerated exceeds seventy-five million dollars, may constitute a default which could lead to the entire principal amount of the 2029 Notes and 2031 Notes to become immediately due and payable. The documents governing the Second A&R Facility, KWE Notes and KWE Bonds contain similar provisions.

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

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•incur additional indebtedness;
•repay indebtedness (including our 2024 Notes, 2029 Notes and 2031 Notes) prior to stated maturities;
•pay dividends on, redeem or repurchase our stock or make other distributions;
•make acquisitions or investments;
•create or incur liens;
•transfer or sell certain assets or merge or consolidate with or into other companies;
•enter into certain transactions with affiliates; and
•restrict dividends, distributions or other payments from our subsidiaries.

Our unsecured revolving credit facility and the indentures governing our 2024 Notes, 2029 Notes and 2031 Notes, and the KWE notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant.

As of December 31, 2020, we received waivers on certain debt covenants in loan agreements governing a total of $266.9 million or 10% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse loans and the waivers are through the end of March 31, 2021 and beyond and typically cover interest cover and loan-to-value covenants. We expect to be in compliance with these covenants subsequent to the fourth quarter of 2020, or will seek additional waivers and/or extensions as, and if needed. In the event we are required to seek such additional waivers and/or extensions, we are currently confident that we will be able to secure the same. We are current on all payments (principal and interest) for our consolidated mortgages including the loans discussed above. As of December 31, 2020, we were in compliance with or had received waivers on all financial mortgage debt and unsecured debt covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various real estate investments, which may result in us being obligated to make certain payments.

We have provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $22.5 million at December 31, 2020. The guarantees expire through 2025, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

We are subject to certain “non-recourse carve out” guarantees that may be triggered in the future.

Most of our real estate properties are encumbered by traditional non-recourse debt obligations. In connection with most of these loans, however, we entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:

•the special purpose property-owning subsidiary’s filing a voluntary petition for bankruptcy;
•the special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity; and
•subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to obtaining any subordinate financing or encumbering the associated property.

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

As of December 31, 2020, we had approximately $2.3 million and $96.5 million of federal and California net operating loss carryforwards, respectively, as well as approximately $67.2 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period.  Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply. Federal net operating loss carryforwards generated after December 31, 2017 may be carried forward indefinitely, but in taxable years beginning after December 31, 2020 they may only be used to offset 80% of taxable income. All of our $2.3 million of federal net operating loss carryfowards were generated after December 31, 2017.

As of December 31, 2020, we also had $245.5 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2020, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

The trading price of our common stock has historically been and may in the future continue to be volatile due to factors such as:
•changes in real estate prices;
•actual or anticipated fluctuations in our quarterly and annual results and those of our publicly held competitors;
•mergers and strategic alliances among any real estate companies;
•market conditions in the industry;
•changes in government regulation and taxes;
•shortfalls in our operating results from levels forecasted by securities analysts;
•investor sentiment toward the stock of real estate companies in general;
•announcements concerning us or our competitors; and
•the general state of the securities markets.

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

Our common stock is listed on the NYSE, a national securities exchange. However, our common stock may not continue to be listed on the NYSE in the future. If the NYSE delists our common stock from trading on its exchange, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our common stock;
•a limited amount of news and analyst coverage for our company;
•a decreased ability for us to issue additional securities or obtain additional financing in the future; and
•limited liquidity for our stockholders due to thin trading.

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

Item 1B.    Unresolved Staff Comments
None

Item 2.    Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2020:

Consolidated Properties by Region(a)
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	2.2	91%	$52.2	$51.8	88%	15
Europe	5.2	94	130.2	115.9	92	74
Total Commercial	7.4	93%	$182.4	$167.7	91%	89

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,460	95%	$171.3	$171.3	99%	31
Total Multifamily	9,460	95%	$171.3	$171.3	99%	31
(a) Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 13 properties totaling 1.1 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 5 properties totaling 890 units.

Consolidated Properties by Region
	Units/Lots	Acres	KW Ownership %	# of Investments
Residential and Land
Western U.S.	73	2,708	100%	3
Europe	—	1	100%	1
Total Residential and Land	73	2,708	100%	3

Consolidated Properties by Region
	Rooms	KW Ownership %	# of Investments
Hotel
Europe	265	100%	1
Total Hotel	265	100%	1

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2020, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2021	271	1.0	$19.6	11%
2022	107	1.2	28.1	15%
2023	89	0.9	24.6	13%
2024	66	0.5	15.2	8%
2025	66	0.8	24.4	13%
2026	39	0.4	11.7	6%
2027	29	0.4	9.0	5%
2028	15	0.2	7.4	4%
2029	28	0.4	10.6	6%
2030	21	0.1	1.8	1%
Thereafter	73	1.3	30.0	18%
Total	804	7.2	$182.4	100%
(1) Dollars and square footage in millions.

Our corporate headquarters are located in Beverly Hills, California. We also have eleven other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland, one office in Madrid, Spain, one office in Jersey and one office in Luxembourg. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK, Ireland, Jersey, Luxembourg and Spain offices are the main investment and asset management centers for our European operations. We own our corporate headquarters and our office in Dublin, Ireland and lease all of our remaining offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

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
Holders
As of February 22, 2021, we had approximately 102 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.22 per share each quarters of 2020. We declared and paid quarterly dividends of $0.21 per share for the first three quarters of 2019 and $0.22 per share for the fourth quarter of 2019.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2015 through December 31, 2020, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2020, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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
Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2020	338,700	$14.96	17,835,941	$12,746,918
November 1 - November 30, 2020	216,867	15.71	18,052,808	259,339,673
December 1 - December 31, 2020	156,992	16.82	18,209,800	256,698,458
Total	712,559	$15.60	18,209,800	$256,698,458
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2020, the Company repurchased and retired a total of 3.4 million shares of its common stock at a weighted average price of $16.88.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2020 and 2019 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2020 and 2019, total payments for the employees’ tax obligations to the taxing authorities were $11.6 million (571,983 shares withheld) and $16.4 million (764,909 shares withheld), respectively.

Item 6.    Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2020, 2019, 2018, 2017 and 2016. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(In millions, except per share amounts)	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of income data and dividends:
Revenue	$450.9	$569.7	$773.5	$801.8	$690.4
Net income to Kennedy-Wilson Holdings Inc. common shareholders(1)	92.9	224.1	150.0	100.5	2.8
Basic income per share	0.66	1.60	1.04	0.83	0.01
Dividends declared per share of common stock	0.88	0.85	0.78	0.70	0.56
Adjusted EBITDA(2)	608.0	728.1	712.7	455.7	349.9
Adjusted EBITDA annual increase (decrease)	(16)%	2%	56%	30%
Adjusted Net Income(2)	306.9	442.5	397.0	242.5	191.3
Adjusted Net Income annual increase (decrease)	(31)%	11%	64%	27%

	As of December 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Cash and cash equivalents	$965.1	$573.9	$488.0	$351.3	$885.7
Total assets	7,329.0	7,304.5	7,381.8	7,724.8	7,656.6
Mortgage debt	2,589.8	2,641.0	2,950.3	3,156.6	2,770.4
KW unsecured debt	1,332.2	1,131.7	1,202.0	1,179.4	934.1
KWE unsecured bonds	1,172.5	1,274.2	1,260.5	1,325.9	1,185.7
Kennedy Wilson equity	1,644.5	1,678.7	1,246.7	1,365.6	1,048.0
Noncontrolling interests	28.2	40.5	184.5	211.9	1,295.1
Total equity	1,672.7	1,719.2	1,431.2	1,577.5	2,343.1
Common shares outstanding	141.4	151.6	143.2	151.6	115.7
(1) GAAP Net Income to Common Shareholders for the year ended December 31, 2017, includes a one-time tax benefit of $44.8 million that was recorded in the quarter ended December 31, 2017, or $0.38 per share.
(2) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Adjusted EBITDA and Adjusted Net Income and a reconciliation of these metrics to net income as reported under GAAP.
Real Estate Assets Under Management (AUM)
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2020:

(in millions)	December 31, 2019	Increases	Decreases	December 31, 2020
AUM	$18,144.0	$3,071.6	$(3,646.3)	$17,569.3
AUM decreased 3% to approximately $17.6 billion as of December 31, 2020. The decrease is primarily due our sale of the Property Services group at the beginning of the fourth quarter 2020 which managed AUM of $2.5 billion. The increase in AUM for the year was driven by new acquisitions primarily through our new debt platform and within our commingled funds as well as increases in values of underlying assets. In addition to the sale of the Property Services group we also had decreases due to our sale of assets within our Consolidated Portfolio.
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

Overview

Kennedy Wilson is a global real estate investment company.  We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom, and Ireland. As of December 31, 2020, we have 202 employees in 12 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain. As of December 31, 2020, our AUM stood at $17.6 billion. The real estate that we hold in our global portfolio consists primarily of (51%) multifamily apartments and (49%) commercial offices based on Consolidated NOI and JV NOI. Geographically, we focus on the (58%) Western United States, the (21%) United Kingdom and (17%) Ireland (including 4% in other).

COVID-19 Impact and Business Update

The following discussion is intended to provide shareholders with certain information regarding the Company's operations and the impact of the COVID-19 pandemic on our business and management’s efforts to respond to the same. The pandemic commenced during the first quarter of 2020 and the duration and magnitude of it still remain uncertain at this time. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of February 18, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for 2021 and future periods.
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
Impact to the Global Economy and Jurisdictions We Invest in
As a result of the unprecedented measures taken across the globe, the disruption and impact of the COVID-19 pandemic to the global economy and financial markets has been significant. We continue to closely monitor changes in applicable laws and COVID-19 guidance provided by local, state and federal regulators, or their equivalents, in the jurisdictions in which we operate. Nearly all the markets in which we operate continue to enforce some form of restriction on the operations of businesses due to the COVID-19 pandemic. These precautions led to the shutdown of nonessential services, which led to closures of stores in our retail portfolio and limited business operations of some of our office tenants. In addition, this caused us to close The Shelbourne hotel in Dublin, Ireland from March 15, 2020 to June 29, 2020. On October 21, 2020, due to a spike in new cases, Ireland implemented new lockdown measures that closed non-essential businesses and limited travel from home to a distance of five kilometers for several weeks. Although Ireland eased restrictions in December, it has since implemented another national lockdown effective January 1, 2021 that remains in effect through at least March 5, 2021. Although the Shelbourne has remained open since June 30, 2020, we have experienced and continue to expect significantly limited activity at the property. Additionally, in early January 2021, the United Kingdom also implemented a national lockdown that closes non-essential businesses as cases have continued to rise there as well.

The continued and long-lasting economic impact of the COVID-19 pandemic may lead to some of our multifamily tenants having difficulty in making rental payments on time, or at all. The Department of Labor reported that as of the end January 2021, the unemployment rate was 6.3%, with 14.8 million people reporting they had been unable to work because their employer closed or lost business due to the pandemic. Although the unemployment number has come down from its peak in April and May 2020, many sectors of the economy still remain at a virtual standstill. The Bureau of Economic Analysis ("BEA") reported that the U.S. Gross Domestic Product ("GDP") shrank 4.8% in the first quarter 2020 and 34.3% in the second quarter of 2020. Coming off the second quarter 2020, which was the worst quarter in history for GDP growth, the U.S. economy grew at its fastest pace ever in the third quarter 2020 and continued to grow in the fourth quarter, however we expect continued uncertainty going forward as the COVID-19 pandemic continues to effect the global economy.
Liquidity
Kennedy Wilson has a strong financial and capital position to withstand the potential near-term cash flow impact caused by the COVID-19 pandemic. As of December 31, 2020, we had $965.1 million ($640.3 million of which is in foreign currencies of GBP or EUR) of cash on our consolidated balance sheet. We also currently have $300 million available to draw on our unsecured revolving credit facility.
As of December 31, 2020, we have 4.1 weighted average years to maturity on our debt obligations. We have limited debt maturities over 2021, which total $123.7 million which are secured by non-recourse property-level financings and represent only 2% of our total outstanding debt obligations. Subsequent to December 31, 2020, we also closed the offering of $500 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). We intend to use the proceeds from the offering of the Notes to repurchase (through a previously announced tender offer) or redeem $1 billion aggregate principal amount of our outstanding 5.875% senior notes due 2024 (the “2024 Notes”).
Investment portfolio and Fourth Quarter 2020 and 2021 Rent Collections
As of February 18, 2021, we have collected a total of 95% of our share of rents for the quarter ended December 31, 2020 from our properties in our global investment portfolio. As of February 18, 2021, our share of rent collections for the month of January 2021 has been materially in line with rent collection levels that we achieved in prior periods. Such collection rates may not be indicative of collections in any future period. As of December 31, 2020, 86% of our share of the total rents that we collect are generated from our global multifamily and office properties. During the year ended December 31, 2020, we identified $15.0 million of receivables and other lease-related assets that are no longer probable of being collected. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $15.0 million identified, $13.5 million related to our Consolidated portfolio and was recorded as a reduction of rental income and $1.5 million related to our share of rental income on our Co-Investments portfolio investments and was recorded as a reduction of income from unconsolidated investments.

Global Multifamily Property Portfolio Rents and Leasing Updates

As of February 18, 2021, we have collected a total of 98% of our share of rents for the year ended December 31, 2020 from our properties in our global multifamily property portfolio. January 2021 rental collections have been in line with prior periods. We have benefited from certain of our tenants taking advantage of the various legislation passed in the United States and other jurisdictions where we hold multifamily assets. Our multifamily tenants typically pay through direct debit transactions, and tenants within our affordable unit portfolio generally receive some assistance from various government programs, which helps enhance our collection efforts. As the COVID-19 pandemic continues, however, some of our multifamily tenants may have difficulty in making rental payments on time, or at all.
Since the onset of the COVID-19 pandemic our multifamily group has rolled out initiatives and achieved the following accomplishments:
•Placed greater emphasis on virtual leasing during 2020.
•Virtual paperless leasing capabilities are in place across our global multifamily property portfolio. Improved the virtual tour experience with updated video and 360-degree imagery as well as video tours of available units.

•Occupancy and in-place rents has increased slightly to 95.2% and $1,684 per unit at December 31, 2020 from 94.4% and $1,675 per unit December 31, 2019.

Global Commercial Property Portfolio Rents and Leasing Update
As of February 18, 2021, we have collected 98% of our share of rents for the year ended December 31, 2020 from properties in our global office property portfolio and 80% of our share of rents for the year ended December 31, 2020 from the properties in our global retail property portfolio. January 2021 rental collections have been in line with prior periods. As of December 31, 2020, 12% of the total rents that we collect are generated from our global retail portfolio and 30% are generated from our global office portfolio.
We also have a small number of investments in assets located in Spain and Italy that sit in our global commercial property portfolio. All of our Italian properties are fully occupied by government agencies and have paid rent through the end of January 2021. As of February 18, 2021, we have collected 56% of our share of rents for the year ended December 31, 2020 at our Spanish retail properties. January 2021 rental collections have been in line with prior periods. The Spanish portfolio comprises 2% of our global portfolio monthly rental collections.
Since the onset of the COVID-19 pandemic our commercial group has rolled out initiatives and achieved the following accomplishments:
•Similar to our multifamily portfolio we are utilizing virtual leasing technology for our commercial portfolio. During year ended December 31, 2020, we closed on approximately 227 leasing deals across 2.6 million sq. ft.

◦In the Western United States, we closed 84 leasing deals across 1.1 million sq. ft
◦In United Kingdom and Ireland, we closed 143 leasing deals across 1.5 million sq. ft

Global Development and Hotel Update
In our development and redevelopment portfolio we have experienced delays, but we currently do not expect material cost increases as we have fixed-rate construction contracts on projects that are currently under construction and for projects that are in early phases we have not had to halt activities as we are mainly in the pre-construction phase and are able to continue progress on projects. Ireland is currently in a nationwide lockdown that started on January 8, 2021 with an expected reopening date of March 5, 2021, which has halted construction during the lockdown. We expect that this will push out our timeline on development projects by four months but we believe that any associated costs can be covered within our existing contingency plans on the assumption that there are no further lockdowns. We have three properties that consist of 0.1 million square feet of office space and 277 market rate multifamily units that should complete construction by the end of 2021. We also have five properties consisting of 0.3 million square feet of commercial space and 576 market rate multifamily units that are unstabilized and undergoing lease up that we expect will be stabilized by the end of 2021. Our VHH portfolio also has 932 units that we expect will finish construction or complete lease up by the end of 2021. Please refer to Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives.
The COVID-19 pandemic continues to significantly impact the hospitality industry due to travel restrictions and stay-at-home or similar directives resulting in cancellations and significantly reduced travel around the world.  We voluntarily closed the Shelbourne hotel on March 15, 2020 and reopened the hotel on June 29, 2020 when we were permitted to do so under applicable laws and guidelines. On October 21, 2020, due to a spike in new cases Ireland has moved to a six week lockdown that closed non-essential businesses and limits travel from home to a distance of five kilometers. As discussed above Ireland will be in lockdown for the majority of the first quarter of 2021. The Shelbourne will remain open during this period but we expect significantly limited activity at the property. Revenues at the Shelbourne hotel for the year ended December 31, 2020 were down 63% and Consolidated NOI was down approximately $14 million compared to the prior year due to the hotel closure during the reporting period.
Investment Activity
Investment activity may be diminished until a majority of people have been vaccinated or there has been a significant reduction in the number of COVID-19 cases. This slowdown in investment transactions may impact our ability to sell properties in the future and our ability to generate cash and gains from the sale of real estate. Despite historically low transactions in the second and third quarter of 2020, we had an active fourth quarter 2020 during which the majority of our 2020 asset sales were completed, as evidenced by the sale of Baggot Plaza, a wholly-owned office property in Dublin, Ireland, Club Palisades, a wholly-owned multifamily property in the state of Washington and the contributions of 18 previously wholly-owned industrial properties located in the United Kingdom to a newly created joint venture with sovereign wealth fund (which the Company will hold a 20% ownership interest in and act as a general partner). These asset dispositions generated a total gain on sale of $287.0 million. In addition to these asset dispositions, in October 2020, we acquired off-market three multifamily properties totaling 880-units in the mountain states region of the Western U.S. for $198 million. We have also seen a strong response to our new debt platform and expect deal activity to continue in 2021.

Results of Operations
The following tables summarize the Company's revenue, expenses, other income (expenses) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for the years ended December 31, 2020, 2019 and 2018 and is intended to be helpful in understanding the year over year explanations following the tables:

	Year Ended December 31, 2020
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$403.9	$—	$—	$403.9
Hotel	13.9	—	—	13.9
Investment management, property services and research fees	—	22.5	10.6	33.1
Total revenue	417.8	22.5	10.6	450.9
Expenses
Rental	135.7	—	—	135.7
Hotel	13.8	—	—	13.8
Commission and marketing	—	—	2.8	2.8
Compensation and related	59.7	21.0	63.7	144.4
General and administrative	20.6	5.9	8.1	34.6
Depreciation and amortization	179.6	—	—	179.6
Total expenses	409.4	26.9	74.6	510.9
Income from unconsolidated investments, net of depreciation and amortization	—	81.0	—	81.0
Gain on sale of real estate, net	338.0	—	—	338.0
Acquisition - related expenses	(0.9)	—	—	(0.9)
Interest expense	(141.7)	—	(69.5)	(211.2)
Other income	(0.6)	—	5.1	4.5
Provision for income taxes	(18.4)	—	(25.2)	(43.6)
Net income (loss)	184.8	76.6	(153.6)	107.8
Net income attributable to the noncontrolling interests	2.3	—	—	2.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(17.2)	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	187.1	76.6	(170.8)	92.9
Add back (less):
Interest expense	141.7	—	69.5	211.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	33.0	—	33.0
Depreciation and amortization	179.6	—	—	179.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	6.9	—	6.9
Provision for income taxes	18.4	—	25.2	43.6
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.1	—	1.1
Fees eliminated in consolidation	(1.1)	1.1	—	—
Share-based compensation	—	—	32.3	32.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	17.2	17.2
EBITDA add backs attributable to noncontrolling interests(2)	(9.8)	—	—	(9.8)
Adjusted EBITDA(1)	$515.9	$118.7	$(26.6)	$608.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2019
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$447.4	$—	$—	$447.4
Hotel	80.5	—	—	80.5
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	24.9	15.8	40.7
Total revenue	529.0	24.9	15.8	569.7
Expenses
Rental	152.9	—	—	152.9
Hotel	60.1	—	—	60.1
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	—	3.8	3.8
Compensation and related	71.0	15.1	65.7	151.8
General and administrative	26.3	5.6	10.5	42.4
Depreciation and amortization	187.6	—	—	187.6
Total expenses	499.1	20.7	80.0	599.8
Income from unconsolidated investments, net of depreciation and amortization	—	179.7	—	179.7
Gain on sale of real estate, net	434.4	—	—	434.4
Acquisition - related expenses	(6.8)	—	—	(6.8)
Interest expense	(145.6)	—	(69.5)	(215.1)
Other income (expenses)	2.8	—	(2.4)	0.4
Provision for income taxes	(14.5)	—	(26.9)	(41.4)
Net income (loss)	300.2	183.9	(163.0)	321.1
Net income attributable to the noncontrolling interests	(94.4)	—	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.6)	(2.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	205.8	183.9	(165.6)	224.1
Add back (less):
Interest expense	145.6	—	69.5	215.1
Kennedy Wilson's share of interest expense included in unconsolidated investments		32.1	—	32.1
Depreciation and amortization	187.6	—	—	187.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments		8.2	—	8.2
Provision for income taxes	14.5	—	26.9	41.4
Fees eliminated in consolidation	(18.1)	18.1	—	—
Share-based compensation	—	—	30.2	30.2
Preferred dividends and accretion of preferred stock issuance costs	—	—	2.6	2.6
EBITDA add backs attributable to noncontrolling interests(2)	(13.2)	—	—	(13.2)
Adjusted EBITDA(1)	$522.2	$242.3	$(36.4)	$728.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2018
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$514.6	$—	$—	$514.6
Hotel	155.7	—	—	155.7
Sale of real estate	56.8	—	—	56.8
Investment management, property services and research fees	—	15.4	29.9	45.3
Total revenue	727.1	15.4	29.9	772.4
Expenses
Rental	160.8	—	—	160.8
Hotel	121.5	—	—	121.5
Cost of real estate sold	52.5	—	—	52.5
Commission and marketing	—	—	5.9	5.9
Compensation and related	64.7	20.5	83.6	168.8
General and administrative	28.1	7.5	15.2	50.8
Depreciation and amortization	206.1	—	—	206.1
Total expenses	633.7	28.0	104.7	766.4
Income from unconsolidated investments, net of depreciation and amortization	—	78.7	—	78.7
Gain on sale of real estate, net	371.8	—	—	371.8
Gain on sale of business	—	—	40.4	40.4
Acquisition - related expenses	(1.7)	—	—	(1.7)
Interest expense	(161.0)	—	(77.2)	(238.2)
Other (expenses) income	0.7	—	12.4	13.1
(Provision for) benefit from income taxes	(14.0)	—	(44.0)	(58.0)
Net income (loss)	289.2	66.1	(143.2)	212.1
Net income attributable to the noncontrolling interests	(62.1)	—	—	(62.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	227.1	66.1	(143.2)	150.0
Add back (less):
Interest expense	161.0	—	77.2	238.2
Kennedy Wilson's share of interest expense included in unconsolidated investments		26.0	—	26.0
Depreciation and amortization	206.1	—	—	206.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments		13.2	—	13.2
Provision for (benefit from) income taxes	14.0	—	44.0	58.0
Fees eliminated in consolidation	(13.6)	13.6	—	—
Share-based compensation	—	—	37.1	37.1
EBITDA add backs attributable to noncontrolling interests(2)	(15.9)	—	—	(15.9)
Adjusted EBITDA(1)	$578.7	$118.9	$15.1	$712.7
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Financial Highlights
GAAP net income to common shareholders was $92.9 million and $224.1 million for the year ended December 31, 2020 and 2019, respectively.
Adjusted EBITDA was $608.0 million for the year ended December 31, 2020, a 16% decrease from $728.1 million for 2019, primarily due to lower gains on sale of real estate in our Consolidated and Co-Investment portfolios and lower fair value gains on our commingled funds and VHH. We were a net seller of assets and during the year ended December 31, 2020 and 2019, our share of net sales of assets were $741.6 million and $115.5 million, respectively. NOI from our properties was down in 2020 primarily due to a significant decrease to our hotel business as a result of COVID-related shutdowns and closures. The impact from lower gains on sales of real estate and NOI was partially offset by reductions in compensation and general and administrative expenses due to a lower headcount as a result of the sale of our Property Services group in the beginning of the fourth quarter 2020. We also had lower travel and office related expenses and lower discretionary compensation. With proceeds from asset sales, we have funded development and redevelopment initiatives that, once complete, we expect will increase the NOI we receive from our properties (see "Liquidity and Capital Resources - Development and Redevelopment").
Operational Highlights
Same store property highlights for the year ended December 31, 2020 include:
•For our 14,728 same property multifamily units for the year ended December 31, 2020 as compared to the prior period:
◦occupancy increased 1% to 95%
◦net operating income decreased 1%
◦total revenues increased 1%
•For 11.2 million square feet of same property commercial real estate for the year ended December 31, 2020 as compared to the prior period:
◦occupancy remained flat at 96% from the same period in 2019
◦net operating income decreased 7.5%
◦total revenues decreased 6.7%
•Investment Transactions
◦acquired $1.1 billion of assets (our share of which was $242.0 million) and sold $1.2 billion of assets (our share of which was $983.6 million)
•Significant Transactions
•Consolidated Asset Sales; New Separate Account
In 2020, among other sales, the Company sold Pioneer Point, a wholly-owned multifamily property in the United Kingdom, Baggot Plaza, a wholly-owned office property in Ireland, Club Palisades, a wholly-owned multifamily property in the state of Washington and contributed 18 previously wholly-owned industrial properties located in the United Kingdom to a newly-created joint venture with a sovereign wealth fund (the “Industrial JV”). These transactions generated cash proceeds of $649.3 million to the Company and a total gain of $307.1 million. The proceeds from these sales were and will be used to fund development projects and new acquisitions. Please see “Liquidity and Capital Resources – Development and Redevelopment” for additional details with respect to these projects.

The Company will continue to hold a 20% ownership interest in the assets contributed to the joint venture through its ownership interests in the Industrial JV. The Industrial JV will target urban logistics properties in the United Kingdom, with the potential to expand into Ireland and Spain. As the Company does not control the Industrial JV, the assets are no longer consolidated and its investment in the Industrial JV is accounted for under the equity method. The Company elected the fair value option and going forward the investments are accounted for as fair value unconsolidated investments with operating activity included within income from unconsolidated investments.
•AXA Joint Venture and Related Transactions
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
During the third quarter of 2018, the Company sold an additional 411 multifamily units across two assets in Dublin, Ireland and one in Cork, Ireland into the joint venture with AXA that were both previously wholly owned by the Company. The joint venture has also made investments in 274 units in Dublin and acquired two development sites on which it expects to build an estimated 684 additional units (collectively with the transactions described in the paragraph above the "2018 AXA Transactions").
During the second quarter of 2019, AXA invested in a 50% ownership stake in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that was previously held by the Company and different equity partners. These investments were previously consolidated in the Company’s consolidated financial statements.
During the fourth quarter of 2019, the Company sold 468 multifamily units across three assets in Dublin, Ireland into the joint venture with AXA that were previously wholly owned by the Company (collectively with the transactions described in the paragraph directly above the "2019 AXA Transactions" and with the 2018 AXA Transactions "AXA Transactions").
The table below summarizes the impact AXA Transactions had on our consolidated financial statements during the year ended December 31, 2019 and 2018:

(Dollars in millions)	Gross Gain on Sale of Real Estate	Noncontrolling Interests	Net Gain on Sale of Real Estate
2018	$169.5	$(66.8)	$102.7
2019	317.8	(105.4)	212.4
Total	$487.3	$(172.2)	$315.1

In addition to the net gain on sale of real estate we earned $12.4 million and $9.4 million of performance fees for the year ended December 31, 2019 and 2018 which were recorded through net income attributable to noncontrolling interests. We also had $2.1 million and $1.5 million on acquisition and disposition fees recorded to investment management fees for the year ended December 31, 2019 and 2018.

For the year ended December 31, 2020 and 2019 we recognized $47.3 million and $25.3 million of fair value gains on assets held within the AXA joint venture including $4.9 million and $4.3 million of performance fees, respectively. Gains were due to property and foreign exchange appreciation offset by fair value losses on debt.

The deconsolidation of the assets above has led to a decrease in total assets and total liabilities as we have gone from showing 100% of the gross balance sheet items to our net investment through unconsolidated investments. Prior to deconsolidation these assets had an asset value of $1.0 billion and as of December 31, 2019 they have an unconsolidated investment balance of $401.7 million.

There were no significant transactions completed by the AXA joint venture during the year ended December 31, 2020.

•Issuance of Preferred Stock

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
•Sale of Kennedy-Wilson Properties, LTD. ("KWP Sale")

On October 2, 2020, we sold KWP, a wholly owned subsidiary operating in the third-party real estate services industry, including property management, commercial brokerage (leasing and sale), facilities management and lease administration, to an entity controlled by certain members of KWP's management (the “Purchaser”). As part of the transaction, 110 employees and 25 independent contractors that were employed by KWP are now employed by the Purchaser.
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

	Year Ended December 31, 2020
	Consolidated		Co-Investment		Total
Revenues	$(5.5)	(1)%	$0.1	—%	$(5.4)	(1)%
Net Income	(0.8)	(1)%	1.5	2%	0.7	1%
Adjusted EBITDA	(5.8)	(1)%	1.6	—%	(4.2)	(1)%

	Year Ended December 31, 2019
	Consolidated		Co-Investment		Total
Revenues	$(0.1)	—%	$(0.1)	—%	$(0.2)	—%
Net Income	(0.7)	—%	(0.2)	—%	(0.9)	—%
Adjusted EBITDA	(0.5)	—%	(0.5)	—%	(1.0)	—%

Consolidated Portfolio Segment
Revenues
Rental income was $403.9 million for the year ended December 31, 2020 as compared to $447.4 million for 2019. The $43.5 million decrease is primarily due to selling a 50% equity interest of certain previously consolidated properties to the AXA joint venture in the second and fourth quarters of 2019. The assets sold include the State Street office building, Capital Dock office and residential buildings and the Central Park multifamily properties which caused these investments to move from our Consolidated Portfolio to our Co-Investment Portfolio. As the assets are now treated as unconsolidated investments (with our ownership percentage remaining the same with respect to certain assets and our ownership percentage dropping with respect to certain assets), our share of rental revenues is part of income from unconsolidated investments in the current period and is no longer treated as consolidated rental revenue. The income that we receive from the 50% of the ownership interests in these assets that we hold after these transactions with AXA moved from being recognized as rental income to income from unconsolidated investments during the year ended December 31, 2020. Additionally, as a result of the COVID-19 pandemic, we recognized a $13.5 million reduction to rental income for the year ended December 31, 2020 as we assessed the full collection of certain rents as no longer probable. We had no comparable activity in the prior period.

Hotel income was $13.9 million for the year ended December 31, 2020 as compared to $80.5 million for 2019. The $66.6 million decrease is primarily due to the sale of two consolidated hotels during the fourth quarter of 2019 ($32.9 million decrease) and the decline in hotel income due to operations being significantly reduced or halted at the Shelbourne hotel ($33.7 million decrease) as a result of the COVID pandemic during the year ended December 31, 2020.
Expenses
Rental expenses decreased to $135.7 million for the year ended December 31, 2020 as compared to $152.9 million for the year ended December 31, 2019. The decrease is due to the sale of assets into the AXA joint venture as discussed above. As the assets are now treated as unconsolidated investments (with our ownership percentage remaining the same with respect to certain assets and our ownership percentage dropping with respect to certain assets), our share of rental expenses is part of income from unconsolidated investments in the current period and is no longer treated as consolidated rental expense. Additional decreases in rental expenses were recognized year-over-year as a result of certain one-time non-capitalizable repair and maintenance expenses that we recognized during the year ended December 31, 2019 to prepare an office property in the United Kingdom for a new tenant. We recognized additional decreases as a result of a reduction in property taxes during the year ended December 31, 2020 due to a property tax refund on an office property in the United Kingdom.
Hotel expenses decreased to $13.8 million for the year ended December 31, 2020 as compared to $60.1 million for the year ended December 31, 2019 primarily due to the sale of two consolidated hotels during the fourth quarter of 2019 ($26.3 million decrease) and the reduced activity at the Shelbourne hotel ($20.0 million) during the year ended December 31, 2020.
Compensation expense decreased to $59.7 million for the year ended December 31, 2020 as compared to $71.0 million for the year ended December 31, 2019 primarily due to lower discretionary compensation expense.

General and administrative expenses decreased to $20.6 million for year ended December 31, 2020 as compared to $26.3 million for the year ended December 31, 2019 due to a substantial overall decrease in general and administrative expenses across the board, including travel and office expenses due to the COVID-19 pandemic.
Depreciation and amortization decreased by $8.0 million primarily due to sale of assets into the AXA joint venture and sales of assets in the prior period.
Other
Gains on sale of real estate, net were $338.0 million for the year ended December 31, 2020 as compared to $434.4 million in the prior period. The gains recognized during the year ended December 31, 2020 primarily relate to the sale of UK industrial portfolio to the Industrial JV, the Club Palisades multifamily property in the Western United States, Baggot Plaza in Dublin, Ireland, Pioneer Point a multifamily property in the United Kingdom and certain other non-core assets in Europe. Included in the gains on sale of real estate, net for December 31, 2020 is an impairment loss of $15.6 million on five retail properties in the United Kingdom and a residential property in the Western United States. For the year ended December 31, 2019, the activity relates to the deconsolidation of the investments that went into the AXA joint venture (as described above), the sale of the Ritz Carlton Hotel in Lake Tahoe and smaller, non-core retail assets in the Western United States and non-core commercial properties in the United Kingdom.

Interest expense was $211.2 million for the year ended December 31, 2020 as compared to $215.1 million for the year ended December 31, 2019. The decrease is due to lower consolidated property level debt balances resulting from the sale of assets into the AXA joint venture and sales of assets in the current and prior period. These decreases were offset by $9.3 million in prepayment penalties associated with the KWE tender offer completed in 2020, early repayment of mortgages on assets as part of the UK Industrial portfolio sale and the refinance of a mortgage on a multifamily property in the Western United States.

Transaction-related expenses were $0.9 million for the year ended December 31, 2020 as compared to $6.8 million for the same period in 2019. The decrease is due to expenses incurred in 2019 investigating potential transactions that ultimately were not consummated.

      We had net income of $2.3 million attributable to noncontrolling interests during the year ended December 31, 2020 compared to net income of $94.4 million attributable to noncontrolling interests during the year ended December 31, 2019. The decrease in income attributable to noncontrolling interest is due to allocation of gains in 2019 associated with the sale of Ritz Carlton, Lake Tahoe hotel and the AXA joint venture to our equity partners.

Co-Investment Portfolio Segment
Investment Management
On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the year ended December 31, 2020, fees recorded through revenues were $22.5 million as compared to $24.9 million for the same period in 2019. During the year ended December 31, 2020 we had higher base management fees as a result of having more assets under management in our Co-Investment platform mainly from the AXA joint venture. However, this was offset by $6.4 million of acquisition related fees that we received from equity partners in the prior period with no comparable activity in the current period. These fees are recorded as a component of investment management, property services and research fees. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Expenses increased to $26.9 million for the year ended December 31, 2020 as compared to $20.7 million primarily due to severance costs and costs associated with our fund management business including certain discretionary compensation.
Co-investment operations

In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any performance fees relating to our management of these properties for the year ended December 31, 2020 and the year ended December 31, 2019:

	Year Ended December 31,
	2020	2019
Revenue
Rental	$148.1	$114.7
Sale of real estate	11.5	26.7
Performance fees	2.6	36.2
Total revenue	162.2	177.6
Expenses
Rental	45.6	36.9
Cost of real estate sold	13.3	23.9
Depreciation and amortization	6.9	8.2
Total expenses	65.8	69.0
(Loss) gain on sale of real estate, net	(11.5)	53.5
Interest expense	(33.1)	(32.1)
Other loss	(13.7)	(9.3)
Fair Value/other adjustments	43.9	57.7
Provision for income taxes	(1.0)	—
Income from unconsolidated investments	$81.0	$178.4
Our share of JV NOI (rental income net of rental operating expenses) increased in the current period due to the sale of interests in previously consolidated properties into unconsolidated partnerships resulting in moving the recognition of income from these assets from our Consolidated portfolio to our Co-Investment portfolio as described above. In addition, during the year ended December 31, 2020, we received a surrender premium, which is a breakage fee we received from a tenant in the United Kingdom related to the early extinguishment of its lease and we experienced an increase in NOI in our VHH portfolio. Increases in JV NOI were offset by an impairment loss recorded in the third quarter of 2020 included in the table above within loss on sale of real estate of $6.7 million relating to a property in a retail portfolio in the United Kingdom that was subsequently sold during the year. We had an additional impairment loss of $4.2 million in the fourth quarter 2020 on this portfolio that brought the carrying value of this joint venture to zero. During the year ended December 31, 2019, we had gains on sale of real estate of $53.5 million primarily relating to the sale of two multifamily properties in the Western United States which was offset by an impairment of $10.3 million on a residential development in the Western United States that was subsequently sold in the first quarter of 2020.
During the year ended December 31, 2020 we had fair value gains on VHH primarily relating to conversions of development projects to operating properties as construction work was completed and lease up of the properties commenced. We also had fair value gains associated with the completion of Clancy Quay Phase 3 which is currently undergoing lease up and net foreign exchange gains relating to the strengthening of the euro against the U.S. dollar on our euro denominated fair value investments.
During the year ended December 31, 2019, we had higher fair value gains on VHH due to resyndications and improved property performance on the underlying investments within VHH.
During the year ended December 31, 2020, we recorded a net $2.6 million increase in the accrual for performance fees. This was mainly due to increased values in the AXA joint venture primarily due to the completion of Clancy Quay Phase 3 as further discussed above and a portfolio of office buildings we manage in the Seattle area. These increases were offset by reductions in accrued performance fees associated Fund V and VI due to lack of transactional activity for the period. During the year ended December 31, 2019, we had approximately $18 million of performance fee income accruals in Fund V and VI from increases in fair value and realized gains. We also had approximately $12 million in promote fees from a portfolio of multifamily assets held at fair value in a Las Vegas held in a separate account platform that sold in the fourth quarter of 2019.
Corporate
Real estate related services fees decreased to $10.0 million during the year ended December 31, 2020 as compared to $16.5 million for December 31, 2019, primarily due to the sale of KWP at the beginning of the fourth quarter as discussed above.
Expenses for the year ended December 31, 2020 were approximately $74.6 million as compared to $80.0 million for the year ended December 31, 2019. Compensation and related expenses decreased by $5.4 million due to the sale of KWP and lower discretionary compensation.
Interest expense was $69.5 million for the year ended December 31, 2020 which was flat to the same period in 2019.

Our provision for income taxes and effective tax rate for 2020 was $43.6 million and 28.8% as compared to $41.4 million and a 11.4% effective tax rate in 2019. The increase in the effective tax rate for fiscal 2020 is primarily due to non-deductible executive compensation as a percentage of pretax income being higher, a reduction in income allocable to non-controlling interests and an increase in valuation allowances on deferred tax assets. During the year ended December 31, 2020, valuation allowances were recorded against certain UK and Spanish subsidiaries' tax loss carryforwards as their ability to generate future income has been negatively impacted by the COVID-19 pandemic.

Preferred dividends and accretion on preferred stock issuance costs were $17.2 million for the year ended December 31, 2020 as compared to the same period in 2019. The increase is due to the Company issued 300,000 shares of its 5.75% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), for gross proceeds of $300 million during the fourth quarter of 2019.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(Dollars in millions)	2020	2019
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$92.9	$224.1
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	65.8	(23.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	0.8	10.4
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(37.8)	38.7
Unrealized loss in interest rate swaps	(5.2)	(0.7)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$116.5	$248.6

Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of income for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
(Dollars in millions)	2020	2019
Realized foreign currency exchange loss - consolidated statements of income	$—	$(0.2)
Realized foreign currency derivative contract gain (loss) - consolidated statements of income	—	—
Statement of Operations - realized foreign currency exchange	$—	$(0.2)
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2020 and 2019 as compared to the U.S. Dollar:

	Year Ended December 31,
	2020	2019
Euro	9.0%	(2.0)%
GBP	3.0%	4.0%
Comprehensive income, net of taxes and noncontrolling interests, for the year ended December 31, 2020 and 2019 was $116.5 million and $248.6 million, respectively. The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the weakening of the U.S. dollar against the Euro and GBP. Unrealized hedge losses were driven by hedges that KWE holds on its euro denominated investments which were offset by hedges that the Company has on its GBP denominated investments. The unrealized hedge losses on KWE primarily related to cross currency swap and KWE Notes due to the euro strengthening against the GBP. See Foreign Currency in Item 1. Business section for more detail on the foreign currency impact of these instruments.

The Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms. The Company recognized $4.2 million of interest expense savings that were recorded to the statement of operations relating to interest savings on interest rate swaps and forward point amortization on hedge contracts.
Amounts reclassified out of accumulated other comprehensive income are for amounts associated with the AXA joint venture that are moved out of other comprehensive income and recognized on the consolidated statements of income.
Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Financial Highlights
GAAP net income to common shareholders was $224.1 million and $150.0 million for the year ended December 31, 2019 and 2018, respectively.
Adjusted EBITDA was $728.1 million, a 2% increase from $712.7 million for 2018, due primarily to higher realized gains on the sale of consolidated and unconsolidated real estate investments and higher fair value gains and performance fees. These were offset by a gain on the sale of our Meyers Research business during the year ended December 31, 2018. Also we were a net seller of assets during the years ended December 31, 2019 and 2018 and during the year ended December 31, 2019 and 2018, our share of net asset sales of assets were $115.5 million and $348.4 million, respectively. We also had foreign currency exchange losses and some disruption to our hotel business due to value-add capital expenditures all of which contributed to a decrease in NOI from our properties. This was partially offset by increases in rental income and NOI at our same store operating properties as described below as we executed our asset management initiatives. With proceeds from asset sales, we have funded development and redevelopment initiatives that, once complete, we expect will increase the NOI we receive from our properties (see "Liquidity and Capital Resources - Development and Redevelopment").
Operational Highlights
Same property highlights for the year ended December 31, 2019 include:
•For our 13,387 same property multifamily units for the year ended December 31, 2019 as compared to the prior period:
◦occupancy remained at 94% from 2018.
◦net operating income increased 7%
◦total revenues increased 5%
•For 11.2 million square feet of same property commercial real estate for the year ended December 31, 2019 as compared to the prior period:
◦occupancy decreased 0.1% to 96.9% from the same period in 2018
◦net operating income decreased 3.7%
◦total revenues decreased 3.6%
•Investment Transactions
◦acquired $1.9 billion of assets (our share of which was $624.6 million) and sold $1.4 billion of assets (our share of which was $740.1 million)
•Significant Transactions
◦Meyers Research Sale
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

Please also see the description of certain other significant transactions described in “Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019” that may be applicable in the discussion of the periods described in this section.

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

	Year Ended December 31, 2019
	Consolidated		Co-Investment		Total
Revenues	$(0.1)	—%	$(0.1)	—%	$(0.2)	—%
Net Income	(0.7)	—%	(0.2)	—%	(0.9)	—%
Adjusted EBITDA	(0.5)	—%	(0.5)	—%	(1.0)	—%

	Year Ended December 31, 2018
	Consolidated		Co-Investment		Total
Revenues	$(5.7)	(1)%	$(0.1)	—%	$(5.8)	(1)%
Net Income	(4.5)	(3)%	0.5	—%	(4.0)	(3)%
Adjusted EBITDA	(7.2)	(1)%	0.3	—%	(6.9)	(1)%
Consolidated Portfolio Segment
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

Compensation expense increased to $71.0 million for the year ended December 31, 2019 as compared to $64.7 million for the year ended December 31, 2018 primarily due to one-time incentive payments during the prior period.

General expenses decreased to $26.3 million for year ended December 31, 2019 as compared to $28.1 million for the year ended December 31, 2018 due to higher travel-related expenses and charitable contributions in our European businesses in the prior year.

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

Transaction-related expenses were $6.8 million for the year ended December 31, 2019 as compared to $1.7 million for the same period in 2018. The increase is due to expenses incurred investigating potential transactions that ultimately were not consummated.

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
Co-Investment Portfolio Segment
Investment Management
On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the year ended December 31, 2019, we had fees recorded through revenues of $24.9 million which was an increase from fees of $15.4 million for the same period in 2018. During the year ended December 31, 2019 we had higher base management fees as a result of having more assets under management in our Co-Investment platform mainly from the AXA joint venture and higher acquisition related fees that we received from equity partners compared to the prior period. These fees are recorded as a component of investment management, property services and research fees. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Expenses decreased to $20.7 million for the year ended December 31, 2019 as compared to $28.0 million primarily due to lower discretionary compensation expense.
Co-investment operations

In addition to our management of investment in the Co-Investment Portfolio we also hold have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any performance fees relating to our management of these properties for the year ended December 31, 2019 and the year ended December 31, 2018:

	Year Ended December 31,
	2019	2018
Revenue
Rental	$114.7	$96.4
Sale of real estate	26.7	19.2
Performance fees	36.2	27.5
Total revenue	177.6	143.1
Expenses
Rental	36.9	41.1
Cost of real estate sold	23.9	18.6
Depreciation and amortization	8.2	13.4
Total expenses	69.0	73.1
(Loss) gain on sale of real estate, net	53.5	23.0
Interest expense	(32.1)	(26.0)
Other loss	(9.3)	0.9
Fair Value/other adjustments	57.7	9.2
Income from unconsolidated investments	$178.4	$77.1
Our share of JV NOI (rental income net of rental operating expenses) increased in the current period due to the sale of interests in previously consolidated properties resulting in moving the recognition of income from these assets from our Consolidated Portfolio to our Co-Investment Portfolio as described above. During the year ended December 31, 2019, we had gains on sale of real estate of $53.5 million primarily relating to the sale of two multifamily properties in the Western United States which was offset by an impairment of $10.3 million on a residential development in the Western United States that was subsequently sold in the first quarter of 2021. During the year ended December 31, 2019, we had higher fair value gains on VHH due to resyndications and improved property performance on the underlying investments within VHH.

For the year ended December 31, 2018, income from unconsolidated investments was primarily related to operating distributions. During the year ended December 31, 2018, the Company recognized fair value gains primarily to resyndications under our VHH partnership and improved property performance by its fair value option investments and investments held within the commingled funds managed by the Company.

During the year ended December 31, 2019, we recorded a $36.2 million increase in the accrual for performance fees relating to our commingled funds. In the year ended December 31, 2019, we also recorded an increase in the accrual for performance fees related to the increase in the underlying fair value of assets held by Fund V, Fund VI and the AXA Joint Venture. We also had approximately $12 million in promote fees from a portfolio of multifamily assets held at fair value in a Las Vegas held in a separate account platform that sold in the fourth quarter of 2019. During the year ended December 31, 2018 we recorded performance fees relating to Fund V.
Corporate
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
Expenses for the year ended December 31, 2019 decreased to $80.0 million as compared to $104.7 million for the year ended December 31, 2018 primarily due to lower compensation and general and administrative expenses as a result of the sale of the Meyers Research, which reduced our employee headcount by 140 people period-over-period.
Interest expense was $69.5 million for the year ended December 31, 2019 as compared to $77.2 million for the same period in 2019. The decrease is due to the prior period having a higher corporate debt balance due to the term loan still being outstanding.
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
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the year ended December 31, 2019 and 2018.

	Year Ended December 31,
(Dollars in millions)	2019	2018
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$224.1	$150.0
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(23.9)	(65.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	10.4	13.2
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	38.7	38.3
Unrealized (loss) gain on marketable securities	(0.7)	—
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders(1)	$248.6	$135.6

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

	Year Ended December 31,
(Dollars in millions)	2019	2018
Realized foreign currency exchange (loss) gain - consolidated statements of income	$(0.2)	$(1.1)
Realized foreign currency derivative contract gain (loss) - consolidated statements of income	—	12.7
Statement of Operations - realized foreign currency exchange	$(0.2)	$11.6

The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2019 and 2018 as compared to the U.S. Dollar:

	Year Ended December 31,
	2019	2018
Euro	(2.0)%	(5.0)%
GBP	4.0%	(6.0)%

Comprehensive income, net of taxes and noncontrolling interests, for year ended December 31, 2019 and 2018 was income of $248.6 million and $135.6 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the strengthening of the U.S. dollar against the Euro offset by U.S. dollar weakening against GBP. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments which were offset by hedges that the Company has on its GBP denominated investments. The unrealized hedge gains on KWE primarily related to cross currency swap and KWE Notes due to the euro weakening against the GBP which led to unrealized gains of $56.0 million. The translation of the cross currency swap and KWE Notes from GBP to U.S. dollars resulted in an unrealized $12.4 million foreign currency translation loss. See Foreign Currency in Item 1. Business section for more detail on the foreign currency impact of these instruments.

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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our current revolving lines of credit. As of December 31, 2020, we and our consolidated subsidiaries had approximately $965.1 million ($640.3 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $77.3 million and had $300.0 million of availability under lines of credit. As of December 31, 2020, we have $101.7 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. Under the KWE Bonds and KWE Notes covenants, we have to maintain certain interest coverage and leverage ratios to remain in compliance (see "Indebtedness and Related Covenants" for more detail on KWE Bonds and KWE Notes). Due to these covenants, we evaluate the tax and covenant implications before we distribute cash, which could impact the availability of funds at the corporate level. During the second quarter of 2020, we contributed $56.4 million to KWE which holds the KWE Bonds and KWE Notes in order ensure that we maintain headroom on certain covenants associated with the KWE Bonds and KWE Notes. This amount is included within the $640.3 million of foreign cash mentioned above and is allowed to be used by KWE and other wholly-owned foreign subsidiaries within KWE for certain permitted investments.

As discussed throughout this report, COVID-19 pandemic could potentially have a significant impact on our liquidity and capital resources depending on the duration for which the pandemic lasts and its effect on the global economy. Despite these uncertainties we believe we have sufficient liquidity to support our business operations during the currently foreseeable term of the COVID-19 pandemic through:

•Consolidated cash of $965.1 million as of December 31, 2020
•$300.0 million available under our revolving credit facility as of December 31, 2020
•Minimal debt maturities in 2021, which currently are $123.7 million for our consolidated debt obligations and our share of debt maturities within our Co-Investment portfolio representing less than 2% of our total debt obligations
•Rent collections of 96% across our global investment portfolio for the year ended December 31, 2020 rents as of February 18, 2021
•Subsequent to December 31, 2020 we refinanced $1 billion worth of our 2024 Notes with $500.0 million 2029 Notes and $500.0 million 2031 Notes and lowered interest rate from 5.875% to 4.875%. We also repaid $100.0 million on our revolving credit facility and now have $400.0 million available to draw.

Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, as we recently did with our 2024 Notes, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Please also see the section titled “COVID-19 Impact” above and Part I. Item 1A Risk Factors.
Development and redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets.  As of December 31, 2020 we have 1,529 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion the estimated share of the Company's total cost would be approximately $1.1 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of December 31, 2020, we have incurred $395.0 million of costs to date and expect to spend an additional $696.0 million to develop to completion or complete the entitlement process on these projects. Of the $696.0 million of remaining costs to complete we currently expect $334.0 million of it to be funded through cash from us over the life of the projects. When development projects are completed they typically move into our unstabilized bucket as they undergo lease up post-completion. Clancy Quay Phase 3, which was completed in the second quarter of 2020, is now included as part of our unstabilized portfolio and is expected to be stabilized during 2021.
In addition to the market rate development and redevelopment projects described above, we have 1,965 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion we expect to receive $21.9 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(4)	KW Est. Costs to Complete(2)

Ireland(3)	Office	Kildare(5)	Under Construction	2021	64,000	—	$65	$35	$30
Ireland(3)	Office	Hanover Quay(5)	Under Construction	2021	69,000	—	40	32	8
ID	Multifamily	The Clara(5)	Under Construction	2021	—	277	47	37	10
ID	Multifamily	RiverPointe(5)	Under Construction	2022	—	89	23	5	18
Nor California	Multifamily	Santa Rosa Phase II(5)	Planning Received	2023	—	172	65	5	60
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	394,000	—	179	58	121
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	—	472	131	64	67
Ireland(3)	Multifamily	Grange(6)	Planning Received	2023	7,000	287	73	24	49
Ireland(3)	Mixed-Use	Leisureplex(5)	Planning Received	2023	20,000	232	132	25	107
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	—	150	336	110	226
	Total				554,000	1,679	$1,091	$395	$696
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2020. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. We expect to fund $334 million of our share of remaining costs to complete with cash over the life of these projects. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Estimated foreign exchange rates are €0.82 = $1 USD and £0.73 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio Segment
(6) Included in Co-Investment Portfolio Segment

Unstabilized and Value Add Capital Expenditure Programs

We currently have 13 assets that comprise 1.3 million commercial square feet and 576 multifamily units that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $38.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized:

Property	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Leased %	KW Est. Costs to Complete(1)
2021
Old School	United Kingdom(2)	Office	100%	1	21,000	—	67%	$0.5
Capital Dock	Ireland(2)	Mixed-Use	50%	1	27,000	190	54	3.1
Clancy Quay - Phase 3	Ireland(2)	Multifamily	50%	1	7,000	266	38	1.8
38° North	Northern California	Multifamily	91%	1	—	120	73	1.8
400/430 California	Northern California	Office	10%	1	263,000	—	88	2.1
	2021 Subtotal			5	318,000	576	80%	$9.3
2022
Stockley Park	United Kingdom(2)	Office	100%	1	54,000	—	—	0.2
Maidenhead	United Kingdom(2)	Office	100%	1	65,000	—	—	0.1
The Oaks	Southern California	Office	100%	1	357,000	—	64	11.3
Various	United Kingdom(2)	Retail	100%	3	184,000	—	—	3.3
Various	United Kingdom(2)	Office	100%	2	281,000	—	34	14.7
	2022 Subtotal			8	941,000	—	34%	29.6

	Total Lease-Up			13	1,259,000	576	49%	$38.9

Note: The table above excludes fund assets and one asset expected to sell, totaling 0.6 million commercial sq. ft., and KW Gross Asset Value of $81.4 million.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2020. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.82 = $1 USD and £0.73 = $1 USD, related to NOI.

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

Liquidating Residential Development Projects

We have liquidating residential development projects primarily in Hawaii and the Western United States where we and our equity partners are developing single family homes and condos that will be sold. We expect to incur approximately $375.8 million in construction costs over the life of these projects, which will be funded by cash from us, cash received from selling the homes and condos, third party equity or debt financing.

Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2020, we had $256.7 million remaining under the plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(Dollars in millions)	2020	2019	2018
Net cash (used in) provided by operating activities	$(12.6)	$(19.5)	$93.1
Net cash provided by investing activities	590.8	182.3	593.1
Net cash used in financing activities	(206.6)	(85.8)	(528.8)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  For the years ended December 31, 2020, 2019 and 2018, substantially all of the cash flows used by operations of $12.6 million and $19.5 million and cash flow from operations $93.1 million, respectively, were generated from rental collections from consolidated assets and operating distributions from Co-Investments. The fluctuations in cash flow from operations has been driven by the timing and amounts of discretionary compensation.
We have experienced a decline in cash flows from rental properties as we have been a net seller of consolidated assets and used those proceeds to fund development initiatives and value add capital expenditures which has also led to a temporary decrease in operating cash flows. At the same time, we have been growing our third party fee bearing capital which has shifted to more assets in our Co-Investment portfolio. Going forward with the completion of construction, stabilization of development assets and greater fee bearing capital we should have increases in our cash flow from operations.
Investing

Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our co-investments.
Net cash provided by investing activities totaled $590.8 million for the year ended December 31, 2020. During the current period we spent $70.1 million on acquisitions of consolidated real estate and $194.1 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add properties. We received $827.8 million from the sale of industrial assets in the United Kingdom to the Industrial JV, Baggot Plaza in Dublin, Club Palisades multifamily property in the Western United States and non-core assets in Europe. Issuance of new loan investments were $88.6 million during the year ended December 31, 2020 as our debt platform has grown during the year. We had $34.1 million of collections on loans primarily from the sale of a loan in Dublin secured by a multifamily property. We received $177.5 million in investing distributions from our co-investments primarily from the sale of an additional 30% interest of three multifamily properties to AXA as part of our separate account platform. We also contributed $111.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on our commingled funds and investments undergoing development. The settlement of foreign currency derivatives netted $15.5 million during the year ended December 31, 2020.
Net cash provided by investing activities totaled $182.3 million for the year ended December 31, 2019. During the year ended December 31, 2019, we spent $210.9 million on acquisitions of consolidated real estate and $191.1 million on capital expenditures on consolidated assets, our development properties and value add properties. We received $701.0 million from the sale of Ritz Carlton Lake Tahoe, Fairmont and Portmarnock hotels and non-core retail and commercial properties in the Western United States and United Kingdom. We also contributed $266.0 million to unconsolidated investments which mainly related to multifamily and office properties in the Western United States and United Kingdom and capital calls associated with development projects in Dublin, Ireland. We received $115.0 million from distributions on unconsolidated investments from sales of multifamily assets in Western United States and refinancings and resyndications within our VHH portfolio.
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
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $206.6 million for the year ended December 31, 2020. We received proceeds of $296.4 million from mortgage loans to finance property acquisitions and to refinance existing investments, which were offset by the repayment of $487.1 million of investment debt mainly driven by repayment of mortgages on sold consolidated properties. During the year ended December 31, 2020, we borrowed $200.0 million on our credit facility. Distributions of $18.9 million were paid to noncontrolling interest holders primarily as a result of asset sales and cash received from financings. During the year ended December 31, 2020, we paid $126.1 million of dividends to our common stockholders and $13.6 million of dividends to our preferred shareholders. We also returned $57.4 million to shareholders through share repurchases as part of our share repurchase plan discussed above.
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

Contractual Obligations and Commercial Commitments
At December 31, 2020, Kennedy Wilson's contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)(4)	$2,597.8	$47.4	$965.9	$900.9	$683.6
Senior notes(3)(4)	1,150.0	—	1,150.0	—	—
KWE unsecured bonds(4)(5)	1,176.9	—	504.8	672.1	—
Total borrowings	5,124.7	47.4	2,820.7	1,573.0	683.6
Operating leases	3.5	1.3	1.9	0.3	—
Ground leases(8)	24.8	0.2	0.4	0.4	23.8
Total contractual cash obligations(7)	$5,153.0	$48.9	$2,823.0	$1,573.7	$707.4
(1)See Notes 7-9 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $192.9 million; 1-3 years - $447.4 million; 4-5 years - $110.5 million; After 5 years - $39.8 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2020.
(2) Excludes $4.5 million net unamortized debt premium on mortgage debt.
(3) Excludes $3.1 million unamortized debt discount on senior notes.
(4) Excludes $29.2 million of unamortized loan fees.
(5) Excludes $2.8 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $46.2 million; 1-3 years - $2,800.2 million; 4-5 years - $1,536.7 million; After 5 years - $695.0 million.
(7) Table above excludes $97.4 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.

Indebtedness and Related Covenants
The following describes certain indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc. (“KWI”), completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1.1 billion at December 31, 2020. Subsequent to December 31, 2020, the Company repurchased a total of approximately $577 million of the 2024 Notes through a tender offer using a portion of the proceeds from the 2029 Notes and 2031 Notes as described below. The Company announced that it would redeem an additional $373 million of the 2024 Notes with the remaining proceeds from the 2029 Notes and 2031 Notes and cash on its balance sheet.

In February 2021, KWI, completed a public offering of $500.0 million aggregate principal amount of its 4.750% Senior Notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of its 5.000% Senior Notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes,” and together with the 2024 Notes and the 2029 Notes, the “KWI Notes”). The Notes were issued pursuant to a base indenture, dated as of March 25, 2014, between KWI and the Trustee, as supplemented by a supplemental indenture for each series of Notes (each, a “Supplemental Indenture,” and each Supplemental Indenture, together with the Base Indenture, an “Indenture”), dated as of February 11, 2021, among KWI, the guarantors (including Kennedy-Wilson Holdings, Inc.) and the Trustee. KWI’s obligations under the Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc., and the subsidiary guarantors. At any time prior to March 1, 2024 (in the case of the 2029 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the Notes of either series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the Notes of either series, in whole or in part, at redemption prices specified in the applicable Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Interest on the Notes accrues at a rate of 4.750% per annum (in the case of the 2029 Notes) or 5.000% (in the case of the 2031 Notes) and is payable semi-annually in arrears on March 1 and September 1 of each year commencing on September 1, 2021. The Notes will mature on March 1, 2029 (in the case of the 2029 Notes) or March 1, 2031 (in the case of the 2031 Notes), unless earlier redeemed or repurchased. In connection with the issuance of the Notes, the Company announced that it intends to use the proceeds from the Notes to repurchase or redeem a total of $1 billion aggregate principal amount of the 2024 Notes.
    KWE Senior Notes Payable
KWE has bonds outstanding ("KWE Bonds") of approximately $504.7 million (based on December 31, 2020 rates) (£369.8 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. On October 7, 2020, KWE launched a cash tender offer to repurchase a portion of the outstanding balance of the KWE Bonds (the "Tender Offer"). KWE purchased £130.2 million ($177.7 million based on December 31, 2020 rates) in aggregate nominal amount of the KWE Bonds, or 26.04% of the £500.0 million aggregate nominal amount of the KWE Bonds outstanding in Tender Offer. The purchase price for the KWE Bonds validly tendered and accepted for purchase pursuant to the Tender Offer was a price equal to 101% of the nominal amount of the relevant KWE Bonds, plus accrued and unpaid interest to, but not including, October 22, 2020. The total Tender Offer consideration was £133.1 million, including accrued and unpaid interest and was settled on October 22, 2020.
KWE also established a £2.0 billion (approximately $2.7 billion based on December 31, 2020 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $672.4 million (based on December 31, 2020 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $669.7 million, have an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
Borrowings Under Line of Credit
Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) on March 25, 2020 extended its existing $500 million revolving line of credit ("Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
The Company has $200.0 million outstanding on the A&R Facility on December 31, 2020 with $300.0 million available to be drawn under the revolving credit facility. Subsequent to December 31, 2020, the Company repaid $100.0 million on our revolving credit facility and now have $400.0 million available to draw.
Debt Covenants
The Second A&R Facility and the indentures governing the KWI Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Second A&R Revolving Facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of December 31, 2020, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the KWI Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2020, the Company was in compliance with these covenants.
The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. During the second quarter of 2020, we contributed $56.4 million to KWE which holds the KWE Bonds and KWE Notes in order ensure that we maintain headroom on covenants associated with the KWE Bonds and KWE Notes. This amount is included within the $640.3 million of foreign cash and is allowed to be used by KWE and other wholly-owned foreign subsidiaries within KWE for certain permitted investments. As of December 31, 2020, the Company was in compliance with these covenants.
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments. In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions. Please also see Part I. Item 1A Risk Factors. As of December 31, 2020, the Company received waivers on certain debt covenants in loan agreements governing a total of $266.9 million or 10% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse to the Company and the waivers are through

March 31, 2021 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to December 31, 2020, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. We also received covenant waivers on $169.8 million of mortgages within our Co-Investment portfolio (our share of which is $58.0 million and our equity in the properties securing the mortgage is $14.3 million). The Company is current on all payments (principal and interest) for its property-level mortgages including the loans discussed above.
As of December 31, 2020, the Company was in compliance with or had received waivers on property-level mortgages on all covenant calculations after taking into consideration the waivers discussed above.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2020, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $22.5 million at December 31, 2020. The guarantees expire through 2025 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2020, we have unfulfilled capital commitments totaling $97.4 million to our unconsolidated investments. In addition to the unfunded capital commitments on its joint venture investments, the Company has $155.9 million of equity commitments relating on consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Non-Recourse Carve Out Guarantees
Most of our real estate properties within our equity partnerships are encumbered by traditional non-recourse debt obligations. In connection with most of these loans, however, we entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:
•the special purpose property-owning subsidiary’s filing a voluntary petition for bankruptcy;
•the special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity; and
•subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2020, 83% of our consolidated debt is fixed rate, 6% is floating rate with interest caps and 11% is floating rate without interest caps.
We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $22.4 million increase in interest expense or $2.8 million in interest expense savings during 2020 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.66% and approximately 2.3 years, respectively, as of December 31, 2020.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2020. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2020. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	December 31, 2020
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$965.1	$—	$—	$—	$—	$—	$965.1	$965.1
Average interest rate	0.01%	—%	—%	—%	—%	—%	0.01%	—
Fixed rate receivables	9.8	—	8.3	1.0	8.8	4.9	32.8	32.8
Average interest rate(1)	5.00%	—%	6.19%	5.00%	—%	6.25%	6.28%	—
Variable rate receivables	21.8	7.4	44.4	—	—	0.8	74.4	74.4
Average interest rate	3.94%	7.45%	7.34%	—%	—%	—%	6.33%	—
Total	$996.7	$7.4	$52.7	$1.0	$8.8	$5.7	$1,072.3	$1,072.3
Weighted average interest rate(1)	0.12%	7.45%	6.22%	5.00%	—%	5.37%	1.74%
Interest rate sensitive liabilities
Variable rate borrowings	$220.5	$303.1	$162.0	$43.1	$77.8	$89.2	$895.7	$813.3
Average interest rate	4.95%	1.95%	2.98%	3.02%	3.14%	1.73%	3.01%	—
Fixed rate borrowings	15.7	518.1	257.6	1,305.2	1,216.1	916.3	4,229.0	4,096.0
Average interest rate	4.29%	3.97%	3.11%	5.63%	3.43%	3.80%	4.24%	—
Total	$236.2	$821.2	$419.6	$1,348.3	$1,293.9	$1,005.5	$5,124.7	$4,909.3
Weighted average interest rate	4.91%	3.22%	3.06%	5.55%	3.42%	3.61%	4.03%
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
Approximately 46% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the investment and services segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2020 we have hedged 95% of the gross asset carrying value of our euro denominated investments and 87% of the gross asset carrying value of our GBP denominated investments.
Our service businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $17.1 million or decrease by $17.2 million. If rates moved 10% we would have an increase of $34.1 million and a decrease of $34.5 million.
Financial Measures and Descriptions.

Revenue
Rental - rental income is comprised of rental revenue earned by our consolidated real estate investments.
Hotel - hotel income is comprised of hotel revenue earned by our consolidated hotels.
Sale of real estate - sales of real estate consists of gross sales proceeds received on the sale of consolidated real estate that is not defined as a business by U.S. GAAP.
Investment Management, Property Services and Research Fees - Investment management, property services, and research fees are primarily comprised of base asset management fees, and acquisition fees generated by our investment management division. Property management fees, leasing fees and sales commissions generated by our property services division until its sale in the fourth quarter of 2020 and consulting fees generated by Meyers Research until the Company's sale of Meyers Research in the fourth quarter of 2018. Fees earned from consolidated investments are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.

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
Transaction-related expenses - Transaction-related expenses consists of the costs incurred and the write off of any costs associated with acquisitions which did not materialize.
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
Income taxes - The Company’s services business operates globally as corporate entities subject to federal, state, and local income taxes and the investment business operates through various partnership structures to acquire wholly-owned or jointly-owned investments in multifamily, commercial, residential and development properties. The Company’s distributive share of income from its partnership investments will be subject to federal, state, and local taxes and the related tax provision attributable to the Company’s share of the income tax is reflected in the consolidated financial statements.
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

Foreign Currency
As of December 31, 2020, approximately 46% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider the carrying value of our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchange rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. Please see the section titled "Qualitative and Quantitative Disclosures About Market Risk - Currency Risk - Foreign Currencies" for a detailed discussion with respect to foreign currency.
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
“Adjusted EBITDA” represents net income before interest expense, loss on early extinguishment of debt, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, provision for (benefit from) income taxes, our share of taxes included in unconsolidated investments, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as non-cash acquisition-related gains or expenses) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, share-based compensation, preferred dividends and accretion of preferred stock issuance costs and net income attributable to noncontrolling interests, before depreciation and amortization. Please also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations" for a reconciliation of Adjusted Net Income to net income as reported under GAAP.
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
    "Real Estate Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.

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
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Net Income. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Net Income is presented below:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Net income	$107.8	$321.1	$212.1	$138.0	$76.5
Non-GAAP adjustments:
Add back:
Interest expense	211.2	215.1	238.2	217.7	191.6
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	33.0	32.1	26.0	23.0	23.0
Depreciation and amortization	179.6	187.6	206.1	212.5	198.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	6.9	8.2	13.2	16.2	20.8
Provision for (benefit from) income taxes	43.6	41.4	58.0	(16.3)	14.0
Kennedy Wilson's share of taxes included in unconsolidated investments	1.1	—	—	—	—
Share-based compensation	32.3	30.2	37.1	38.4	65.1
EBITDA attributable to noncontrolling interests(1)	(7.5)	(107.6)	(78.0)	(173.8)	(239.3)
Adjusted EBITDA(2)	$608.0	$728.1	$712.7	$455.7	$349.9
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Net income	$107.8	$321.1	$212.1	$138.0	$76.5
Non-GAAP adjustments:
Add back:
Depreciation and amortization	179.6	187.6	206.1	212.5	198.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	6.9	8.2	13.2	16.2	20.8
Share-based compensation	32.3	30.2	37.1	38.4	65.1
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(2.5)	(102.0)	(71.5)	(117.8)	(169.3)
Preferred dividends and accretion of preferred stock issuance costs	(17.2)	(2.6)	—	—	—
One-time tax remeasurement(3)	—	—	—	(44.8)	—
Adjusted Net Income (2)	$306.9	$442.5	$397.0	$242.5	$191.3
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
 (3) Recorded as a result of US federal tax legislation, commonly referred to as the "Tax Cuts and Jobs Act", signed into law on December 22, 2017.
Net Operating Income

	Years Ended December 31,
	2020		2019		2018
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$107.8	$81.0	$321.1	$179.7	$212.1	$78.7
Less: Provision for income taxes	43.6	1.0	41.4	—	58.0	—
Less: Income from unconsolidated investments	(81.0)	—	(179.7)	—	(78.7)	—
Less: Gain on sale of real estate, net	(338.0)	11.5	(434.4)	(53.5)	(371.8)	(23.0)
Less: Gain on sale of business	—	—	—	—	(40.4)	—
Add: Interest expense	211.2	33.1	215.1	32.1	238.2	26.0
Add: Transaction-related expenses	0.9	—	6.8	—	1.7	—
Less: Other (loss) income	(4.5)	13.7	(0.4)	8.0	(13.1)	(2.5)
Less: Sale of real estate	—	(11.5)	(1.1)	(26.7)	(56.8)	(19.2)
Less: Investment management and property services	(33.1)	(2.6)	(40.7)	(36.2)	(45.3)	(27.5)
Add: Cost of real estate sold	—	13.3	1.2	23.9	52.5	18.6
Add: Commission and marketing	2.8	—	3.8	—	5.9	—
Add: Compensation and related	144.4	—	151.8	—	168.8	—
Add: General and administrative	34.6	—	42.4	—	50.8	—
Add: Depreciation	179.6	6.9	187.6	8.2	206.1	13.4
Less: Fair value adjustments	—	(43.9)	—	(57.7)	—	(9.2)
Less: NCI adjustments	(6.0)	—	(9.7)	—	(19.7)	—
Net Operating Income	$262.3	$102.5	$305.2	$77.8	$368.3	$55.3

	Years Ended December 31,
	2017		2016
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$138.0	$77.8	$76.5	$126.6
Less: (Benefit from) provision for income taxes	(16.3)	—	14.0	—
Less: Income from unconsolidated investments	(77.8)	—	(126.6)	—
Less: Gain on sale of real estate, net	(226.7)	(10.5)	(130.7)	(59.6)
Add: Interest expense	217.7	23.2	191.6	22.9
Add: Transaction-related expenses	4.4	—	(6.7)	(0.4)
Less: Other (loss) income	(23.5)	(5.6)	(19.2)	3.4
Less: Sale of real estate	(111.5)	(108.2)	(29.3)	(48.8)
Less: Investment management and property services	(42.9)	(17.3)	(59.4)	(12.5)
Add: Cost of real estate sold	80.2	77.4	22.1	38.8
Add: Commission and marketing	7.2	—	8.0	—
Add: Compensation and related	177.2	0.9	186.5	0.9
Add: General and administrative	42.2	2.6	45.4	3.6
Add: Depreciation	212.5	16.1	198.2	20.8
Less: Fair value adjustments	—	(8.3)	—	(44.6)
Less: NCI adjustments	(138.7)	—	(181.0)	—
Net Operating Income	$242.0	$48.1	$189.4	$51.1

Same property analysis

The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property. Previously, the Company had presented this analysis without adjusting for Kennedy Wilson's ownership interest.

The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$107.8	$107.8	$321.1	$321.1
Less: Provision for income taxes	43.6	43.6	41.4	41.4
Less: Income from unconsolidated investments	(81.0)	(81.0)	(179.7)	(179.7)
Less: Gain on sale of real estate, net	(338.0)	(338.0)	(434.4)	(434.4)
Add: Acquisition-related expenses	0.9	0.9	6.8	6.8
Add: Interest expense	211.2	211.2	215.1	215.1
Less: Other income	(4.5)	(4.5)	(0.4)	(0.4)
Less: Sale of real estate	—	—	(1.1)	(1.1)
Less: Investment management, property services and research fees	(33.1)	(33.1)	(40.7)	(40.7)
Add: Rental expenses	135.7	—	152.9	—
Add: Hotel expenses	13.8	—	60.1	—
Add: Cost of real estate sold	—	—	1.2	1.2
Add: Commission and marketing	2.8	2.8	3.8	3.8
Add: Compensation and related	144.4	144.4	151.8	151.8
Add: General and administrative	34.6	34.6	42.4	42.4
Add: Depreciation and amortization	179.6	179.6	187.6	187.6
Less: NCI adjustments (1)	(5.4)	(1.2)	(14.7)	(4.4)
Add: Unconsolidated investment adjustments (2)	100.9	74.1	99.5	73.1
Add: Straight-line and above/below market rents	(10.5)	(10.5)	(4.6)	(4.6)
Less: Reimbursement of recoverable operating expenses	(24.5)	—	(24.4)	—
Less: Properties bought and sold (3)	(56.8)	(39.9)	(108.1)	(59.3)
Less: Other properties excluded (4)	(29.6)	(4.9)	(72.9)	(23.7)
Other Reconciling Items (5)	8.7	9.6	6.6	10.7
Same Property	$400.6	$295.5	$409.3	$306.7

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$149.3	$128.9	$160.0	$139.4
Multifamily Market Rate Portfolio - Same Property	221.6	145.9	220.4	147.4
Multifamily Affordable Portfolio - Same Property	29.7	20.7	28.9	19.9
Same Property	$400.6	$295.5	$409.3	$306.7
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
Additionally, Kennedy Wilson elected the fair value option for 29 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the “Funds”) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2020, these investments had a fair value of $1,136.5 million.

We identified the evaluation of the fair value of certain unconsolidated investments and commingled funds as a critical audit matter. A high degree of subjectivity was required in applying and evaluating results from procedures over the respective discounted cash flow models used to calculate the fair value of the underlying real estate investments. Specifically, the respective discounted cash flow models were sensitive to changes in certain key assumptions, including discount and terminal capitalization rates, which have a significant effect on the determination of fair value of these investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value process for unconsolidated investments and commingled funds, including controls related to the development of the discount rate and terminal capitalization rate assumptions. For a selection of the Company’s investments, we involved valuation professionals with specialized skills and knowledge who assisted in comparing the discount rate and terminal capitalization rate used by the Company to independently developed ranges using market information obtained from third-party real estate publications or to rates observed in similar investments in the current period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Los Angeles, California
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Los Angeles, California
February 26, 2021

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$965.1	$573.9
Accounts receivable (including $12.6 and $11.2 of related party)	47.9	52.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $815.0 and $703.2)	4,720.5	5,080.2
Unconsolidated investments (including $1,136.5 and $1,099.3 at fair value)	1,289.3	1,326.5
Other assets	306.2	271.8
Total assets(1)	$7,329.0	$7,304.5

Liabilities
Accounts payable	$30.1	$20.4
Accrued expenses and other liabilities	531.7	518.0
Mortgage debt	2,589.8	2,641.0
KW unsecured debt	1,332.2	1,131.7
KWE unsecured bonds	1,172.5	1,274.2
Total liabilities(1)	5,656.3	5,585.3

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2020 and December 31, 2019	295.2	295.2
Common Stock, $0.0001 par value, 200,000,000 authorized, 141,365,323 and 142,283,109 shares issued outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,725.2	1,754.5
Retained earnings	17.7	46.2
Accumulated other comprehensive loss	(393.6)	(417.2)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,644.5	1,678.7
Noncontrolling interests	28.2	40.5
Total equity	1,672.7	1,719.2
Total liabilities and equity	$7,329.0	$7,304.5

(1) The assets and liabilities as of December 31, 2020 include $166.0 million (including cash held by consolidated investments of $9.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $150.0 million) and $107.7 million (including investment debt of $97.5 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2019 include $267.5 million (including cash held by consolidated investments of $10.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $243.5 million) and $219.7 million (including investment debt of $206.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Income
(Dollars in millions, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenue
Rental	$403.9	$447.4	$514.6
Hotel	13.9	80.5	155.7
Sale of real estate	—	1.1	56.8
Investment management, property services, and research fees (includes $22.7, $26.1, and $15.3 of related party fees, respectively)	33.1	40.7	45.3
Total revenue	450.9	569.7	772.4
Expenses
Rental	135.7	152.9	160.8
Hotel	13.8	60.1	121.5
Cost of real estate sold	—	1.2	52.5
Commission and marketing	2.8	3.8	5.9
Compensation and related (includes $32.3, $30.2, and $37.1 of share-based compensation)	144.4	151.8	168.8
General and administrative	34.6	42.4	50.8
Depreciation and amortization	179.6	187.6	206.1
Total expenses	510.9	599.8	766.4
Income from unconsolidated investments, net of depreciation and amortization	81.0	179.7	78.7
Gain on sale of real estate, net	338.0	434.4	371.8
Gain on sale of business	—	—	40.4
Transaction-related expenses	(0.9)	(6.8)	(1.7)
Interest expense	(211.2)	(215.1)	(238.2)
Other income	4.5	0.4	13.1
Income before provision for income taxes	151.4	362.5	270.1
Provision for income taxes	(43.6)	(41.4)	(58.0)
Net income	107.8	321.1	212.1
Net loss (income) attributable to the noncontrolling interests	2.3	(94.4)	(62.1)
Preferred dividends and accretion of preferred stock issuance costs	(17.2)	(2.6)	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$92.9	$224.1	$150.0
Basic Earnings per share
Income per basic	$0.66	$1.60	$1.04
Weighted average shares outstanding for basic	139,741,411	139,729,573	142,895,472
Diluted Earnings per share
Income per diluted	$0.66	$1.58	$1.04
Weighted average shares outstanding for diluted	140,347,365	141,501,323	144,753,421
Dividends declared per common share	$0.88	$0.85	$0.78

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2020	2019	2018

Net income	$107.8	$321.1	$212.1
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain (loss)	66.5	(13.3)	(62.6)
Amounts reclassified out of AOCI during the year	0.8	10.4	13.2
Unrealized currency derivative contracts (loss) gain	(37.8)	38.7	38.3
Unrealized losses on interest rate swaps	(5.3)	(0.7)	—
Total other comprehensive income (loss) for the year	24.2	35.1	(11.1)

Comprehensive income	132.0	356.2	201.0
Comprehensive income (loss) attributable to noncontrolling interests	1.7	(105.0)	(65.4)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$133.7	$251.2	$135.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
Shares forfeited	—	—	(62,710)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	2,543,551	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(571,983)	—	(11.6)	—	—	—	(11.6)
Shares retired due to common stock repurchase program	—	—	(2,826,644)	—	(50.0)	4.2	—	—	(45.8)
Stock based compensation	—	—	—	—	32.3	—	—	—	32.3
Other comprehensive income (loss):
Unrealized foreign currency translation gains, net of tax	—	—	—	—	—	—	66.1	0.6	66.7
Unrealized foreign currency derivative contract losses, net of tax	—	—	—	—	—	—	(37.8)	—	(37.8)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(4.7)	—	(4.7)
Common stock dividends	—	—	—	—	—	(125.6)	—	—	(125.6)
Preferred stock dividends	—	—	—	—	—	(17.2)	—	—	(17.2)
Net income	—	—	—	—	—	110.1	—	(2.3)	107.8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.5	4.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.9)	(18.9)
KW Europe II deconsolidation	—	—	—	—	—	—	—	3.8	3.8
Balance, December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Cumulative preferred stock	300,000	295.2	—	—	—	—	—	—	295.2
Restricted stock grants (RSG)	—	—	64,458	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(764,909)	—	(16.4)		—	—	(16.4)
Shares retired due to common stock repurchase program	—	—	(221,834)	—	(3.9)	(0.4)	—	—	(4.3)
Stock based compensation	—	—	—	—	30.2	—	—	—	30.2
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(4.3)	10.6	6.3
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.3	—	29.3
Unrealized losses on interest rate swaps	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock dividends	—	—	—	—	—	(121.1)	—	—	(121.1)
Preferred stock dividends	—	—	—	—	—	(2.6)	—	—	(2.6)
Net income	—	—	—	—	—	226.7	—	94.4	321.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.0	15.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(264.0)	(264.0)
Balance, December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2

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
Other comprehensive (loss) income:
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

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$107.8	$321.1	$212.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain from sale of real estate, net	(338.0)	(434.3)	(376.1)
Gain on sale of a business	—	—	(40.4)
Depreciation and amortization	179.6	187.6	206.1
Above/below and straight-line rent amortization	(10.2)	(4.6)	(14.6)
Provision for deferred income taxes	27.2	26.7	39.3
Amortization of loan fees	0.8	9.3	13.5
Amortization of discount and accretion of premium on senior notes payable	8.5	1.6	1.7
Unrealized net gains on derivatives	(5.4)	(5.9)	(11.7)
Income from unconsolidated investments	(81.0)	(179.7)	(78.7)
Accretion of interest income on loans	(0.9)	(0.1)	(0.6)
Stock compensation expense	32.3	30.2	37.1
Deferred compensation	6.4	3.8	—
Operating distributions from unconsolidated investments	59.7	74.1	61.4
Operating distributions from loans	0.7	—	0.6
Change in assets and liabilities:
Accounts receivable	4.5	1.0	1.9
Other assets	—	(25.8)	(0.6)
Accrued expenses and other liabilities	(4.6)	(24.5)	42.1
Net cash (used in) provided by operating activities	(12.6)	(19.5)	93.1
Cash flows from investing activities:
Issuance of loans	(88.6)	(2.7)	(2.2)
Proceeds from collection of loans	34.1	0.6	5.8
Net proceeds from sale of consolidated real estate	827.8	701.0	1,386.1
Net proceeds from sale of a business	—	—	43.4
Purchases of consolidated real estate	(70.1)	(210.9)	(355.8)
Capital expenditures to real estate	(194.1)	(191.1)	(216.0)
Nonrefundable escrow deposits	—	—	(5.0)
Investment in marketable securities	(12.1)	—	(0.2)
Proceeds from sale of marketable securities	10.2	—	7.4
Investing distributions from unconsolidated investments	177.5	115.0	63.7
Contributions to unconsolidated investments	(111.6)	(266.0)	(396.1)
Proceeds from settlement of foreign currency derivative contracts	15.5	33.4	10.7
Purchases of foreign currency derivative contracts	—	—	(0.6)
Additions to development project asset	—	(1.2)	(29.1)
Proceeds from sale of development project asset	2.2	4.2	81.0
Net cash provided by investing activities	590.8	182.3	593.1
Cash flow from financing activities:
Borrowings under senior notes payable	—	—	246.6
Borrowings under line of credit/term loan	200.0	125.0	225.0
Repayment of line of credit/term loan	—	(200.0)	(450.0)
Borrowings under mortgage debt	296.4	488.6	725.0
Repayment of mortgage debt	(487.1)	(391.4)	(866.8)
Payment of loan fees	(5.6)	(4.8)	(9.5)
Repurchase of common stock	(57.4)	(20.7)	(177.9)
Issuance of preferred stock	—	295.2	—
Common stock dividends paid	(126.1)	(114.9)	(111.2)
Preferred stock dividends paid	(13.6)	(2.6)	—
KWE closing dividend	—	—	(17.2)
Borrowings (repayment) of shareholder loans to noncontrolling interests	1.2	(11.2)	—
Contributions from noncontrolling interests	4.5	15.0	23.2
Distributions to noncontrolling interests	(18.9)	(264.0)	(116.0)
Net cash used in financing activities	(206.6)	(85.8)	(528.8)
Effect of currency exchange rate changes on cash and cash equivalents	19.6	8.9	(20.7)
Net change in cash and cash equivalents	391.2	85.9	136.7
Cash and cash equivalents, beginning of year	573.9	488.0	351.3
Cash and cash equivalents, end of year	$965.1	$573.9	$488.0

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2020	2019	2018
Cash paid for:
Interest(1)(2)	$209.7	$211.1	$225.3
Income taxes	12.6	20.6	6.6
(1) $4.3 million, $3.5 million, and $6.9 million attributable to non-controlling interests for the years ended December 31, 2020, 2019, and 2018.
(2) Excludes $3.4 million, $3.8 million, and $3.9 million of capitalized interest during the for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, 2019, and 2018 we have $101.7 million, $54.5 million, and $88.0 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2020, the Company deconsolidated its interest in KW Real Estate II ("KW Europe Fund II") that were previously consolidated in the Company's financial statements. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $7.8 million to unconsolidated investments were all recorded as non-cash activities.

During the year ended December 31, 2020, the Company sold its interest in a development project in the Western United States to its equity partner. The Company received cash, a loan receivable and three parcels of land valued at $16.5 million that the Company now wholly owns. The parcels of land were treated as a non-cash increase to the real estate balance.

Due to the adoption of ASU 2016-02 on January 1, 2019, the Company recorded a right of use asset and a corresponding lease liability of $13.6 million, which was recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets.

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

During the year ended December 31, 2019, the Company sold a 20% interest across three assets in Dublin, Ireland comprising 468 multifamily units into the joint venture with AXA that were previously wholly owned by the Company. As the Company no longer controlled the assets it deconsolidated its interests in these assets. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. The Company has approximately $23 million as part of cash flows received from investing activity relating to the 20% interest it sold. The remaining 80% of these items along with an increase of $92.2 million to unconsolidated investments were all recorded as non-cash activity.

During the year ended December 31, 2018, the Company gained control over a pool of loans secured by six hotels located in the United Kingdom that were previously accounted for as loan purchases. The assets and liabilities of these properties were consolidated in the Company's financial statements at fair value. The hotels were subsequently sold during the fourth quarter of 2018.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company.  The Company owns, operates, and invests in real estate both on its own and through its investment management platform.  The Company focuses on multifamily and office properties in the Western United States, United Kingdom and Ireland.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Kennedy Wilson and voting interest entities which it controls. All intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810, Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson.
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in ASC Subtopic 810. The Company accounts for joint ventures where it is deemed that the Company does not have control through the equity method of accounting while joint ventures that the Company controls are consolidated in Kennedy Wilson's financial statements.
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
REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees (including performance fees), leasing and commission fees, and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance fees, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
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
Management fees are primarily comprised of investment management and property services fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. The Company sold its property services group ("Property Services") at the beginning of the fourth quarter 2020 with the sale of KWP (as further discussed in Note 10 - Related Party Transactions) and will have minimal property services fees going

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
forward. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
Commissions primarily consist of acquisition and disposition fees, auction and consulting fees and, prior to the sale of Property Services, also consisted of real estate sales commissions, and leasing commissions. Acquisition and disposition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition or disposition price, as applicable. Acquisition and disposition fees are recognized upon the successful completion of an acquisition or disposition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Topic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
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
Interest income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Interest income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
Additionally, Kennedy Wilson elected the fair value option for 29 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Goodwill, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2020, 2019 and 2018.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar. As of December 31, 2020, 2019, and 2018 we have $101.7 million, $54.5 million, and $88.0 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Subtopic 360-10, Impairment of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in gain on sale of real estate, net in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. The Company recognizes revenue to the extent that amounts are probable that substantially all rental income will be collected. See COVID-19 Lease Modification Accounting Relief below for discussion of bad debt expense recorded for the year ended December 31, 2020. For the year ended December 31, 2020 the Company had $15.0 million of bad debt expense recorded as a reduction in rental revenue in accordance with ASC 842. For the year ended December 31, 2019 the Company had an immaterial amount of bad debt expense recorded to rental income.
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

COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps and derivative instruments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
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
NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the Consolidated Statements of Income at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated.
RECENT ACCOUNTING PRONOUNCEMENTS
COVID-19 LEASE MODIFICATION ACCOUNTING RELIEF—Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC Topic 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, on a lease by lease basis the Company would have to determine, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company had no significant deterioration to its rental collections during the year ended December 31, 2020. During the year ended December 31, 2020, the Company identified $15.0 million of receivables and other lease-related assets that are no longer probable of collection. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $15.0 million identified, $13.5 million was related to the Company's Consolidated portfolio and recorded as a reduction of rental income and $1.5 million was related to the Company's share of Co-Investments portfolio and recorded as a reduction of income from unconsolidated investments. The Company has received some requests for lease modifications and has granted some deferrals but the amount that may no longer be probable of collection over the lease term generally has not changed so there has been minimal impact to rental revenues from lease modifications. The Company will continue to evaluate the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
    Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and other related follow-on ASUs issued in connection with ASC Topic 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The effects of adoption discussed below were not considered material to the Company's consolidated financial statements.
Lessees
•On January 1, 2019, due to the adoption of ASU 2016-02 the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets, net and accrued expenses, respectively, in the accompanying consolidated balance sheets. The average remaining lease term is 95 years and the weighted average discount rate is 2.9% as of December 31, 2020.
Lessors
•The Company elected the practical expedient to not separate rental recovery revenue from the associated rental revenue as the timing and pattern of transfer are the same for operating leases. Accordingly, the Company accounts and presents for rental revenue and rental recovery revenue as a single component.

Consistent with the transition guidance under ASU 2018-11, Leases (Topic 842): Targeted Improvements, all prior period disclosures remain in accordance with ASC Topic 840.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for (a) applying hedge accounting to additional hedging strategies, (b) measuring the hedged item in fair value hedges of interest rate risk, (c) reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and (d) reducing the risk of material error correction if a company applies the shortcut method inappropriately. The Company adopted this standard on January 1, 2019 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this standard on January 1, 2019 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in ASC Topic 820, including: the removal of valuation processes for Level 3 fair value measurements. The ASU also adds new requirements including (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements and (b) the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB updated ASC Topic 326, Financial Instruments - Credit Losses with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with ASC Topic 842. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on Kennedy Wilson's

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
consolidated financial statements. During the course of 2020 the Company has launched a debt platform originating and acquiring performing loans. As of December 31, 2020 the Company has $107.1 million of investments in loan originations and acquisitions. Since the Company has no history of having issues with loans being uncollectible and current loans are performing and backed by credit worthy borrowers the Company does not expect significant credit losses but will monitor and evaluate loans in accordance with ASU 2016-13.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements as the Company has not had any reference rate reform activities occur through December 31, 2020.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for the Company for all interim and annual periods beginning January 1, 2021, with early adoption permitted. The Company early adopted ASU 2019-12 beginning January 1, 2020 on a prospective basis. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statements and related disclosures.
The FASB did not issue any other ASUs during the year ended December 31, 2020 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2020 and 2019:

	December 31,
(Dollars in millions)	2020	2019
Land	$1,225.1	$1,330.6
Buildings	3,436.0	3,630.4
Building improvements	546.6	469.5
Acquired in-place lease values	327.8	352.9
	5,535.5	5,783.4
Less accumulated depreciation and amortization	(815.0)	(703.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,720.5	$5,080.2

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.5 years at December 31, 2020.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2020, 2019 and 2018 was $165.7 million, $173.4 million and $190.3 million, respectively.

Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
their respective estimated relative fair values. The purchase price generally approximates the fair value of the properties as acquisitions are generally transacted with third-party willing sellers.
During the year ended December 31, 2020, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	KWH Shareholders' Equity
Western U.S.	One multifamily property	$13.4	$53.6	$0.5	$38.7	$106.3
United Kingdom	One industrial property	—	40.2	—	—	40.2
Ireland	One commercial property	—	1.3	—	—	1.3
		$13.4	$95.1	$0.5	$38.7	$147.8
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.

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
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.

Gains on Real Estate, Net
During the years ended December 31, 2020, 2019 and 2018, Kennedy Wilson recognized the following net gains on sale of real estate. Included in the net gains for December 31, 2020 is an impairment loss of $15.6 million on five retail properties in the United Kingdom and a residential property in the Western United States. Included in the net gains for December 31, 2018 is an $1.8 million impairment loss on a vacated office building in the United Kingdom which was subsequently sold. During the year ended December 31, 2019 there were no impairments on consolidated properties.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated(1)	NCI	Net of NCI
2020	20 industrial properties (including the deconsolidation of previously consolidated real estate as discussed below), 19 retail properties, three office properties and one multifamily property in United Kingdom, two multifamily properties and two office properties in Ireland, one retail property in Spain, and one multifamily property in Western United States	$353.6	$—	$353.6
2019	11 commercial properties and one hotel in the United Kingdom, one hotel in Ireland, 10 Spanish retail properties, five retail properties, one hotel, and one multifamily property in the Western United States, and the deconsolidation of previously consolidated real estate as discussed below	434.9	116.7	318.2
2018	26 commercial properties in United Kingdom, three commercial properties in Ireland, two commercials properties in Italy, six multifamily properties in Ireland, three multifamily properties in Western United States, and one residential property in Ireland, and one residential property in Western United States	369.6	70.6	299.0
(1) Includes sale of real estate and cost of real estate sold, which are presented net in the table above.

Deconsolidation of Previously Consolidated Real Estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
Under ASC Subtopic 610-20, due to the transactions resulting in the deconsolidation for the Company's interest in the new joint ventures representing a noncontrolling interest of certain assets, the Company recognized (i) $126.3 million through gain on sale of real estate, net during the year ended December 31, 2020, (ii) a gain of $317.8 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $212.4 million during the year ended December 31, 2019, and (iii) a gain of $169.5 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $102.7 million during the year ended December 31, 2018.
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2020:

(Dollars in millions)	Minimum
Rental Revenues(1)
2021	$167.9
2022	156.7
2023	127.8
2024	105.2
2025	87.9
Thereafter	355.3
Total	$1,000.8
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2020:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$226.2	$83.0	$86.3	$118.1	$180.8	$694.4
Ireland	389.7	129.7	—	3.7	—	523.1
United Kingdom	—	56.4	—	15.4	—	71.8
Total	$615.9	$269.1	$86.3	$137.2	$180.8	$1,289.3

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2019:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$230.5	$78.1	$72.8	$139.6	$238.7	$759.7
Ireland	378.7	139.4	—	—	—	518.1
United Kingdom	—	48.7	—	—	—	48.7
Total	$609.2	$266.2	$72.8	$139.6	$238.7	$1,326.5

During the year ended December 31, 2020, the change in unconsolidated investments primarily relates to $111.6 million of cash contributions to unconsolidated investments, $237.2 million of distributions from unconsolidated investments, $81.0 million of income from unconsolidated investments (including $47.2 million of fair value gains), a $16.4 million non-cash distribution related to the sale of a residential project in which the Company received three parcels of land that are wholly-owned and a $24.4 million increase related to other items which primarily related to foreign exchange movements.
As of December 31, 2020 and December 31, 2019, $1,136.5 million and $1,099.3 million of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the year ended December 31, 2020, Kennedy Wilson contributed $111.6 million to joint ventures, primarily to fund investments and existing development projects in Ireland and the Western United States. In addition, on December 18, 2020, the Company and a sovereign wealth fund entered into a joint venture agreement targeting urban logistics properties in the UK, with the potential to expand into Ireland and Spain ("Industrial JV"). The Industrial JV commenced with Industrial JV investing in an 80% ownership stake in 18 industrial assets located throughout the United Kingdom. The Company previously wholly-owned the assets and continues to hold an interest in these assets subsequent to their sale to the Industrial JV through its retained 20% ownership interest in the joint venture. As the Company does not control the Industrial JV, the assets are no longer consolidated and the Industrial JV is accounted for under the equity method. The Company elected the fair value option and going forward the investments are accounted for as fair value unconsolidated investments with operating activity included within income from unconsolidated investments.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2020:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$25.8	$28.7	$6.4	$2.6	$6.7	$13.3	$—	$33.3	$38.9	$77.9
Ireland	8.5	2.5	12.2	96.0	0.1	—	—	—	20.8	98.5
United Kingdom	—	—	—	1.1	—	—	—	—	—	1.1
Total	$34.3	$31.2	$18.6	$99.7	$6.8	$13.3	$—	$33.3	$59.7	$177.5
Investing distributions resulted primarily from the sales of two multifamily properties in Ireland and a residential project in the Western United States.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Income from unconsolidated investments - operating performance	$43.4	$35.5	$18.8
Income from unconsolidated investments - realized gains	—	53.5	22.1
Income from unconsolidated investments - fair value	47.2	64.7	10.4
Income from unconsolidated investments - performance fees	2.7	36.3	27.4
Income from unconsolidated investments - realized losses and impairment	(12.3)	(10.3)	—
	$81.0	$179.7	$78.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

Operating performance is related to the underlying performance from unconsolidated investments. Realized gains     are related to asset sales. Fair value gains and performance fees are primarily related to conversions and resyndications under the Company's VHH partnership, asset sales, cap rate compression, net foreign exchange movements and improved property performance by the Company's FV Option investments and investments held within the Funds managed by the Company. Quarterly the Company evaluates the carrying value of its historical cost based investments and to the extent the carrying value is in excess of its fair value an impairment loss is recorded. Realized losses and impairment are related to asset sales on non-core retail assets in the United Kingdom in the current year and a residential development project in the Western United States in the prior year.
Vintage Housing Holdings ("VHH")
As of December 31, 2020 and 2019, the carrying value of the Company's investment in VHH was $142.9 million and $142.8 million, respectively. The total equity income recognized from the Company's investment in VHH was $22.8 million, $50.0 million and $27.3 million for the years ended December 31, 2020, 2019 and 2018. respectively. Current period fair value gains were offset by distributions associated with operating properties and investing distributions associated with return of capital from mortgage financing or sale of interests to equity partners on development projects. Fair value gains in the current period are due to the conversion of development projects to stabilized operating properties and resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Prior period fair value gains are due to improved property performance, cap rate compression as a result of declines in borrowing rates and conversions.
Changes in Control
During the year ended December 31, 2020, the Company deconsolidated its investment KW Europe Fund II as the Company no longer held a controlling financial interest in it. As of December 31, 2020, the carrying value of the Company's investment in KW Europe Fund II was $19.1 million.
Refer to the description of the Industrial JV above for a discussion of the change in control transaction that occurred during the year ended December 31, 2020. As of December 31, 2020, the carrying value of the Company's investment in the Industrial JV was $19.0 million.

In 2018, AXA Investment Managers - Real Assets ("AXA") and the Company established a joint venture platform ("AXA Joint Venture") targeting multifamily and office assets in Ireland. As of December 31, 2020, the AXA Joint Venture consists of 2,536 multifamily units and 0.4 million square feet of office space across 13 assets in Dublin, Ireland. These assets were previously wholly owned by the Company or were held with a different equity partner (held in 50/50 joint ventures) that were previously consolidated in the Company’s financial statements. As the Company does not control the AXA Joint Venture, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method. The Company has elected the fair value option on its interest in the joint venture and records the investment at fair value. The Company continues to hold a 50% ownership interest in the assets discussed above through its ownership in the AXA Joint Venture. As of December 31, 2020 and 2019, the carrying value of the Company's investment in the AXA Joint Venture was $507.5 million and $479.4 million, respectively.

Meyers Research Sale
In December 2018, Kennedy Wilson sold Meyers Research for $48.0 million and recognized a gain on sale of business of $40.4 million. Kennedy Wilson used part of the proceeds from such sale to reinvest $15.0 million for an 11% ownership interest in a new partnership between Meyers Research and another premiere residential real estate construction service company ("Meyers JV"). The Meyers JV has continued to build out and further develop its Zonda platform which focuses on real time housing related data. Kennedy Wilson no longer controls Meyers JV and treats the investment as an unconsolidated investment. As of December 31, 2020, the carrying value of the Company's investment in Meyers JV was $19.0 million. The fair value increase has been driven by improvements in Meyers JV's operating results.

Capital Commitments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
As of December 31, 2020, Kennedy Wilson had unfulfilled capital commitments totaling $97.4 million to four of its unconsolidated joint ventures, including $77.2 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. In addition to the unfunded capital commitments, the Company has $155.9 million of equity commitments on development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,136.5	$1,136.5
Net currency derivative contracts	—	(64.0)	—	(64.0)
Total	$—	$(64.0)	$1,136.5	$1,072.5

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2019:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,099.3	$1,099.3
Net currency derivative contracts	—	(34.7)	—	(34.7)
Total	$—	$(34.7)	$1,099.3	$1,064.6
Unconsolidated Investments
Kennedy Wilson elected to use the FV Option for 29 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $999.2 million and $959.7 million at December 31, 2020 and 2019, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $137.3 million and $139.6 million at December 31, 2020 and 2019, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 29 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2020	December 31, 2019
FV Option	$999.2	$959.7
Funds	137.3	139.6
Total	$1,136.5	$1,099.3
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

(Dollars in millions)	2020	2019	2018
Beginning balance	$1,099.3	$662.2	$380.7
Unrealized and realized gains	109.8	161.1	87.7
Unrealized and realized losses	(13.5)	(26.9)	(33.1)
Contributions	109.2	191.2	335.9
Distributions	(189.7)	(104.1)	(76.3)
Foreign Exchange	24.5	(3.4)	(4.0)
Non-cash contributions (distributions), net	(3.1)	219.2	(28.7)
Ending Balance	$1,136.5	$1,099.3	$662.2
The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of income.
The change in unrealized gains and losses on Level 3 investments during 2020 and 2019 for investments still held as of December 31, 2020 and 2019 were gains of $27.4 million and $64.9 million, respectively.
In determining estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. The table below describes the range of inputs used as of December 31, 2020 for real estate assets:

	Estimated Rates Used For
	Capitalization Rates	Discount Rates
Multifamily	3.80% — 5.75%	5.75% — 8.15%
Office	4.00% — 7.00%	5.00% — 9.00%
Retail	5.00% — 8.75%	7.50% — 11.25%
Hotel	6.00%	7.50% — 8.25%
Residential	N/A	12.00%

In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.37% to 4.90%.
There is no active secondary market for the Company's development projects and no readily available market value given the uncertainty of the amount and timing of future cash flows. Accordingly, determination of fair value of its development projects requires judgment and extensive use of estimates. Therefore, the Company typically uses investment cost as the estimated fair value until future cash flows become more predictable. Additionally, the fair value of its development projects may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that the Company may ultimately realize. If the Company were required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.
The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the year ended December 31, 2020 and future periods.
Currency derivative contracts

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2020, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging.
The fair value of the derivative instruments held as of December 31, 2020 and 2019 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet. See Note 14 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2020:

(Dollars in millions)			December 31, 2020		Year Ended December 31, 2020
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized (Losses) Gains		Realized (Losses) Gains	Interest Expense	Cash Received (Paid)
Outstanding
EUR	USD	€232.5	$1.4	$17.3	$(1.1)		$(22.0)	$3.4	$—
EUR(1)	GBP	€212.6	—	34.7	(3.7)		—	—	—
EUR(1)(2)	GBP		—	—	35.1		—	—	—
GBP	USD	£410.0	10.6	23.9	(12.9)		—	4.4	—
Total Outstanding			12.0	75.9	17.4		(22.0)	7.8	—
Settled
EUR	USD		—	—	0.4		4.7	0.6	13.6
EUR	GBP		—	—	(4.0)		—	—	(17.1)
GBP	USD		—	—	18.4		—	0.9	18.9
Total Settled			—	—	14.8		4.7	1.5	15.4
Total			$12.0	$75.9	$32.2	(3)	$(17.3)	$9.3	$15.4
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $0.2 million.

The gains and (losses) recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson.

Interest Rate Swaps
During the years ended December 31, 2020 and 2019, the Company entered into $138.4 million notional of interest rate swaps on some variable rate property-level mortgage loans. During the year ended December 31, 2020, the Company had additional interest rate expense relating to difference in variable rate and fixed interest rates of $1.2 million and had interest rate savings of $0.2 million during the year ended December 31, 2019. The changes in fair value on these contracts were a loss of $6.9 million and $0.7 million for the years ended December 31, 2020 and 2019 and are recorded to other comprehensive loss.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
During the year ended December 31, 2020, due to the sale of a consolidated multifamily property which had an interest rate swap designated on one of its variable rate mortgages a loss of $0.7 million that had been recorded to other comprehensive income was reclassified to the income statement and reduced the gain on sale of real estate associated with the property.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable including related party receivables, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. The carrying value of loans (excluding related party loans as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market.

Debt liabilities are accounted for at face value plus net unamortized debt premiums. Debt assumed in an asset acquisition, or business combination, is recorded at fair value on the date of acquisition. The fair value as of December 31, 2020 and 2019 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.9 billion and $5.2 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.1 billion and $5.0 billion as of December 31, 2020 and 2019, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 6—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2020	2019
Loan purchases and originations	$107.1	$37.5
Straight line rent receivable	51.6	47.3
Deferred taxes, net	22.1	24.4
Goodwill	23.9	23.9
Furniture and equipment net of accumulated depreciation of $27.2 and $21.9 at December 31, 2020 and December 31, 2019, respectively	22.3	23.7
Other, net of accumulated amortization of $2.1 and $2.0 at December 31, 2020 and 2019, respectively	19.0	16.5
Above-market leases, net of accumulated amortization of $58.3 and $51.0 at December 31, 2020 and 2019, respectively	15.0	26.1
Hedge assets	12.0	32.6
Prepaid expenses	11.8	14.3
Right of use asset, net	11.2	13.6
Leasing commissions, net of accumulated amortization of $7.4 and $4.7 at December 31, 2020 and 2019, respectively	10.2	11.9
Other Assets	$306.2	$271.8
Depreciation and amortization expense related to the above depreciable assets were $13.6 million, $14.2 million, and $15.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Loan Purchases and Originations
The Company has various loans bearing interest at rates ranging from 2.74% to 13.00%, and maturities ranging from 2021 to 2030. Loans have been evaluated for credit losses as of December 31, 2020 and the Company has determined that no credit losses are apparent. The Company's loan positions are predominantly senior mortgage loans, but it also holds real-estate mezzanine and similar loans.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2021	$1.5
2022	1.5
2023	0.8
2024	0.5
2025	0.4
Thereafter	32.4
Total undiscounted rental payments	37.1
Less imputed interest	(25.9)
Total lease liabilities	$11.2

NOTE 7—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2020 and 2019:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2020	2019
Multifamily(1)	Western U.S.	$1,345.5	$1,324.7
Commercial(1)	United Kingdom	429.6	514.5
Commercial	Western U.S.	375.2	405.4
Commercial(1)	Ireland	320.5	289.6
Hotel	Ireland	88.0	80.8
Commercial	Spain	43.6	40.3
Mortgage debt (excluding loan fees)(1)		2,602.4	2,655.3
Unamortized loan fees		(12.6)	(14.3)
Total Mortgage Debt		$2,589.8	$2,641.0
(1) The mortgage debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium as of December 31, 2020 and 2019 was $4.5 million and $4.0 million, respectively.

The mortgage debt had a weighted average interest rate of 3.31% and 3.41% per annum as of December 31, 2020 and 2019, respectively. As of December 31, 2020, 73% of Kennedy Wilson's property level debt was fixed rate, 13% was floating rate with interest caps and 14% was floating rate without interest caps, compared to 76% fixed rate, 14% floating rate with interest caps and 10% floating rate without interest caps, as of December 31, 2019.

Mortgage Loan Transactions and Maturities
    During the year ended December 31, 2020, one acquisition was partially financed with mortgages, four existing mortgages were refinanced, and five existing investments that closed with all equity were subsequently partially financed with mortgage loans. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans subsequent to December 31, 2020 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

(Dollars in millions)	Aggregate Maturities
2021(1)	$47.5
2022	330.9
2023	428.8
2024	206.1
2025	547.2
Thereafter	1,037.4
2,597.9
Unamortized debt premium	4.5
Unamortized loan fees	(12.6)
Total Mortgage Debt	$2,589.8
(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on our A&R Facility.

As of December 31, 2020, the Company received waivers on certain debt covenants in loan agreements governing a total of $266.9 million or 10% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse to the Company and the waivers are through April 30, 2021 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to December 31, 2020, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to obtain them. The Company is current on all payments (principal and interest) for its consolidated mortgages including the loans discussed above.

As of December 31, 2020, the Company was in compliance with or had received waivers on all financial mortgage debt covenants.

NOTE 8—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2020 and 2019:

	December 31,
(Dollars in millions)	2020	2019
Credit Facility	$200.0	$—
Senior Notes(1)	1,146.9	1,146.1
KW Unsecured Debt	1,346.9	1,146.1
Unamortized loan fees	(14.7)	(14.4)
Total KW Unsecured Debt	$1,332.2	$1,131.7
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt discount as of December 31, 2020 and 2019 was $3.1 million and $3.9 million, respectively.

Borrowings Under Credit Facilities

The Company, through a wholly-owned subsidiary, has a $700 million unsecured revolving credit and term loan facility (the "A&R Facility"). The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. On March 25, 2020, the Company extended its existing $500 million revolving line of credit ("Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
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
As of December 31, 2020, the Company was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
As of December 31, 2020, the Company had $200.0 million outstanding balance on the Second A&R Facility with $300.0 million available to be drawn under the revolving credit facility. Subsequent to December 31, 2020, the Company repaid $100.0 million of the $200.0 million outstanding balance on the Second A&R Facility.
The average outstanding borrowings under credit facilities was $146.4 million during the year ended December 31, 2020.

2024 Notes
Kennedy Wilson, Inc., (the "Issuer") has $1.2 billion of 5.875% senior notes due 2024 (the "2024 Notes"). The indentures governing the 2024 Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. See Note 17 for the guarantor and non-guarantor financial statements.
Subsequent to December 31, 2020, the Company issued $1.0 billion in aggregate principal of senior notes due in 2029 and 2031 and plans to redeem $1.0 billion aggregate principal amount of 2024 Notes through a tender offer and redemption under the indentures governing the 2024 Notes. See Note 19 for more detail.
As of December 31, 2020, the Company was in compliance with all financial covenants.

NOTE 9—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2020 and 2019:

	December 31,
(Dollars in millions)	2020	2019
KWE Bonds	$504.7	$662.9
KWE Euro Medium Term Note Programme	669.7	614.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,174.4	1,277.6
Unamortized loan fees	(1.9)	(3.4)
Total KWE Unsecured Bonds	$1,172.5	$1,274.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium (discount) as of December 31, 2020 and 2019 was $(2.8) million and $(3.1) million, respectively.

KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 that have a carrying value of $504.7 million and $662.9 million as of December 31, 2020 and 2019, respectively. KWE effectively reduced the interest rate to 3.35% as a result of entering into swap agreements to convert 50% of the proceeds into Euros. On October 7, 2020, KWE launched a cash tender offer for part of its £500 million of the KWE Bonds (the "Tender Offer"). KWE purchased £130.2 million ($177.7 million based on December 31, 2020 rates) in aggregate nominal amount of the KWE Bonds, or 26.04% of the £500.0 million aggregate nominal amount of the KWE Bonds outstanding in Tender Offer. The purchase price for the KWE Bonds validly tendered and accepted for purchase pursuant to the Tender Offer was a price equal to 101% of the nominal amount of the relevant KWE Bonds, plus accrued and unpaid interest to, but not including, October 22, 2020. The total Tender Offer consideration was £133.1 million, including accrued and unpaid interest and was settled on October 22, 2020. The Company recognized $2.3 million of interest expense due to the premium paid and the accelerated amortization of portion of unamortized loan fees associated with the Tender Offer.
In addition, KWE has a £2.0 billion (approximately $2.7 billion based on December 31, 2020 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $672.4 million (based on December 31, 2020 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2020, Kennedy Wilson recognized a gain of $35.1 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
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
As of December 31, 2020, KWE was in compliance with these financial covenants.
NOTE 10—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $22.7 million, $26.1 million and $15.3 million for the periods ended December 31, 2020, 2019 and 2018, respectively.
The Company provides asset and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2020, 2019 and 2018 fees of $1.1 million, $18.1 million and $13.6 million were eliminated in consolidation.
On October 2, 2020, the Company completed the sale of Kennedy-Wilson Properties, Ltd. (“KWP”), a wholly-owned subsidiary of the Company operating in the third-party real estate services industry, including, property management, commercial brokerage (leasing and sale), facilities management and lease administration, to an entity controlled by certain members of KWP management (the “Purchaser”). As part of the transaction and in exchange for an annual fee, the Company will provide certain services to KWP, including the use of certain office space and information technology related services, in addition to a license to use its trademark in connection with the operation of its business for a period of two years, with a two-year extension option exercisable by the Purchaser subject to certain conditions being met. The Company also provided

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
financing to the Purchaser in connection with its purchase of KWP as well as a three-year line of credit. As of the closing date, the Purchaser will employ the approximately 110 employees and 25 independent contractors previously employed by KWP.

NOTE 11—INCOME TAXES
The table below represents a geographical breakdown of book income before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2020	2019	2018
Domestic	$(37.0)	$249.5	$156.5
Foreign	188.4	113.0	113.6
Total	$151.4	$362.5	$270.1

The U.S. and foreign components of provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2020	2019	2018
Federal
Current	$—	$—	$—
Deferred	23.3	31.2	33.4
	23.3	31.2	33.4
State
Current	1.5	0.3	—
Deferred	0.4	(4.6)	10.6
	1.9	(4.3)	10.6
Foreign
Current	14.9	14.4	18.4
Deferred	3.5	0.1	(4.4)
	18.4	14.5	14.0

Total	$43.6	$41.4	$58.0

A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2020	2019	2018
Tax computed at the statutory rate	$31.8	$76.1	$56.7
Tax deduction in excess of book compensation from restricted stock vesting	0.1	0.3	1.8
Domestic permanent differences, primarily disallowed executive compensation	7.2	6.1	3.8
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	2.0	1.3	1.4
Effect of foreign tax operations on U.S. taxes, net of foreign tax credits and valuation allowance	(3.7)	(16.8)	1.1
Noncontrolling interests	(0.9)	(22.2)	(15.1)
State income taxes, net of federal benefit	2.9	—	8.0
Other	4.2	(3.4)	0.3
Provision for income taxes	$43.6	$41.4	$58.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
Cumulative tax effects of temporary differences are shown below at December 31, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2020	2019
Deferred tax assets:
Foreign currency translation	$3.7	$4.9
Net operating loss carryforward and credits	137.1	138.6
Investment basis difference	91.2	96.2
Stock option expense	3.0	1.3
Hedging transactions	13.4	7.2
Lease liability	0.1	—
Accrued reserves	0.6	—
Total deferred tax assets	249.1	248.2
Valuation allowance	(204.4)	(209.2)
Net deferred tax assets	44.7	39.0

Deferred tax liabilities:
Investment basis and reserve differences	159.5	145.7
Depreciation and amortization	20.0	2.8
Right of use asset	0.1	—
Prepaid expenses and other	2.8	2.4
Capitalized interest	1.3	1.3
Total deferred tax liabilities	183.7	152.2

Deferred tax liability, net	$(139.0)	$(113.2)

The United Kingdom enacted Finance Act 2019, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate held for investment purposes. Transitional provisions allow rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"), because only gains arising from property value increases after such date is subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable and therefore, a full valuation allowance is necessary. During fiscal 2020, the valuation allowance on the UK Basis Step-Up decreased to $97.8 million due to a reduction in UK deferred tax assets arising from the sale of certain UK properties.
During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, and every period thereafter. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not recognition threshold. During the years ended December 31, 2020 and 2019, a portion of the excess tax basis over book basis in KWE reversed as a result of lower tax gains on sales of real

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
estate. As of December 31, 2020, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance is $66.5 million and $66.5 million, respectively.
As of December 31, 2020, Kennedy Wilson had federal, California and other state net operating losses of $2.3 million and $96.5 million, and $9.3 million respectively. All of the federal net operating losses relate to tax years after December 31, 2017. The post-2017 federal net operating losses do not expire but in taxable years beginning after December 31, 2020 are only eligible to offset 80% of taxable income. California net operating losses begin to expire in 2034. As of December 31, 2020, Kennedy Wilson had $245.5 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $67.2 million, which begin to expire in 2023.
The Company's valuation allowance on deferred tax assets decreased by $4.8 million in 2020 and increased by $78.1 million in 2019. The decrease in the valuation allowance during 2020 principally relates to a decrease in the deferred tax asset related to the KWE partnership investment due to lower tax gains on the sales of real estate in 2020. The increase in the 2019 valuation allowance principally relates to a valuation allowance recorded against the deferred tax asset established for the U.K. Basis Step Up.
During July 2019, the IRS initiated an income tax examination of the Company’s federal consolidated tax return for the period ended December 31, 2017. Items requested by the IRS thus far are standard schedules utilized and produced during the normal course of tax return preparation. As of December 31, 2020, the Company is not aware of specific tax position under the scrutiny of the IRS. There were no gross unrecognized tax benefits at December 31, 2020 and 2019. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be significant.
Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2017 through 2019 and 2016 through 2019, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2016 through 2019. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 12—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating and ground leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2021	$1.5
2022	1.5
2023	0.8
2024	0.5
2025	0.4
Thereafter	32.4
Total minimum payments	$37.1
Rental expense was $1.0 million, $1.4 million, and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general and administrative expense in the accompanying consolidated statements of income.
CAPITAL COMMITMENTS—As of December 31, 2020 and 2019, the Company has unfunded capital commitments of $97.4 million and $109.2 million to its joint ventures under the respective operating agreements. In addition to the unfunded capital commitments on its joint venture investments, the Company has $155.9 million of equity commitments relating on consolidated and unconsolidated development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 13—STOCK COMPENSATION PLANS

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
In July 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "First Amended and Restated Plan") under which an additional 6.0 million shares of common stock were reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. During the years ended December 31, 2016, 2015 and 2014, 1.0 million, 1.7 million and 3.3 million, respectively, of restricted common stock were granted under the First Amended and Restated Plan. The terms of the awards granted under the First Amended and Restated Plan were set by the Company's compensation committee at its discretion. The shares of restricted common stock granted under the First Amended and Restated Plan have vested or will vest, as applicable, ratably over a three, four or five-year period based on the achievement of certain performance targets. The performance periods that will be measured for these awards are the Company’s fiscal years ending from December 31, 2014 through December 31, 2020. The shares of restricted common stock which were granted with a three-year vesting period have a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 15% discount was applied to the grant price these shares when computing stock compensation expense. From inception of the plan through December 31, 2020, 5,949,100 shares vested and 136,400 have been forfeited. As of December 31, 2020, all the compensation costs for the First Amended and Restated Plan have been recognized.
In June 2017, Kennedy Wilson adopted and its shareholders approved the Second Amended and Restated 2009 Equity Participation Plan (the "Second Amended and Restated Plan") under which an additional 3.3 million shares of common stock were reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The Second Amended and Restated Plan also allows for share recycling on net settled restricted stock awards, restricted stock unit awards, performance unit awards and performance share awards. During the years ended December 31, 2020, 2019 and 2018, the compensation committee of the board of directors approved the total grant of 2.0 million shares of performance-based restricted shares of Company common stock, 1.9 million performance-based restricted stock units and 1.4 million shares of performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”), and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate Index during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE awards and time-based awards. Certain ROE awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. From inception of the plan through December 31, 2020, 2,171,163 shares have vested and 77,710 shares have been forfeited. As of December 31, 2020, there was $31.0 of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2020, 2019 and 2018 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2020, 2019 and 2018 were 571,983 shares, 764,909 shares, and 486,032 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2020, 2019 and 2018, total payments for the employees’ tax obligations to the taxing authorities were $11.6 million, $16.4 million, and $8.8 million respectively.  These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
During the years ended December 31, 2020, 2019 and 2018, Kennedy Wilson recognized $32.3 million, $30.2 million, and $37.1 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2020, 2019 and 2018:

Shares
Nonvested at December 31, 2018	3,916,948
Granted	64,458
Vested	(1,729,046)
Forfeited	—
Nonvested at December 31, 2019	2,252,360
Granted	2,543,551
Vested	(1,279,433)
Forfeited	(62,710)
Nonvested at December 31, 2020	3,453,768

NOTE 14—EQUITY

Preferred Stock

In October 2019, the Company announced the issuance of a $300 million perpetual preferred equity investment in Kennedy Wilson by affiliates of Eldridge Industries (collectively, "Eldridge"). Under the terms of the agreement, Eldridge purchased $300 million in convertible perpetual preferred stock carrying a 5.75% annual dividend rate, with an initial conversion price of $25.00 per share, representing a premium of 15% to the daily volume weighted average price per share of Kennedy Wilson’s common stock over the 20 trading days ending, and including, October 16, 2019. The preferred stock is callable by Kennedy Wilson on and after October 15, 2024. The convertible perpetual preferred stock is treated as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
Common Stock Repurchase Program
On March 20, 2018, the Company announced that its board of directors authorized a $250.0 million stock repurchase program. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. On November 4, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million.
During the year ended December 31, 2020, Kennedy Wilson repurchased and retired 2,826,644 shares for $45.8 million. During the year ended December 31, 2019, Kennedy Wilson repurchased and retired 221,834 shares for $4.3 million under the previous stock repurchase program.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2020		Year Ended December 31, 2019
	Declared	Paid	Declared	Paid
Preferred Stock	$17.2	$13.6	$2.6	$2.6
Common Stock(1)	125.6	126.1	121.1	114.9
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/27/2019	1/2/2020	$0.2200	$0.0597	$0.1603
3/31/2020	4/7/2020	0.2200	0.0597	0.1603
6/30/2020	7/9/2020	0.2200	0.0597	0.1603
9/30/2020	10/8/2020	0.2200	0.0597	0.1603
	Totals	$0.8800	$0.2388	$0.6412
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Income(1)
Balance at December 31, 2019	$(98.3)	$40.4	$(0.7)	$(58.6)
Unrealized (losses) gains, arising during the period	67.6	(38.0)	(6.9)	22.7
Taxes on unrealized (losses) gains, arising during the period	(1.2)	0.2	1.7	0.7
Amounts reclassified out of AOCI during the period, gross	0.3	—	0.7	1.0
Amounts reclassified out of AOCI during the period, taxes	—	—	(0.2)	(0.2)
Noncontrolling interest	(0.6)	—	—	(0.6)
Balance (of Kennedy Wilson's share) at December 31, 2020	$(32.2)	$2.6	$(5.4)	$(35.0)
(1) Includes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for our interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized losses on foreign currency translation is a result of the weakening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2020.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro and GBP) of certain of its wholly-owned and consolidated subsidiaries. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.

NOTE 15—EARNINGS PER SHARE
In accordance with ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
the participating securities. The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2020, 2019 and 2018:
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2020	2019	2018
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$92.9	$224.1	$150
Net income and dividends allocated to participating securities	—	(0.3)	(0.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	92.9	223.8	149.1
Dividends declared on common shares	(125.6)	(121.1)	(113.0)
Undistributed earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(32.7)	$102.7	$36.1

Distributed earnings per share	$0.88	$0.85	$0.78
Undistributed earnings per share	(0.22)	0.75	0.26
Income per share - basic	0.66	1.60	1.04

Income per share - diluted	$0.66	$1.58	$1.04

Weighted-average shares outstanding for basic	139,741,411	139,729,573	142,895,472
Weighted average shares outstanding for diluted	140,347,365	141,501,323	144,753,421
Dividends declared per common share	$0.88	$0.85	$0.78
There was a total of 13,236,896, 13,133,785 and 0 during the years ended December 31, 2020, 2019 and 2018 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive, respectively. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

NOTE 16—SEGMENT INFORMATION
Segment Presentation
The Company evaluates its reportable segments in accordance with the guidance of ASC Topic 280, Segment Reporting. Kennedy Wilson historically presented Investments and Services as its two main operating segments. As the Company has expanded on its separate account and commingled fund platforms, it determined that the segment presentation detailed below is more indicative of how the business is being run and evaluated by the chief operating decision makers. Unconsolidated investments that had historically been part of the Investments segment and are now included in the Co-Investment Portfolio segment. The Investment Management and Property Services businesses were historically included in the Services segment. The Investment Management business is now presented in the Co-Investment Portfolio segment. This combines the equity the Company invests as well as the fees it earns from its partners on co-investments into one segment to provide a better understanding and evaluation of the total performance of these investments by the Company's chief decision makers. As the Company has grown its Consolidated Portfolio and Co-Investment Portfolio, the Property Services has had a less significant impact on the Company's results and thus Property Services is now presented in Corporate. With the sale of KWP in the fourth quarter of 2020, the Property Services is no longer part of the Company's results.

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
•Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets, including loans secured by real estate, through the commingled funds and joint ventures that it manages; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that it earns on its fee bearing capital. The Company typically owns a 5-50% ownership interest in the assets in its Co-investment Portfolio.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

In addition to the Company's two primary business segments the Company's Corporate segment includes, among other things, corporate overhead and Property Services for all periods prior to its sale in the fourth quarter 2020.

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
During the year ended December 31, 2020, the Company deconsolidated its investment in KW Europe Fund II as the Company no longer held a controlling financial interest in it. Amounts for KW Europe Fund II are in the Consolidated Portfolio segment in the prior period and in the Co-Investment Portfolio segment for the current period.
No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.

The following tables summarize the income and expense activity by segment for the years ended December 31, 2020, 2019 and 2018 and total assets as of December 31, 2020 and 2019.

	Year Ended December 31, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$403.9	$—	$—	$403.9
Hotel	13.9	—	—	13.9
Investment management, property services and research fees	—	22.5	10.6	33.1
Total revenue	417.8	22.5	10.6	450.9
Expenses
Rental	135.7	—	—	135.7
Hotel	13.8	—	—	13.8
Commission and marketing	—	—	2.8	2.8
Compensation and related	59.7	21.0	63.7	144.4
General and administrative	20.6	5.9	8.1	34.6
Depreciation and amortization	179.6	—	—	179.6
Total expenses	409.4	26.9	74.6	510.9
Income from unconsolidated investments, net of depreciation and amortization	—	81.0	—	81.0
Gain on sale of real estate, net	338.0	—	—	338.0
Transaction-related expenses	(0.9)	—	—	(0.9)
Interest expense	(141.7)	—	(69.5)	(211.2)
Other (loss) income	(0.6)	—	5.1	4.5
Provision for income taxes	(18.4)	—	(25.2)	(43.6)
Net income (loss)	184.8	76.6	(153.6)	107.8
Net loss attributable to noncontrolling interests	2.3	—	—	2.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$187.1	$76.6	$(170.8)	$92.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

	Year Ended December 31, 2019

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$447.4	$—	$—	$447.4
Hotel	80.5	—	—	80.5
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	24.9	15.8	40.7
Total revenue	529.0	24.9	15.8	569.7
Expenses
Rental	152.9	—	—	152.9
Hotel	60.1	—	—	60.1
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	—	3.8	3.8
Compensation and related	71.0	15.1	65.7	151.8
General and administrative	26.3	5.6	10.5	42.4
Depreciation and amortization	187.6	—	—	187.6
Total expenses	499.1	20.7	80.0	599.8
Income from unconsolidated investments, net of depreciation and amortization	—	179.7	—	179.7
Gain on sale of real estate, net	434.4	—	—	434.4
Transaction-related expenses	(6.8)	—	—	(6.8)
Interest expense	(145.6)	—	(69.5)	(215.1)
Other income	2.8	—	(2.4)	0.4
Provision for from income taxes	(14.5)	—	(26.9)	(41.4)
Net income (loss)	300.2	183.9	(163.0)	321.1
Net income attributable to noncontrolling interests	(94.4)	—	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.6)	(2.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$205.8	$183.9	$(165.6)	$224.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

	Year Ended December 31, 2018

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$514.6	$—	$—	$514.6
Hotel	155.7	—	—	155.7
Sale of real estate	56.8	—	—	56.8
Investment management, property services and research fees	—	15.4	29.9	45.3
Total revenue	727.1	15.4	29.9	772.4
Expenses
Rental	160.8	—	—	160.8
Hotel	121.5	—	—	121.5
Cost of real estate sold	52.5	—	—	52.5
Commission and marketing	—	—	5.9	5.9
Compensation and related	64.7	20.5	83.6	168.8
General and administrative	28.1	7.5	15.2	50.8
Depreciation and amortization	206.1	—	—	206.1
Total expenses	633.7	28.0	104.7	766.4
Income from unconsolidated investments, net of depreciation and amortization	—	78.7	—	78.7
Gain on sale of real estate, net	371.8	—	—	371.8
Gain on sale of business	—	—	40.4	40.4
Transaction-related expenses	(1.7)	—	—	(1.7)
Interest expense	(161.0)	—	(77.2)	(238.2)
Other income	0.7	—	12.4	13.1
Provision for income taxes	(14.0)	—	(44.0)	(58.0)
Net income (loss)	289.2	66.1	(143.2)	212.1
Net income attributable to noncontrolling interests	(62.1)	—	—	(62.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$227.1	$66.1	$(143.2)	$150.0

	December 31,
(Dollars in millions)	2020	2019
Assets
Consolidated	$5,562.4	$5,679.7
Co-investment	1,396.4	1,326.5
Corporate	370.2	298.3
Total assets	$7,329.0	$7,304.5

	December 31,
(Dollars in millions)	2020	2019	2018
Expenditures for long lived assets
Investments	$(264.2)	$(402.0)	$(571.8)
Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
United States	$274.2	$275.7	$327.7
Europe	176.7	294.0	444.7
Total revenue	$450.9	$569.7	$772.4

NOTE 17—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2020 and 2019, respectively; consolidating statements of income and comprehensive (loss) income for the years ended December 31, 2020, 2019 and 2018, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2020, 2019 and 2018, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2020 or 2019 and for the years ended December 31, 2020, 2019 or 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$105.5	$174.5	$685.1	$—	$965.1
Accounts receivable	—	0.2	15.5	32.2	—	47.9
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,009.7	2,710.8	—	4,720.5
Unconsolidated investments	—	15.1	459.4	814.8	—	1,289.3
Investments in and advances to consolidated subsidiaries	1,686.5	3,173.4	1,768.4	—	(6,628.3)	—
Other assets	—	10.3	69.3	226.6	—	306.2
Total assets	$1,686.5	$3,304.5	$4,496.8	$4,469.5	$(6,628.3)	$7,329.0

Liabilities
Accounts Payable	—	0.2	1.9	28.0	—	30.1
Accrued expenses and other liabilities	42.0	285.6	49.6	154.5	—	531.7
Mortgage debt	—	—	1,271.9	1,317.9	—	2,589.8
KW unsecured debt	—	1,332.2	—	—	—	1,332.2
KWE unsecured bonds	—	—	—	1,172.5		1,172.5
Total liabilities	42.0	1,618.0	1,323.4	2,672.9	—	5,656.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,644.5	1,686.5	3,173.4	1,768.4	(6,628.3)	1,644.5
Noncontrolling interests	—	—	—	28.2	—	28.2
Total equity	1,644.5	1,686.5	3,173.4	1,796.6	(6,628.3)	1,672.7
Total liabilities and equity	$1,686.5	$3,304.5	$4,496.8	$4,469.5	$(6,628.3)	$7,329.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$30.8	$6.4	$102.7	$434.0	$—	$573.9
Accounts receivable	—	—	13.9	38.2	—	52.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,052.3	3,027.9	—	5,080.2
Unconsolidated investments	—	18.2	526.0	782.3	—	1,326.5
Investments in and advances to consolidated subsidiaries	1,682.3	3,037.5	1,660.5	—	(6,380.3)	—
Other assets	—	—	61.1	210.7	—	271.8
Total assets	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Liabilities
Accounts Payable	$—	$0.9	$3.4	$16.1	$—	$20.4
Accrued expenses and other liabilities	34.4	247.2	59.7	176.7	—	518.0
Mortgage debt	—	—	1,315.9	1,325.1	—	2,641.0
KW unsecured debt	—	1,131.7	—	—	—	1,131.7
KWE unsecured bonds	—	—	—	1,274.2	—	1,274.2
Total liabilities	34.4	1,379.8	1,379.0	2,792.1	—	5,585.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,678.7	1,682.3	3,037.5	1,660.5	(6,380.3)	1,678.7
Noncontrolling interests	—	—	—	40.5		40.5
Total equity	1,678.7	1,682.3	3,037.5	1,701.0	(6,380.3)	1,719.2
Total liabilities and equity	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$190.1	$213.8	$—	$403.9
Hotel	—	—	—	13.9	—	13.9
Investment management, property services, and research fees	—	—	28.5	4.6	—	33.1
Total revenue	—	—	218.6	232.3	—	450.9
Expenses
Rental	—	—	72.5	63.2	—	135.7
Hotel	—	—	—	13.8	—	13.8
Commission and marketing	—	—	2.8	—	—	2.8
Compensation and related	33.5	68.0	37.4	5.5	—	144.4
General and administrative	—	17.2	11.2	6.2	—	34.6
Depreciation and amortization	—	1.5	79.9	98.2	—	179.6
Total expenses	33.5	86.7	203.8	186.9	—	510.9
Income from unconsolidated investments, net of depreciation and amortization	—	0.6	(0.6)	81.0	—	81.0
Income from consolidated subsidiaries	141.3	320.1	294.0	—	(755.4)	—
Gain on sale of real estate, net	—	—	65.9	272.1	—	338.0
Transaction-related expenses	—	(0.2)	(0.3)	(0.4)	—	(0.9)
Interest expense	—	(69.5)	(52.3)	(89.4)	—	(211.2)
Other income	—	2.2	(0.7)	3.0	—	4.5
Income before provision from income taxes	107.8	166.5	320.8	311.7	(755.4)	151.4
Provision for income taxes	—	(25.2)	(0.7)	(17.7)	—	(43.6)
Net income	107.8	141.3	320.1	294.0	(755.4)	107.8
Net loss attributable to the noncontrolling interests	—	—	—	2.3	—	2.3
Preferred dividends and accretion of preferred stock issuance costs	(17.2)	—	—	—	—	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$90.6	$141.3	$320.1	$296.3	$(755.4)	$92.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$173.6	$273.8	$—	$447.4
Hotel	—	—	—	80.5	—	80.5
Sale of real estate	—	—	—	1.1	—	1.1
Investment management, property services, and research fees	—	0.8	36.6	3.3	—	40.7
Total revenue	—	0.8	210.2	358.7	—	569.7
Expenses
Rental	—	—	64.3	88.6	—	152.9
Hotel	—	—	—	60.1	—	60.1
Cost of real estate sold	—	—	—	1.2	—	1.2
Commission and marketing	—	—	3.8	—	—	3.8
Compensation and related	31.8	75.0	39.2	5.8	—	151.8
General and administrative	—	19.8	15.9	6.7	—	42.4
Depreciation and amortization	—	1.1	62.5	124.0	—	187.6
Total expenses	31.8	95.9	185.7	286.4	—	599.8
Income from unconsolidated investments	—	0.1	83.3	96.3	—	179.7
Income from consolidated subsidiaries	352.8	547.7	479.8	—	(1,380.3)	—
Gain on sale of real estate, net	—	—	8.2	426.2	—	434.4
Transaction-related expenses	—	(3.1)	(0.2)	(3.5)	—	(6.8)
Interest expense	—	(69.5)	(49.2)	(96.4)	—	(215.1)
Other income (loss)	0.1	(0.3)	0.2	0.4	—	0.4
Income before (provision for) benefit from income taxes	321.1	379.8	546.6	495.3	(1,380.3)	362.5
(Provision for) benefit from income taxes	—	(26.9)	1.1	(15.6)	—	(41.4)
Net income	321.1	352.9	547.7	479.7	(1,380.3)	321.1
Net income attributable to the noncontrolling interests	—	—	—	(94.4)	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	(2.6)	—	—	—	—	(2.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$318.5	$352.9	$547.7	$385.3	$(1,380.3)	$224.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$168.4	$346.2	$—	$514.6
Hotel	—	—	—	155.7	—	155.7
Sale of real estate	—	—	—	56.8	—	56.8
Investment management, property services, and research fees	—	—	41.9	3.4	—	45.3
Total revenue	—	—	210.3	562.1	—	772.4
Expenses
Rental	—	—	62.3	98.5	—	160.8
Hotel	—	—	—	121.5	—	121.5
Cost of real estate sold	—	—	—	52.5	—	52.5
Commission and marketing	—	—	5.9	—	—	5.9
Compensation and related	37.1	71.3	55.1	5.3	—	168.8
General and administrative	—	20.3	21.2	9.3	—	50.8
Depreciation and amortization	—	1.3	56.9	147.9	—	206.1
Total expenses	37.1	92.9	201.4	435.0	—	766.4
Income from unconsolidated investments	—	(1.3)	60.3	19.7	—	78.7
Income from consolidated subsidiaries	249.2	451.3	332.7	—	(1,033.2)	—
Gain on sale of real estate, net	—	—	61.4	310.4	—	371.8
Gain on sale of business	—	—	40.4	—	—	40.4
Transaction-related expenses	—	(0.1)	(1.1)	(0.5)	—	(1.7)
Interest expense	—	(77.1)	(52.8)	(108.3)	—	(238.2)
Other income (loss)	—	13.3	0.1	(0.3)	—	13.1
Income (loss) before (provision for) benefit from income taxes	212.1	293.2	449.9	348.1	(1,033.2)	270.1
(Provision for) benefit from income taxes	—	(44.0)	1.4	(15.4)	—	(58.0)
Net income	212.1	249.2	451.3	332.7	(1,033.2)	212.1
Net income attributable to the noncontrolling interests	—	—	—	(62.1)	—	(62.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$212.1	$249.2	$451.3	$270.6	$(1,033.2)	$150.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$107.8	$141.3	$320.1	$294.0	$(755.4)	$107.8

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	66.5	66.5	(3.5)	65.0	(128.0)	66.5
Amounts reclassified from accumulated other comprehensive income	0.8	0.8	—	0.2	(1.0)	0.8
Unrealized forward contract forward currency (loss) gain	(37.8)	(37.8)	5.0	(42.8)	75.6	(37.8)
Unrealized loss on interest rate swaps	(5.3)	(5.3)	—	—	5.3	(5.3)
Total other comprehensive income for the period	$24.2	$24.2	$1.5	$22.4	$(48.1)	$24.2

Comprehensive income	$132.0	$165.5	$321.6	$316.4	$(803.5)	$132.0
Comprehensive income attributable to noncontrolling interests	—	—	—	1.7	—	1.7
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$132.0	$165.5	$321.6	$318.1	$(803.5)	$133.7

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$321.1	$352.9	$547.7	$479.7	$(1,380.3)	$321.1

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(13.3)	(13.3)	16.1	(4.7)	1.9	(13.3)
Amounts reclassified from accumulated other comprehensive income	10.4	10.4	—	10.4	(20.8)	10.4
Unrealized forward contract forward currency gain (loss)	38.7	38.7	(15.4)	54.1	(77.4)	38.7
Unrealized loss on interest rate swaps	(0.7)	(0.7)	—	—	0.7	(0.7)
Total other comprehensive income for the period	35.1	35.1	0.7	59.8	(95.6)	35.1

Comprehensive income	$356.2	$388.0	$548.4	$539.5	$(1,475.9)	$356.2
Comprehensive income attributable to noncontrolling interests	—	—	—	(105.0)	—	(105.0)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$356.2	$388.0	$548.4	$434.5	$(1,475.9)	$251.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$212.1	$249.2	$451.3	$332.7	$(1,033.2)	$212.1

Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	(62.6)	(62.6)	(45.7)	(61.6)	169.9	(62.6)
Amounts reclassified from accumulated other comprehensive income	13.2	13.2	—	18.3	(31.5)	13.2
Unrealized forward contract forward currency gain (loss)	38.3	38.3	46.1	(7.8)	(76.6)	38.3
Total other comprehensive loss for the period	(11.1)	(11.1)	0.4	(51.1)	61.8	(11.1)

Comprehensive income	$201.0	$238.1	$451.7	$281.6	$(971.4)	$201.0
Comprehensive income attributable to noncontrolling interests	—	—	—	(65.4)	—	(65.4)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$201.0	$238.1	$451.7	$216.2	$(971.4)	$135.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$3.4	$(136.9)	$14.4	$106.5	$(12.6)
Cash flows from investing activities:
Proceeds from collection of loans	—	—	—	34.1	34.1
Issuance of loans	—	(7.6)	—	(81.0)	(88.6)
Investment in marketable securities		(12.1)	—	—	(12.1)
Proceeds from sale of marketable securities	—	10.2	—	—	10.2
Net proceeds from sale of consolidated real estate	—	—	167.5	660.3	827.8
Purchases of consolidated real estate	—	—	(28.0)	(42.1)	(70.1)
Capital expenditures to real estate	—	—	(59.1)	(135.0)	(194.1)
Investing distributions from unconsolidated investments	—	4.0	44.1	129.4	177.5
Contributions to unconsolidated investments	—	(0.1)	(19.2)	(92.3)	(111.6)
Proceeds from settlement of foreign currency derivative contracts	—	—	15.5	—	15.5
Proceeds from development project asset	—	—	—	2.2	2.2
Distributions from (investments in) consolidated subsidiaries, net	162.9	45.9	2.7	(211.5)	—
Net cash (used in) provided by investing activities	162.9	40.3	123.5	264.1	590.8
Cash flow from financing activities:
Borrowings under line of credit/term loan	—	200.0	—	—	200.0
Borrowings under mortgage debt	—	—	84.0	212.4	296.4
Repayment of mortgage debt	—	—	(149.3)	(337.8)	(487.1)
Payment of loan fees	—	(4.3)	(0.8)	(0.5)	(5.6)
Borrowings (repayment) of shareholder loans to noncontrolling interests	—	—	—	1.2	1.2
Repurchase of common stock	(57.4)	—	—	—	(57.4)
Common stock dividends paid	(126.1)	—	—	—	(126.1)
Preferred stock dividends paid	(13.6)	—	—	—	(13.6)
Contributions from noncontrolling interests	—	—	—	4.5	4.5
Distributions to noncontrolling interests	—	—	—	(18.9)	(18.9)
Net cash (used in) provided by financing activities	(197.1)	195.7	(66.1)	(139.1)	(206.6)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	19.6	19.6
Net change in cash and cash equivalents	(30.8)	99.1	71.8	251.1	391.2
Cash and cash equivalents, beginning of year	30.8	6.4	102.7	434.0	573.9
Cash and cash equivalents, end of year	$—	$105.5	$174.5	$685.1	$965.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(3.7)	$(130.4)	$24.1	$90.5	$(19.5)
Cash flows from investing activities:
Issuance of loans	—	—	(2.3)	(0.4)	(2.7)
Collections of loans	—	—	0.6	—	0.6
Net proceeds from sale of real estate	—	—	27.6	673.4	701.0
Purchases of and additions to real estate	—	—	(97.5)	(113.4)	(210.9)
Capital expenditures to real estate	—	—	(59.8)	(131.3)	(191.1)
Investing distributions from unconsolidated investments	—	0.8	80.6	33.6	115.0
Contributions to unconsolidated investments	—	(1.7)	(153.9)	(110.4)	(266.0)
Proceeds from settlement of foreign currency derivative contracts	—	—	33.4	—	33.4
Additions to development project asset	—	—	—	(1.2)	(1.2)
Proceeds from development project asset	—	—	—	4.2	4.2
(Investments in) distributions from consolidated subsidiaries, net	(122.5)	210.8	160.3	(248.6)	—
Net cash (used in) provided by investing activities	(122.5)	209.9	(11.0)	105.9	182.3
Cash flow from financing activities:
Borrowings under line of credit/term loan	—	125.0	—	—	125.0
Repayment of line of credit/term loan	—	(200.0)	—	—	(200.0)
Borrowings under mortgage debt	—	—	3.5	485.1	488.6
Repayment of mortgage debt	—	—	(15.0)	(376.4)	(391.4)
Payment of loan fees	—	—	(0.8)	(4.0)	(4.8)
Repayment of shareholder loans to noncontrolling interests	—	—	—	(11.2)	(11.2)
Repurchase of common stock	(20.7)	—	—	—	(20.7)
Issuance of preferred stock	295.2	—	—	—	295.2
Common stock dividends paid	(114.9)	—	—	—	(114.9)
Preferred stock dividends paid	(2.6)	—	—	—	(2.6)
Contributions from noncontrolling interests	—	—	—	15.0	15.0
Distributions to noncontrolling interests	—	—	—	(264.0)	(264.0)
Net cash provided by (used in) financing activities	157.0	(75.0)	(12.3)	(155.5)	(85.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8.9	8.9
Net change in cash and cash equivalents	30.8	4.5	0.8	49.8	85.9
Cash and cash equivalents, beginning of year	—	1.9	101.9	384.2	488.0
Cash and cash equivalents, end of year	$30.8	$6.4	$102.7	$434.0	$573.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities:	$(1.2)	$(133.7)	$66.3	$161.7	$93.1
Cash flows from investing activities:
Additions to loans	—	—	(0.9)	(1.3)	(2.2)
Collections of loans	—	—	5.8	—	5.8
Nonrefundable escrow deposits	—	(5.0)	—	—	(5.0)
Net proceeds from sale of real estate	—	—	161.2	1,224.9	1,386.1
Net proceeds from sale of a business	—	—	43.4	—	43.4
Purchases of and additions to real estate	—	—	(242.3)	(113.5)	(355.8)
Capital expenditures to real estate	—	—	(27.9)	(188.1)	(216.0)
Investment in marketable securities	—	(0.2)	—	—	(0.2)
Proceeds from sale of marketable securities	—	—	7.4	—	7.4
Investing distributions from unconsolidated investments	—	—	25.9	37.8	63.7
Contributions to unconsolidated investments	—	(1.2)	(92.9)	(302.0)	(396.1)
Proceeds from settlement of foreign currency derivative contracts	—	10.7	—	—	10.7
Purchases of foreign currency derivative contracts	—	(0.6)	—	—	(0.6)
Additions to development project asset	—	—	—	(29.1)	(29.1)
Proceeds from development project asset	—	—	—	81.0	81.0
Distributions from (investments in) consolidated subsidiaries, net	290.3	81.4	55.8	(427.5)	—
Net cash (used in) provided by investing activities	290.3	85.1	(64.5)	282.2	593.1
Cash flow from financing activities:
Borrowings under senior notes payable	—	246.6	—	—	246.6
Borrowings under lines of credit/term loan	—	225.0	—	—	225.0
Repayment of lines of credit/term loan	—	(450.0)	—	—	(450.0)
Borrowings under mortgage debt	—	—	325.3	399.7	725.0
Repayment of mortgage debt	—	—	(278.1)	(588.7)	(866.8)
Debt issue costs	—	(4.5)	(2.0)	(3.0)	(9.5)
Repurchase of common stock	(177.9)	—	—	—	(177.9)
Dividends paid	(111.2)	—	—	—	(111.2)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Contributions from noncontrolling interests	—	—	—	23.2	23.2
Distributions to noncontrolling interests	—	—	—	(116.0)	(116.0)
Net cash provided by (used in) financing activities	(289.1)	17.1	45.2	(302.0)	(528.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(20.7)	(20.7)
Net change in cash and cash equivalents	—	(31.5)	47.0	121.2	136.7
Cash and cash equivalents, beginning of year	—	33.4	54.9	263.0	351.3
Cash and cash equivalents, end of year	$—	$1.9	$101.9	$384.2	$488.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018

NOTE 18—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2020	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$106.5	$114.2	$106.9	$123.3
Expenses	149.0	116.3	115.8	129.8
Other income (expenses)(1)	268.9	(30.4)	(33.4)	6.3
Income (loss) before provision for income taxes	226.4	(32.5)	(42.3)	(0.2)
(Provision for) benefit from income taxes	(53.9)	12.8	3.2	(5.7)
Net income (loss)	172.5	(19.7)	(39.1)	(5.9)
Net income (loss) attributable to noncontrolling interests	1.8	(1.1)	1.3	0.3
Preferred dividends and accretion of preferred stock issuance costs	$(4.3)	$(4.3)	$(4.3)	$(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$170.0	$(25.1)	$(42.1)	$(9.9)
Basic earnings (loss) per share	$1.23	$(0.18)	$(0.30)	$(0.07)
Diluted earnings (loss) per share	$1.21	$(0.18)	$(0.30)	$(0.07)
(1) The fourth quarter of 2020 includes $287.0 million of gain on sale of real estate, net relating to the sale of Baggot Plaza, Club Palisades and the sale of assets to the Industrial JV.

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$142.3	$143.0	$143.7	$140.7
Expenses	155.0	147.9	143.8	153.1
Other income(1)	177.9	34.5	162.2	18.0
Income before provision for income taxes	165.2	29.6	162.1	5.6
Provision for income taxes	(6.3)	(10.2)	(20.9)	(4.0)
Net income	158.9	19.4	141.2	1.6
Net loss (income) attributable to noncontrolling interests	1.6	1.3	(90.4)	(6.9)
Preferred dividends and accretion of preferred stock issuance costs	$(2.6)	$—	$—	$—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$157.9	$20.7	$50.8	$(5.3)
Basic earnings (loss) per share	$1.13	$0.15	$0.36	$(0.04)
Diluted earnings (loss) per share	$1.12	$0.15	$0.36	$(0.04)
(1) The fourth quarter of 2019 includes $112.4 million of gain on sale of real estate, net relating to two assets that the Company sold a 20% interest and are now deconsolidated and treated as unconsolidated investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2020, 2019 and 2018
NOTE 19—SUBSEQUENT EVENTS

On February 11, 2021, Kennedy-Wilson, Inc., issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “notes”). The notes will be senior, unsecured obligations of Kennedy Wilson and will be guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson. The net proceeds from the issuance and sale of the notes was approximately $987.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.
The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The notes will mature on March 1, 2029 (in the case of the 2029 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024, Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

On January 27, 2021 the Company announced a tender offer for up to $1.0 billion aggregate principal amount of outstanding 2024 Notes. On February 9, 2021, $576.5 million aggregate principal amount of the 2024 Notes had been validly tendered and not validly withdrawn. Kennedy Wilson intends to redeem an aggregate principal amount of 2024 notes that will cause the total principal amount of 2024 notes purchased in the tender offer or redeemed to be at least $1.0 billion. With the tender premium, intention to redeem remaining 2024 Notes up to $1.0 billion and the write off of previously capitalized loan fees associated with the 2024 Notes the Company will recognize approximately $30 million of interest expense in 2021 associated with bond refinancing transactions in the event that the Company purchases and redeems a total of $1.0 billion of the 2024 Notes.

On February 17, 2021 the Company repaid $100.0 million on its revolving line of credit and currently has an outstanding balance of $100.0 million and has $400.0 million available to draw.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2020

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2020(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.6	$11.5	$54.1	$65.6	$(7.5)	39 years	1955/1981/1982	2013
Retail	Mountain States	1.2	0.5	1.2	0.4	0.5	1.6	2.1	(0.3)	39 years	1981	2013
Retail	Mountain States	10.0	2.1	2.9	1.8	1.8	4.7	6.5	(0.6)	39 years	1958/1974-1976/1985/1989/2006	2013
Retail	Mountain States	4.2	2.6	5.6	1.2	2.6	6.8	9.4	(1.1)	39 years	1980/1983	2013
Retail	Southern California	27.0	9.1	14.0	11.9	9.1	25.9	35.0	(3.5)	39 years	1985	2014
Commercial portfolio	United Kingdom	—	16.8	24.2	13.3	3.1	47.8	50.9	(7.8)	39 years	Various	2014
Commercial portfolio	United Kingdom	100.1	78.5	289.0	33.8	56.7	259.7	316.4	(46.5)	39 years	Various	2014
Office	Ireland	—	2.0	4.4	—	1.5	6.1	7.6	(1.0)	39 years	Various	2014
Office	Ireland	86.0	8.2	102.6	—	7.3	92.1	99.4	(15.0)	39 years	2003	2014
Retail	Ireland	106.4	59.8	83.1	27.8	53.7	102.4	156.1	(12.4)	39 years	1966/2005	2014
Office	Ireland	83.8	20.4	73.8	5.8	18.3	72.0	90.3	(13.1)	39 years	1980	2014
Office	United Kingdom	—	85.3	232.0	25.3	83.6	225.5	309.1	(46.0)	39 years	2003	2014
Retail	United Kingdom	72.5	6.2	109.5	7.2	5.1	97.3	102.4	(16.1)	39 years	2010	2014
Office	Southern California	22.5	37.8	60.6	17.7	37.8	78.3	116.1	(12.0)	39 years	1982	2015
Office	Southern California	28.8	11.6	36.5	4.6	11.6	41.1	52.7	(7.8)	39 years	1968	2015
Office	Southern California	35.0	20.7	47.9	25.9	20.7	53.6	74.3	(8.4)	39 years	1982	2015
Commercial portfolio	United Kingdom	187.1	128.4	216.4	8.0	107.0	187.5	294.5	(27.9)	39 years	Various	2015
Office portfolio	United Kingdom	—	28.1	58.6	22.4	31.5	66.2	97.7	(6.9)	39 years	Various	2015
Retail portfolio	Spain	—	1.8	5.0	—	1.9	5.5	7.4	(0.7)	39 years	Various	2015
Retail	Spain	43.6	27.1	46.2	13.9	32.4	69.2	101.6	(8.6)	39 years	1995	2015
Office portfolio	Italy	—	26.3	74.8	0.7	35.4	101.0	136.4	(12.6)	39 years	Various	2015
Retail	Mountain States	6.7	2.6	9.5	3.9	2.6	13.4	16.0	(1.2)	39 years	1961	2016
Office building	Ireland	—	2.0	11.9	0.2	2.2	13.4	15.6	(1.5)	39 years	2007	2016
Retail	Mountain States	27.5	9.0	29.9	1.1	9.0	31.0	40.0	(3.4)	39 years	1984/2008	2016
Office portfolio	United Kingdom	69.9	32.1	70.4	2.0	30.2	68.3	98.5	(8.2)	39 years	Various	2016
Office	Ireland	—	4.2	64.0	2.0	4.5	69.9	74.4	(8.1)	39 years	2009	2016
Retail	Mountain States	3.7	1.2	5.4	0.5	1.2	5.9	7.1	(0.6)	39 years	1995/1996	2016
Retail	Pacific Northwest	5.3	2.3	8.1	1.5	2.2	9.2	11.4	(0.7)	39 years	1956	2017

Office	Pacific Northwest	77.0	30.6	106.0	3.2	30.6	109.2	139.8	(9.8)	39 years	1999/2001	2017
Retail	Mountain States	12.0	4.1	12.2	0.2	4.1	12.9	17.0	(1.1)	39 years	1967/1983	2017
Office	Ireland	—	4.9	18.5	7.9	5.0	27.1	32.1	(1.7)	39 years	1841	2017
Office	Ireland	26.2	11.0	—	43.3	11.5	43.3	54.8	—	39 years	1840/2000	2017
Office	Southern California	17.8	27.4	6.9	5.7	27.4	12.6	40.0	(0.3)	39 years	1956	2018
Office	Northern California	61.4	23.5	57.3	0.3	23.5	57.6	81.1	(1.7)	39 years	2000	2019
Industrial	United Kingdom	—	—	41.3	—	—	41.3	41.3	—	39 years	2006/2007	2020

Multifamily
450-unit asset	Mountain States	44.1	18.4	43.0	7.8	18.4	52.1	70.5	(13.7)	39 years	1974	2013
178-unit asset	Northern California	31.4	12.3	18.5	9.4	12.3	28.9	41.2	(10.5)	39 years	1975	2012
217-unit asset	Pacific Northwest	22.2	2.6	41.4	3.9	2.5	43.0	45.5	(10.7)	39 years	2011	2012
366-unit asset	Mountain States	52.6	9.1	36.3	11.3	9.1	47.6	56.7	(15.8)	39 years	2000	2012
203-unit asset	Pacific Northwest	19.5	2.6	23.8	2.7	2.6	27.2	29.8	(5.9)	39 years	2005	2014
542-unit asset	Northern California	89.2	38.3	57.5	10.8	38.3	68.9	107.2	(16.1)	39 years	1987	2014
324-unit asset	Mountain States	24.8	3.2	28.6	7.5	3.2	36.0	39.2	(8.6)	39 years	1996	2014
280-unit asset	Pacific Northwest	36.6	6.0	40.3	2.7	6.0	43.0	49.0	(7.8)	39 years	2004/2006	2014
Condo	Pacific Northwest	—	—	0.2	—	—	1.0	1.0	(0.1)	39 years	2005	2014
208-unit asset	Southern California	37.3	9.3	37.3	5.7	9.3	43.0	52.3	(8.5)	39 years	2004	2015
1,008-unit asset	Northern California	175.0	62.3	152.5	21.1	62.3	173.6	235.9	(31.3)	39 years	1988	2015
460-unit asset	Southern California	46.7	13.2	53.0	5.1	13.2	58.1	71.3	(9.9)	39 years	1988	2015
204-unit asset	Mountain States	14.3	2.0	17.6	3.0	2.0	20.6	22.6	(3.2)	39 years	1999	2016
168-unit asset	Mountain States	10.9	1.8	13.1	2.7	1.8	15.7	17.5	(2.6)	39 years	1992	2016
430-unit asset	Pacific Northwest	62.6	12.8	67.4	4.0	12.8	71.3	84.1	(9.1)	39 years	2006	2016
386-unit asset	Southern California	66.0	—	81.4	8.3	—	89.8	89.8	(11.6)	39 years	2002	2016
157-unit asset	Southern California	42.9	14.5	46.0	1.3	14.5	47.3	61.8	(5.6)	39 years	2013	2016
Land	Southern California	—	0.6	—	—	3.8	—	3.8	—	39 years	N/A	2018
408-unit asset	Pacific Northwest	60.4	9.3	83.3	4.1	9.3	87.4	96.7	(10.4)	39 years	1998	2016
300-unit asset	Mountain States	39.0	4.8	29.2	4.8	4.8	34.1	38.9	(3.6)	39 years	1995	2017
210-unit asset	Pacific Northwest	29.0	11.0	46.7	0.9	11.0	47.6	58.6	(4.2)	39 years	2007	2017
Land	Mountain States	—	0.2	—	—	4.6	—	4.6	—	39 years	N/A	2018
200-unit asset	Mountain States	20.7	1.4	25.9	0.8	1.4	26.7	28.1	(2.4)	39 years	2012	2017
264-unit asset	Pacific Northwest	25.2	6.4	44.9	4.3	6.4	49.2	55.6	(4.7)	39 years	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	—	26.8	107.9	134.7	(8.6)	39 years	2016	2017
179-unit asset	Pacific Northwest	33.0	11.9	47.4	0.2	11.9	48.8	60.7	(4.0)	39 years	2013	2017
88-unit asset	Mountain States	8.6	2.6	10.4	1.0	2.6	11.6	14.2	(1.2)	39 years	1988	2018
492-unit asset	Mountain States	59.2	15.8	63.2	5.2	15.9	68.5	84.4	(6.0)	39 years	1985	2018
Land	Mountain States	8.0	0.8	—	—	0.7	9.2	9.9	—	39 years	N/A	2018
Land	Mountain States	—	2.1	—	—	4.3	—	4.3	—	39 years	N/A	2018
293-unit asset	Mountain States	19.9	7.2	28.8	0.7	7.2	29.5	36.7	(1.9)	39 years	1995	2018
188-unit asset	Mountain States	13.5	4.9	19.7	6.0	4.9	25.7	30.6	(2.0)	39 years	1985	2018

Land	Mountain States	20.5	5.7	—	0.2	1.9	34.7	36.6	(0.2)	39 years	N/A	2018
222-unit asset	Mountain States	28.8	9.6	38.6	1.4	9.6	39.9	49.5	(2.3)	39 years	1996	2018
Land	Mountain States	26.9	4.0	—	—	50.0	—	50.0	—	39 years	N/A	2019
Land	Mountain States	—	—	—	—	—	2.3	2.3	—	39 years	N/A	2019
360-unit asset	Mountain States	52.7	16.4	65.7	0.2	16.4	66.0	82.4	(1.8)	39 years	2015	2019
260-unit asset	Mountain States	40.1	13.4	53.6	—	13.4	53.7	67.1	(0.2)	39 years	2014	2020

Hotel
Hotel	Ireland	88.0	54.0	114.3	37.9	50.8	148.1	198.9	(31.2)	39 years	1824/2005	2014

Development
Retail	Spain	—	—	34.7	11.9	—	49.0	49.0	—	N/A	N/A	2015
Office	Ireland	18.1	0.5	3.4	23.4	0.6	34.1	34.7	—	N/A	Various	2015
Retail	Spain	—	—	13.9	—	—	15.1	15.1	—	N/A	N/A	2017
Retail	Ireland	—	17.2	—	6.8	18.6	6.8	25.4	—	N/A	N/A	2017
Land	United Kingdom		4.2	—	0.1	4.1	0.5	4.6	—	N/A	N/A	2018
Office	Ireland	—	—	1.3	—	—	1.3	1.3	—	N/A	N/A	2020

2700 acres	Hawaii	—	31.7	3.8	0.7	32.2	4.3	36.5	(2.0)	N/A	1912	2010
3 Lots	Hawaii	—	16.5	—	—	16.5	—	16.5	—	N/A	N/A	2020
Grand Total		$2,602.4	$1,226.8	$3,542.3	$546.0	$1,225.1	$3,982.6	$5,207.7	$(551.8)
(1) The tax basis of all the properties in aggregate totaled $4,620.9 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
(Dollars in millions)	2020	2019	2018
Balance at the beginning of period	$5,430.5	$5,981.7	$6,578.6
Additions during the period:
Other acquisitions	183.0	176.2	210.3
Improvements	108.4	270.0	355.1
Foreign currency	129.9	26.7	(191.7)
Deductions during the period:
Cost of real estate sold	(644.1)	(1,024.1)	(970.6)
Balance at close of period	$5,207.7	$5,430.5	$5,981.7

Changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
(Dollars in millions)	2020	2019	2018
Balance at the beginning of period	$466.8	$406.5	$344.0
Additions during the period:
Depreciation expense	121.5	110.2	110.8
Deductions during the period:
Dispositions	(54.5)	(49.0)	(36.0)
Foreign currency	18.0	(0.9)	(12.3)
Balance at close of period	$551.8	$466.8	$406.5

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2020 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:
(1)Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 68 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 69 of this report, are incorporated by reference into this Item 15.
(2)Financial Statement Schedules. Schedule III is listed in the Index to Consolidated Financial Statements, which appear beginning on page 122 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.
(3)Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 129 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 5, 2018.
3.3	Certificate of Designations Establishing the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock.	Filed as Exhibit 3.3 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.5	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
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
Filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K (001-33824) filed February 28, 2020.
4.16	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K (001-33824) filed February 28, 2020.
4.17
Supplemental Indenture No. 12 dated October 2, 2020 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith
4.18
Supplemental Indenture No. 13 dated January 19, 2021 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith
4.20	Supplemental Indenture No. 2029-1 dated February 11, 2021 among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
4.21	Supplemental Indenture No 2031-1 dated February 11, 2021 among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
10.1†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.5†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.7†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.9†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4/A (file No.: 333-162116) filed on October 23, 2009
10.18†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.19†	Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.20†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.21†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.22†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.23†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.24†	Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson Holdings, Inc. and Mary L. Ricks	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 14, 2018
10.25†	Sixth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.26†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.27†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.28†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.29†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.30†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.31†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.32†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.33†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.34†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015
10.35†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.36†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.37†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017

10.38†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.39†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.40†	First Amendment to Employment Agreement, dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.41†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.42†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Matthew Windisch	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018
10.43†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.44†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.45†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.46†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.47†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.48†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.49†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.50	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
10.51
Amended and Restated Credit Agreement, dated October 20, 2017, among Kennedy-Wilson, Inc., as borrower, Kennedy- Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and Bank of America,
Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed October 20, 2017.
10.52	Joinder Agreement, dated as of February 16, 2018 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.53	Securities Purchase Agreement, dated October 17, 2019 between the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.54	Joinder Agreement, dated as of November 13, 2019 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.54 to Registrant's Annual Report on Form 10-K (001-33824) filed February 28, 2020.
10.55
Second Amended and Restate Credit Agreement, dated March 25, 2020, among Kennedy-Wilson, Inc., as borrower, Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., administrative agent and Bank of America, N.A. and JP Morgan Chase Bank, N.A., as letter of credit issuers.
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed March 26, 2020.

10.56	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed herewith.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.	Filed herewith.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2021.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 26, 2021

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2021

/S/ TODD BOEHLY Todd Boehly	Director	February 26, 2021

/S/ RICHARD BOUCHER Richard Boucher	Director	February 26, 2021

/S/ TREVOR BOWEN Trevor Bowen	Director	February 26, 2021

/S/ NORM CREIGHTON Norm Creighton	Director	February 26, 2021

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 26, 2021

/S/ DAVID A. MINELLA David A. Minella	Director	February 26, 2021

/S/ KENT MOUTON Kent Mouton	Director	February 26, 2021

/S/ MARY RICKS Mary Ricks	Director	February 26, 2021

/s/ JOHN R. TAYLOR John Taylor	Director	February 26, 2021

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 26, 2021

/S/ STANLEY ZAX Stanley Zax	Director	February 26, 2021