Form 10-Q
period 2021-03-31
Kennedy-Wilson Holdings, Inc.
filed 2021-05-06
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of April 30, 2021 was 140,769,862.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2020. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
Non-GAAP Measures and Certain Definitions

    In addition to the results reported in accordance with U.S. generally accepted accounting principles ("GAAP") included within this report, Kennedy Wilson has provided certain information, which includes non-GAAP financial measures (including Adjusted EBITDA, Adjusted Net Income and Net Operating Income, as defined below). Such information is reconciled to its closest GAAP measure in accordance with the rules of the SEC, and such reconciliations are included within this report. These measures may contain cash and non-cash gains and expenses and gains and losses from the sale of real-estate related investments. Consolidated non-GAAP measures discussed throughout this report contain income or losses attributable to non-controlling interests. Management believes that these non-GAAP financial measures are useful to both management and Kennedy Wilson's shareholders in their analysis of the business and operating performance of the Company. Management also uses this information for operational planning and decision-making purposes. Non-GAAP financial measures are not and should not be considered a substitute for any GAAP measures. Additionally, non-GAAP financial measures as presented by Kennedy Wilson may not be comparable to similarly titled measures reported by other companies.
    “KWH,” "KW," “Kennedy Wilson,” the "Company," "we," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries.
    “KWE” refers to Kennedy Wilson Europe Real Estate Limited.
    “Adjusted EBITDA” represents net income before interest expense, loss on early extinguishment of debt, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, provision for (benefit from) income taxes, our share of taxes included in unconsolidated investments, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as non-cash acquisition-related gains or expenses) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with
i

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
    “Consolidated Portfolio NOI” refers to the NOI that is generated from the properties that we have an ownership interest in and are held in our Consolidated Portfolio business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Consolidated Portfolio NOI to net income as reported under GAAP.
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
    “Co-Investment Portfolio NOI” refers to the NOI that is generated from the properties that we have an ownership interest in and are held in our Co-investments Portfolio business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Co-Investment Portfolio NOI to net income as reported under GAAP.
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
ii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (including $901.1 and $101.7 of restricted cash)	$1,438.6	$965.1
Accounts receivable, net (including $13.3 and $12.6 of related party)	46.3	47.9
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $841.2 and $815.0)	4,562.7	4,720.5
Unconsolidated investments (including $1,157.8 and $1,136.5 at fair value)	1,311.0	1,289.3
Other assets	191.4	199.1
Loan purchases and originations	98.5	107.1
Total assets(1)	$7,648.5	$7,329.0

Liabilities
Accounts payable	$15.6	$30.1
Accrued expenses and other liabilities	479.3	531.7
Mortgage debt	2,555.3	2,589.8
KW unsecured debt	1,799.8	1,332.2
KWE unsecured bonds	1,152.2	1,172.5
Total liabilities(1)	6,002.2	5,656.3

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2021 and December 31, 2020	295.2	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 141,074,106 and 141,365,323 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,718.6	1,725.2
(Accumulated deficit) retained earnings	(18.9)	17.7
Accumulated other comprehensive loss	(377.1)	(393.6)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,617.8	1,644.5
Noncontrolling interests	28.5	28.2
Total equity	1,646.3	1,672.7
Total liabilities and equity	$7,648.5	$7,329.0

(1) The assets and liabilities as of March 31, 2021 include $166.4 million (including cash held by consolidated investments of $9.2 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $149.8 million) and $107.6 million (including mortgage debt of $100.0 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2020 include $166.0 million (including cash held by consolidated investments of $9.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $150.0 million) and $107.7 million (including mortgage debt of $97.5 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Rental	$88.9	$107.7
Hotel	0.8	7.2
Investment management and property services fees (includes $7.4 and $5.1 of related party fees)	8.1	8.4
Loan and other	1.6	—
Total revenue	99.4	123.3
Expenses
Rental	33.0	36.7
Hotel	1.6	6.0
Commission and marketing	0.3	0.7
Compensation and related (includes $7.7 and $8.6 of share-based compensation)	34.7	31.4
General and administrative	6.8	9.5
Depreciation and amortization	44.4	45.5
Total expenses	120.8	129.8
Income from unconsolidated investments	18.4	10.9
Gain on sale of real estate, net	73.5	44.2
Interest expense	(51.6)	(48.8)
Loss on early extinguishment of debt	(14.8)	—
Other loss	(3.0)	—
Income (loss) before provision for income taxes	1.1	(0.2)
Provision for income taxes	(2.7)	(5.7)
Net loss	(1.6)	(5.9)
Net loss attributable to the noncontrolling interests	0.3	0.3
Preferred dividends and accretion of preferred stock issuance costs	(4.3)	(4.3)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.6)	$(9.9)
Basic and diluted loss per share
Loss per share	$(0.04)	$(0.07)
Weighted average shares outstanding	138,772,819	140,210,705
Dividends declared per common share	$0.22	$0.22

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020

Net loss	$(1.6)	$(5.9)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(23.8)	(16.8)
Amounts reclassified out of AOCI during the period	—	0.2
Unrealized currency derivative contracts gain	38.4	13.0
Unrealized income (loss) on interest rate swaps	1.7	(5.6)
Total other comprehensive income (loss) for the period	16.3	(9.2)

Comprehensive income (loss)	14.7	(15.1)
Comprehensive loss attributable to noncontrolling interests	0.5	1.8
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$15.2	$(13.3)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shares forfeited	—	—	(237,558)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	614,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(658,293)	—	(14.1)	—	—	—	(14.1)
Shares retired due to common stock repurchase program	—	—	(10,281)	—	(0.2)	—	—	—	(0.2)
Stock based compensation	—	—	—	—	7.7	—	—	—	7.7
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(23.6)	(0.2)	(23.8)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	38.4	—	38.4
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	1.7	—	1.7
Common stock dividends	—	—	—	—	—	(31.0)	—		(31.0)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net loss	—	—	—	—	—	(1.3)	—	(0.3)	(1.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.9	0.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2021	300,000	$295.2	141,074,136	$—	$1,718.6	$(18.9)	$(377.1)	$28.5	$1,646.3

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
Restricted stock grants (RSG)	—	—	2,533,967	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(409,716)	—	(9.1)	—	—	—	(9.1)
Shares retired due to common stock repurchase program	—	—	(858,496)	—	(15.3)	(1.3)	—	—	(16.6)
Stock based compensation	—	—	—	—	8.6	—	—	—	8.6
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(15.0)	(1.5)	(16.5)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	13.0	—	13.0
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(5.6)	—	(5.6)
Common stock dividends	—	—	—	—	—	(31.6)	—	—	(31.6)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net loss	—	—	—	—	—	(5.6)	—	(0.3)	(5.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.3	0.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
KW Europe Fund II deconsolidation	—	—	—	—	—	—	—	3.7	3.7
Balance at March 31, 2020	300,000	$295.2	143,548,864	$—	$1,738.7	$3.4	$(424.8)	$42.5	$1,655.0

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(1.6)	$(5.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate, net	(73.5)	(44.2)
Depreciation and amortization	44.4	45.5
Above/below market and straight-line rent amortization	7.1	(3.7)
Provision for deferred income taxes	(1.8)	(0.1)
Amortization of deferred loan costs	6.4	2.2
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	1.6	0.2
Unrealized net gain on derivatives	(1.1)	(1.9)
Income from unconsolidated investments	(18.4)	(10.9)
Accretion of interest income on loans	(0.3)	—
Operating distributions from unconsolidated investments	16.4	15.7
Deferred compensation	2.6	1.5
Share-based compensation	7.7	8.6
Change in assets and liabilities:
Accounts receivable	1.5	1.2
Other assets	(18.9)	(8.5)
Accounts payable, accrued expenses and other liabilities	(48.7)	(36.3)
Net cash used in operating activities	(76.6)	(36.6)
Cash flows from investing activities:
Proceeds from loan repayments and sales	19.8	33.0
Issuance of loans	(12.9)	(6.3)
Net proceeds from sale of consolidated real estate	228.3	182.0
Capital expenditures to real estate	(47.3)	(37.5)
(Premiums) proceeds from settlement of foreign derivative contracts	(3.8)	32.5
Proceeds from development project asset	—	2.3
Distributions from unconsolidated investments	21.6	79.3
Contributions to unconsolidated investments	(52.8)	(45.3)
Net cash provided by investing activities	152.9	240.0
Cash flows from financing activities:
Borrowings under senior notes payable	1,204.3	—
Repayment of senior notes payable	(576.9)	—
Repayment of line of credit	(150.0)	—
Borrowings under mortgage debt	50.4	22.7
Repayment of mortgage debt	(67.7)	(51.6)
Payment of debt issue costs	(17.1)	(4.3)
Repurchase and retirement of common stock	(14.3)	(25.6)
Common dividends paid	(32.6)	(31.6)
Preferred dividends paid	(4.3)	(3.3)
Issuance of shareholder loans to noncontrolling interests	—	0.3
Contributions from noncontrolling interests	0.9	0.3
Distributions to noncontrolling interests	(0.1)	(0.2)
Net cash provided by (used in) financing activities	392.6	(93.3)
Effect of currency exchange rate changes on cash and cash equivalents	4.6	(18.4)
Net change in cash and cash equivalents(1)	473.5	91.7
Cash and cash equivalents, beginning of period	965.1	573.9
Cash and cash equivalents, end of period	$1,438.6	$665.6
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash paid for:
Interest(1)(2)	$36.2	$22.9
Income taxes	2.2	2.0

(1) $1.1 million and $1.1 million attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020, respectively.
(2) Excludes $0.8 million and $1.0 million of capitalized interest for the three months ended March 31, 2021 and 2020, respectively.

    As of March 31, 2021 and December 31, 2020 we have $901.1 million and $25.8 million, respectively, of restricted cash, which is included in cash and cash equivalents, that relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties. As of March 31, 2021 the restricted cash balance also includes $817.8 million of cash that was restricted for the redemption of 2024 Notes and KWE Bonds in April 2021.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020

Accrued capital expenditures	$0.4	$0.2
Common dividends declared but not paid on common stock	31.0	31.6
Preferred dividends declared but not paid on preferred stock	4.3	4.3

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

    During the three months ended March 31, 2020, the Company sold its interest in a development project in the Western United States to its equity partner. The Company received cash, a loan receivable and three parcels of land valued at $16.5 million that the Company now wholly owns. The parcels of land were treated as a non-cash increase to the real estate balance.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2021 and 2020 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2021. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
    REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees (including performance fees), leasing and commission fees, loan interest income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance fees, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
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
    Management fees are primarily comprised of investment management and property services fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. The Company sold its property services group ("Property Services") at the beginning of the fourth quarter 2020 with the sale of KWP and will have minimal property services fees going forward from its auction sales and marketing business. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
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
Interest income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Interest income from investments in loans acquired at a discount are recognized using the effective interest method. Since the loans are performing and backed by credit worthy borrowers the Company does not expect significant credit losses but will monitor and evaluate loans in accordance with ASC Topic 326, Financial Instruments - Credit Losses, with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan.
    Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Management concluded that the standard did not have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures. This conclusion was based on the Company's current business mix and general approach to sales of real estate which are generally completed without seller financing or continuing involvement that would indicate that a performance obligation is not met at the time the transaction closes. With the adoption of ASC Subtopic 610-20, the Company recognizes the entire gain attributed to contributions of real estate properties to unconsolidated entities.
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
Kennedy Wilson elected the fair value option for 30 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    Additionally, Kennedy Wilson records its investments in commingled funds it manages and sponsors (the "Funds") that are investment companies under ASC Topic 946, Financial Services - Investment Companies, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

    In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, on a lease by lease basis the Company would have to determine, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company had no significant deterioration to its rental collections during the three months ended March 31, 2021. The Company had no significant deterioration to its rental collections during the three months ended March 31, 2021 and leases converted to cash basis revenue recognition were immaterial for the quarter. The Company has received some requests for lease modifications and has granted some deferrals but the amount probable of collection over the lease term generally has not changed so there has been minimal impact to rental revenues from lease modifications. The Company will continue to evaluate the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements as the Company has not had any reference rate reform activities occur through March 31, 2021.
    RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2021 and December 31, 2020:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	March 31,	December 31,
(Dollars in millions)	2021	2020
Land	$1,200.3	$1,225.1
Buildings	3,348.7	3,436.0
Building improvements	532.5	546.6
In-place lease values	322.4	327.8
	5,403.9	5,535.5
Less accumulated depreciation and amortization	(841.2)	(815.0)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,562.7	$4,720.5
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value on the date of acquisition and depreciated over their respective weighted-average lease term which was 7.7 years at March 31, 2021.
    Consolidated Acquisitions
    There were no consolidated acquisitions during the three months ended March 31, 2021.
    Gains on Sale of Real Estate, Net
    During the three months ended March 31, 2021, Kennedy Wilson recognized gains on sale of real estate, net of $73.5 million. These gains are primarily due to the sale of Friars Bridge Court an office property in the United Kingdom. Prior to the sale and during the three months ended March 31, 2021, the Company terminated the lease of the building's existing sole tenant and re-leased the building to a new tenant. As a result of lease termination, the Company wrote off $7.7 million of lease related assets (straight line rent) to rental income and $2.7 million of leasing commissions to amortization expense relating to that tenant. The previous tenant was in a rent free period and Kennedy Wilson was accruing rental income on a straight line basis and had yet to receive cash payments from the tenant. The leasing commissions related to costs incurred to secure the lease with the prior tenant. Costs associated with leasing the building to the current tenant were capitalized and were offset against the gain on sale of real estate at the time of the sale.
During the three months ended March 31, 2020, Kennedy Wilson recognized gains on sale of real estate, net of $44.2 million. The net gains include the sale of properties in the United Kingdom: one multifamily property, eleven retail properties, one industrial property, and one office property and a loan receivable secured by a multifamily property in Dublin, Ireland.
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
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at March 31, 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Revenues(1)
2021 (remainder)	$146.6
2022	141.8
2023	116.0
2024	94.4
2025	81.2
Thereafter	292.7
Total	$872.7
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
Joint Venture and Fund Holdings
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2021:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$219.4	$86.6	$99.0	$104.4	$184.1	$693.5
Ireland	383.4	127.8	—	3.4	—	514.6
United Kingdom	—	88.9	—	14.0	—	102.9
Total	$602.8	$303.3	$99.0	$121.8	$184.1	$1,311.0
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2020:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$226.2	$83.0	$86.3	$118.1	$180.8	$694.4
Ireland	389.7	129.7	—	3.7	—	523.1
United Kingdom	—	56.4	—	15.4	—	71.8
Total	$615.9	$269.1	$86.3	$137.2	$180.8	$1,289.3
    During the three months ended March 31, 2021, the change in unconsolidated investments primarily relates to $52.8 million of contributions to new and existing unconsolidated investments, $38.0 million of distributions from unconsolidated investments, $18.4 million of income from unconsolidated investments, and a $11.4 million decrease related to other items which primarily related to foreign exchange movements. Please see below for additional details.
    As of March 31, 2021 and December 31, 2020, $1,157.8 million and $1,136.5 million of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Contributions to Joint Ventures

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the three months ended March 31, 2021, Kennedy Wilson contributed $52.8 million to joint ventures, primarily to fund new acquisitions in the Company's UK industrial separate account and capital calls for development on Kona Village hotel.
    Distributions from Joint Ventures
    During the three months ended March 31, 2021, Kennedy Wilson received $38.0 million in operating and investing distributions from its joint ventures.
    The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2021:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$5.4	$12.4	$1.8	$—	$4.8	$5.3	$—	$3.5	$12.0	$21.2
Ireland	1.4	—	3.0	0.4	—	—	—	—	4.4	0.4
Total	$6.8	$12.4	$4.8	$0.4	$4.8	$5.3	$—	$3.5	$16.4	$21.6
    Investing distributions resulted primarily from the sales of two office properties in Fund VI, refinancing and buyouts from limited partners in the VHH portfolio, and a partial redemption of a non-core hedge fund investment. Operating distributions resulted from operating cash flow generated by the joint venture investments.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three and three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Income from unconsolidated investments - operating performance	$13.5	$14.4
Income from unconsolidated investments - realized losses	—	(0.6)
Income from unconsolidated investments - fair value adjustments	5.3	(1.9)
Income from unconsolidated investments - performance fees	(0.4)	(1.0)
	$18.4	$10.9
    Operating performance is related to underlying performance from unconsolidated investments. Realized (losses) gains are related to asset sales. Fair value gains primarily related to resyndications under the Company's VHH partnership and net foreign exchange movements on fair value European unconsolidated investments.
Vintage Housing Holdings ("VHH")
    As of March 31, 2021 and December 31, 2020, the carrying value of the Company's investment in VHH was $136.1 million and $142.9 million, respectively. The decrease in the three months ended March 31, 2021 related to cash distributions associated with development projects in VHH. Distributions in the current period primarily relate to the refund of advances on two development projects in which VHH provides cash for the construction costs in advance, and other partners subsequently pay their share of the costs back to VHH. Fair value gains in the current period primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Prior period fair value gains primarily relate to cap rate compression.
Capital Commitments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    As of March 31, 2021, Kennedy Wilson had unfulfilled capital commitments totaling $100 million to five of its unconsolidated joint ventures, including $79.8 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,157.8	$1,157.8
Net currency derivative contracts	—	(45.8)	—	(45.8)
Total	$—	$(45.8)	$1,157.8	$1,112.0
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,136.5	$1,136.5
Net currency derivative contracts	—	(64.0)	—	(64.0)
Total	$—	$(64.0)	$1,136.5	$1,072.5
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 30 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,035.9 million and $999.2 million at March 31, 2021 and December 31, 2020, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $121.9 million and $137.3 million at March 31, 2021 and December 31, 2020, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2021, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $79.8 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 30 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Beginning balance	$1,136.5	$1,107.4
Unrealized and realized gains	25.5	27.3
Unrealized and realized losses	(9.5)	(14.8)
Contributions	52.2	44.4
Distributions	(35.4)	(62.0)
Foreign Exchange	(13.0)	(18.9)
Other	1.5	(1.8)
Ending Balance	$1,157.8	$1,081.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Fair value gains primarily related to resyndications under the Company's VHH partnership and net foreign exchange movements on fair value European unconsolidated investments.
Unobservable Inputs for Real Estate
    In determining estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. The table below describes the range of unobservable inputs for real estate assets as of March 31, 2021:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.80% —5.75%	5.75% — 8.15%
Office	4.00% — 7.00%	5.00% — 9.00%
Retail	5.00% — 8.75%	7.50% — 11.25%
Hotel	6.00% —6.00%	7.50% — 8.25%
Residential	N/A	N/A
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.37% to 4.90%.
    There is no active secondary market for the Company's development projects and no readily available market value given the uncertainty of the amount and timing of future cash flows. Accordingly, its determination of fair value of its development projects requires judgment and extensive use of estimates. Therefore, the Company typically uses investment cost as the estimated fair value until future cash flows become more predictable. Additionally, the fair value of its development projects may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. If the Company were required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value it is recorded at. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.
    The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the three months ended March 31, 2021 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
derivative contracts utilize Level 3 inputs. However, as of March 31, 2021, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
     Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging.
    The fair value of the currency derivative contracts held as of March 31, 2021 and December 31, 2020 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
    The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2021 and the activity during the three months ended March 31, 2021.

(Dollars, Euros and British Pound Sterling in millions)			March 31, 2021		Three Months Ended March 31, 2021
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€232.5	$4.9	$11.5	$0.3		$8.1	$1.0	$—
EUR(1)	GBP	€235.2	—	26.1	14.4		—	—	—
EUR(1)(2)	GBP		—	—	27.3		—	—	—
GBP	USD	£435.0	10.6	23.7	(4.4)		—	1.1	—
Total Outstanding			15.5	61.3	37.6		8.1	2.1	—

Settled
GBP	USD		—	—	(0.2)		—	—	(3.8)
Total Settled			—	—	(0.2)		—	—	(3.8)
Total			$15.5	$61.3	$37.4	(3)	$8.1	$2.1	$(3.8)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $1.0 million.

    The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the three months ended March 31, 2021, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $24.1 million. As of March 31, 2021, we have hedged 96% of the gross asset carrying value of our euro denominated investments and 87% of the gross asset carrying value of our GBP denominated investments. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps

    The Company has interest rate swaps with a notional value of $138.4 million on some variable rate property-level mortgage loans. Interest expense relating to differences in variable rate and fixed interest rates was $0.3 million and is recorded through interest expense. Changes in fair value on contracts was a gain of $2.2 million and are recorded to other comprehensive income.
Fair Value of Financial Instruments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2021 and December 31, 2020 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.3 billion and $5.2 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.5 billion and $5.1 billion at March 31, 2021 and December 31, 2020, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	March 31, 2021	December 31, 2020
Straight line rent receivable	$45.2	$51.6
Goodwill	23.9	23.9
Deferred taxes	22.2	22.1
Other, net of accumulated amortization of $2.2 and $2.1 at March 31, 2021 and December 31, 2020, respectively	21.7	19.0
Furniture and equipment net of accumulated depreciation of $28.1 and $27.2 at March 31, 2021 and December 31, 2020, respectively	20.9	22.3
Hedge assets	13.1	12.0
Above-market leases, net of accumulated amortization of $58.9 and $58.3 at March 31, 2021 and December 31, 2020, respectively	13.1	15.0
Prepaid expenses	13.0	11.8
Right of use asset, net	11.0	11.2
Leasing commissions, net of accumulated amortization of $7.9 and $7.4 at March 31, 2021 and December 31, 2020, respectively	7.3	10.2
Other Assets	$191.4	$199.1

Right of use asset, net

    The Company, as a lessee, has three office leases and three ground leases, which qualify as operating leases, with remaining lease terms of 2 to 238 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Payments
2021 (remainder)	$1.1
2022	1.5
2023	0.8
2024	0.5
2025	0.4
Thereafter	32.8
Total undiscounted rental payments	37.1
Less: imputed interest	(26.1)
Total lease liabilities	$11.0

NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2021 and December 31, 2020:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2021	December 31, 2020
Multifamily(1)	Western U.S.	$1,349.0	$1,345.5
Commercial(1)	United Kingdom	365.2	429.6
Commercial(1)	Ireland	351.8	320.5
Commercial	Western U.S.	374.5	375.2
Commercial	Spain	41.9	43.6
Hotel	Ireland	84.6	88.0
Mortgage debt (excluding loan fees)(1)		2,567.0	2,602.4
Unamortized loan fees		(11.7)	(12.6)
Total Mortgage Debt		$2,555.3	$2,589.8
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as a reduction of interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2021 and December 31, 2020 was $4.2 million and $4.5 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 3.31% per annum as of March 31, 2021 and December 31, 2020. As of March 31, 2021, 82% of Kennedy Wilson's property level debt was fixed rate, 9% was floating rate with interest caps and 9% was floating rate without interest caps, compared to 73% of Kennedy Wilson's consolidated property level debt was fixed rate, 13% was floating rate with interest caps and 14% was floating rate without interest caps, as of December 31, 2020. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 1.68% as of March 31, 2021.
Mortgage Loan Transactions and Maturities
    During the three months ended March 31, 2021, there were no property acquisitions and two existing loans were refinanced. There was one existing investment that was consummated initially without any debt that was subsequently partially financed with a mortgage loan.
    The aggregate maturities of mortgage loans as of March 31, 2021 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Aggregate Maturities
2021 (remainder)	$38.7
2022	324.8
2023	365.0
2024	248.0
2025	545.1
Thereafter	1,041.2
2,562.8
Unamortized debt premium	4.2
Unamortized loan fees	(11.7)
Total Mortgage Debt	$2,555.3
    As of March 31, 2021, the Company received waivers on certain debt covenants in loan agreements governing a total of $258.9 million or 7% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse to the Company and the waivers are through the end of the second quarter 2021 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to the second quarter of 2021, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. The Company is current on all payments (principal and interest) for its consolidated mortgages including the loans discussed above.
    As of March 31, 2021, the Company was in compliance with or had received waivers on all financial mortgage debt covenants.
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of March 31, 2021 and December 31, 2020:

(Dollars in millions)	March 31, 2021	December 31, 2020
Credit facility	$50.0	$200.0
Senior notes(1):
2024 Notes(2)	571.7	1,146.9
2029 Notes	602.2	—
2031 Notes	602.1	—
KW unsecured debt	1,826.0	1,346.9
Unamortized loan fees	(26.2)	(14.7)
Total KW Unsecured Debt	$1,799.8	$1,332.2
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium (discount) as of March 31, 2021 and December 31, 2020 was $2.9 million and $(3.1) million, respectively.
(2) 2024 Notes were fully redeemed on April 1, 2021. See discussion below.

Borrowings Under Credit Facilities
    On March 25, 2020, the Company, through Kennedy-Wilson, Inc., its wholly-owned subsidiary, entered into a $500 million revolving line of credit (the "Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2021, the Company was in compliance with the foregoing financial covenants.
    As of March 31, 2021, the Company had an outstanding balance of $50.0 million on the Second A&R Facility with $450.0 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $165.6 million during the three months ended March 31, 2021.
Senior Notes
On February 11, 2021, Kennedy-Wilson, Inc., as issuer, issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 notes and the 2031 notes. The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

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
    Kennedy Wilson, Inc. also had $1.2 billion of 5.875% Senior Notes due 2024 (the "2024 notes"). On January 27, 2021 the Company announced a tender offer for up to $1.0 billion aggregate principal amount of outstanding 2024 notes. On February 9, 2021, $576.9 million aggregate principal amount of the 2024 notes were tendered. As a result of the tender offer the Company recognized $14.8 million of loss on early extinguishment of debt due to the tender premium and the proportionate write off of capitalized loan fees and debt discount associated with the bonds retired as part of the tender offer. On April 1, 2021 the Company redeemed the remaining $573.5 million of the 2024 notes using cash on hand from the proceeds of the 2029 notes and 2031 notes. See Note 15 for further discussion.
The indenture governing the 2031 notes, 2029 notes and 2024 notes contained various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2029 notes and 2024 notes limited the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2021, the maximum balance sheet leverage ratio was 1.16 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of March 31, 2021, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of March 31, 2021 and December 31, 2020:

(Dollars in millions)	March 31, 2021	December 31, 2020
KWE Bonds	$510.3	$504.7
KWE Euro Medium Term Note Programme	643.7	669.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,154.0	1,174.4
Unamortized loan fees	(1.8)	(1.9)
Total KWE Unsecured Bonds	$1,152.2	$1,172.5
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized premium (discount) as of March 31, 2021 and December 31, 2020 was $(2.6) million and $(2.8) million, respectively.
    As of March 31, 2021, KWE, as issuer, had £369.8 million of 3.95% fixed-rate senior unsecured bonds due 2022 ("KWE Bonds") that have a carrying value of $510.3 million and $504.7 million as of March 31, 2021 and December 31, 2020, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. On April 26, 2021, KWE announced it had completed the redemption of £150.0 million in aggregate nominal amount of the KWE Bonds outstanding. See Note 15 for more detail.
    In addition, KWE has a £2.0 billion (approximately $2.8 billion based on March 31, 2021 exchange rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $646.3 million (based on March 31, 2021 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $643.7 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2021, Kennedy Wilson recognized a gain of $27.3 million in other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
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
As of March 31, 2021, KWE was in compliance with these covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10—EQUITY
    Dividend Distributions
    Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$4.3	$4.3	$4.3	$3.3
Common Stock(1)	31.0	32.6	31.6	31.6
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the three months ended March 31, 2021 and 2020, Kennedy Wilson recognized $7.7 million and $8.6 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
Common Stock Repurchase Program
    On November 4, 2020, the Company's board of directors authorized an expansion of its existing $250.0 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion.
    During the three months ended March 31, 2021, Kennedy Wilson repurchased and retired 10,281 shares on the open market for $0.2 million under the stock repurchase program. During the three months ended March 31, 2020, Kennedy Wilson repurchased and retired 858,496 shares on the open market for $16.6 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during three months ended March 31, 2021 and 2020 were net-share settled. The total shares withheld during the three months ended March 31, 2021 and 2020 were 658,293 shares and 409,716 shares, respectively. During the three months ended March 31, 2021 and 2020, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $14.1 million and $9.1 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2020	$(32.2)	$2.6	$(5.4)	$(35.0)
Unrealized (losses) gains, arising during the period	(24.1)	37.4	2.2	15.5
Noncontrolling interests	0.2	—	—	0.2
Deferred taxes on unrealized gains, arising during the period	0.3	1.0	(0.5)	0.8
Balance at March 31, 2021	$(55.8)	$41.0	$(3.7)	$(18.5)
(1) Includes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11—EARNINGS PER SHARE
Basic earnings per share is computed by dividing net loss attributable to Kennedy-Wilson Holdings, Inc. common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of non-vested stock issued under shared‑based compensation plans is computed using the treasury stock method. The dilutive effect of the cumulative preferred stock is computed using the if‑converted method.
     The following is a summary of the elements used in calculating basic and diluted (loss) income per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2021	2020
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.6)	$(9.9)

Weighted average shares outstanding for basic and diluted(1)	138,772,819	140,210,705
Basic loss per basic and diluted share	$(0.04)	$(0.07)
(1) For the three months ended March 31, 2021 and 2020, a total of 15,134,775 and 14,091,050 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
    In addition to the Company's two primary business segments the Company's Corporate segment includes, among other things, corporate overhead and included the Property Services for all periods prior to its sale in the fourth quarter 2020.
Consolidated Portfolio

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
The following tables summarize income activity by segment and corporate for the three months ended March 31, 2021 and 2020 and balance sheet data as of March 31, 2021 and December 31, 2020:

	Three Months Ended March 31, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$88.9	$—	$—	$88.9
Hotel	0.8	—	—	0.8
Investment management and property services fees	—	7.4	0.7	8.1
Loans and other	$—	1.6	—	1.6
Total revenue	89.7	9.0	0.7	99.4
Expenses
Rental	33.0	—	—	33.0
Hotel	1.6	—	—	1.6
Commission and marketing	—	—	0.3	0.3
Compensation and related	15.1	5.7	13.9	34.7
General and administrative	4.3	1.3	1.2	6.8
Depreciation and amortization	44.4	—	—	44.4
Total expenses	98.4	7.0	15.4	120.8
Income from unconsolidated investments, net of depreciation and amortization	—	18.4	—	18.4
Gain on sale of real estate, net	73.5	—	—	73.5
Interest expense	(32.1)	—	(19.5)	(51.6)
Loss on early extinguishment of debt	—	—	(14.8)	(14.8)
Other loss	(2.3)	—	(0.7)	(3.0)
Provision for income taxes	(3.9)	—	1.2	(2.7)
Net income (loss)	26.5	20.4	(48.5)	(1.6)
Net loss attributable to noncontrolling interests	0.3	—	—	0.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$26.8	$20.4	$(52.8)	$(5.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$107.7	$—	$—	$107.7
Hotel	7.2	—	—	7.2
Investment management and property services fees	—	4.5	3.9	8.4
Loans and other	—	—	—	—
Total revenue	114.9	4.5	3.9	123.3
Expenses
Rental	36.7	—	—	36.7
Hotel	6.0	—	—	6.0
Commission and marketing	—	—	0.7	0.7
Compensation and related	11.9	4.6	14.9	31.4
General and administrative	5.6	1.7	2.2	9.5
Depreciation and amortization	45.5	—	—	45.5
Total expenses	105.7	6.3	17.8	129.8
Income from unconsolidated investments, net of depreciation and amortization	—	10.9	—	10.9
Gain on sale of real estate, net	44.2	—	—	44.2
Interest expense	(33.4)	—	(15.4)	(48.8)
Other (loss) income	(0.9)	—	0.9	—
Provision for income taxes	(5.1)	—	(0.6)	(5.7)
Net income (loss)	14.0	9.1	(29.0)	(5.9)
Net loss attributable to noncontrolling interests	0.3	—	—	0.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.3	$9.1	$(33.3)	$(9.9)

(Dollars in millions)	March 31, 2021	December 31, 2020
Total assets
Consolidated	$5,386.0	$5,562.4
Co-investment	1,409.5	1,396.4
Corporate	853.0	370.2
Total assets	$7,648.5	$7,329.0

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
    During the three months ended March 31, 2021, Kennedy Wilson generated pretax book income of $1.1 million related to its global operations and recorded a tax expense of $2.7 million. The tax expense for the period is above the US statutory tax rate, primarily as a result of non-deductible executive compensation, and non-deductible interest expense in the United Kingdom.
    Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. As of March 31, 2021, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance is $63.4 million and $63.4 million, respectively, while as of December 31, 2020, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $66.5 million and $66.5 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of March 31, 2021 and December 31, 2020; consolidating statements of operations for the three months ended March 31, 2021 and 2020; consolidating statements of comprehensive income for the three months ended March 31, 2021 and 2020; and condensed consolidating statements of cash flows for the three months ended March 31, 2021 and 2020, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2021 or 2020.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$662.2	$141.2	$635.2	$—	$1,438.6
Accounts receivable	—	—	16.3	30.0	—	46.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,003.1	2,559.6	—	4,562.7
Unconsolidated investments	—	14.5	464.7	831.8	—	1,311.0
Investments in and advances to consolidated subsidiaries	1,658.2	2,960.1	1,599.6	—	(6,217.9)	—
Other assets	—	59.8	62.3	69.3	—	191.4
Loan purchases and originations	$—	$8.3	$—	$90.2	$—	98.5
Total assets	$1,658.2	$3,704.9	$4,287.2	$4,216.1	$(6,217.9)	$7,648.5

Liabilities and equity
Liabilities
Accounts payable	$—	$0.3	$4.8	$10.5	$—	$15.6
Accrued expenses and other liabilities	40.4	246.6	49.9	142.4	—	479.3
Mortgage debt	—	—	1,272.4	1,282.9	—	2,555.3
KW unsecured debt	—	1,799.8	—	—	—	1,799.8
KWE unsecured bonds	—	—	—	1,152.2	—	1,152.2
Total liabilities	40.4	2,046.7	1,327.1	2,588.0	—	6,002.2

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,617.8	1,658.2	2,960.1	1,599.6	(6,217.9)	1,617.8
Noncontrolling interests	—	—	—	28.5	—	28.5
Total equity	1,617.8	1,658.2	2,960.1	1,628.1	(6,217.9)	1,646.3
Total liabilities and equity	$1,658.2	$3,704.9	$4,287.2	$4,216.1	$(6,217.9)	$7,648.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$105.5	$174.5	$685.1	$—	$965.1
Accounts receivable	—	0.2	15.5	32.2	—	47.9
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,009.7	2,710.8	—	4,720.5
Unconsolidated investments	—	15.1	459.4	814.8	—	1,289.3
Investments in and advances to consolidated subsidiaries	1,686.5	3,173.4	1,768.4	—	(6,628.3)	—
Other assets	—	0.9	69.3	128.9	—	199.1
Loan purchases and originations	—	9.4	—	97.7	—	107.1
Total assets	$1,686.5	$3,304.5	$4,496.8	$4,469.5	$(6,628.3)	$7,329.0

Liabilities
Accounts payable	$—	$0.2	$1.9	$28.0	$—	30.1
Accrued expense and other liabilities	42.0	285.6	49.6	154.5	—	531.7
Mortgage debt	—	—	1,271.9	1,317.9	—	2,589.8
KW unsecured debt	—	1,332.2	—	—	—	1,332.2
KWE unsecured bonds	—	—	—	1,172.5		1,172.5
Total liabilities	42.0	1,618.0	1,323.4	2,672.9	—	5,656.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,644.5	1,686.5	3,173.4	1,768.4	(6,628.3)	1,644.5
Noncontrolling interests	—	—	—	28.2	—	28.2
Total equity	1,644.5	1,686.5	3,173.4	1,796.6	(6,628.3)	1,672.7
Total liabilities and equity	$1,686.5	$3,304.5	$4,496.8	$4,469.5	$(6,628.3)	$7,329.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$46.5	$42.4	$—	$88.9
Hotel	—	—	—	0.8	—	0.8
Investment management and property services fees	—	—	5.4	2.7	—	8.1
Loans and other	—	0.1	—	1.5	—	1.6
Total revenue	—	0.1	51.9	47.4	—	99.4
Expenses
Rental	—	—	17.1	15.9	—	33.0
Hotel	—	—	—	1.6	—	1.6
Commission and marketing	—	—	0.3	—	—	0.3
Compensation and related	8.5	15.8	8.9	1.5	—	34.7
General and administrative	—	3.4	1.8	1.6	—	6.8
Depreciation and amortization	—	0.3	19.0	25.1	—	44.4
Total expenses	8.5	19.5	47.1	45.7	—	120.8
Income from unconsolidated subsidiaries	—	2.9	4.2	11.3	—	18.4
Income from consolidated subsidiaries	6.9	57.2	60.1	—	(124.2)	—
Gain on sale of real estate, net	—	—	—	73.5	—	73.5
Interest expense	—	(19.5)	(11.5)	(20.6)	—	(51.6)
Loss on early extinguishment of debt	—	(14.8)	—	—	—	(14.8)
Other (loss) income	—	(0.7)	—	(2.3)	—	(3.0)
(Loss) income before benefit from (provision for) income taxes	(1.6)	5.7	57.6	63.6	(124.2)	1.1
Benefit from (provision for) income taxes	—	1.2	(0.4)	(3.5)	—	(2.7)
Net (loss) income	(1.6)	6.9	57.2	60.1	(124.2)	(1.6)
Net loss attributable to the noncontrolling interests	—	—	—	0.3	—	0.3
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.9)	$6.9	$57.2	$60.4	$(124.2)	$(5.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$48.3	$59.4	$—	$107.7
Hotel	—	—	—	7.2	—	7.2
Investment management and property services fees	—	—	7.6	0.8	—	8.4
Total revenue	—	—	55.9	67.4	—	123.3
Expenses
Rental	—	—	17.6	19.1	—	36.7
Hotel	—	—	—	6.0	—	6.0
Commission and marketing	—	—	0.7	—	—	0.7
Compensation and related	8.9	9.8	11.2	1.5	—	31.4
General and administrative	—	4.8	3.3	1.4	—	9.5
Depreciation and amortization	—	0.4	19.4	25.7	—	45.5
Total expenses	8.9	15.0	52.2	53.7	—	129.8
(Loss) income from unconsolidated investments	—	(1.0)	(2.8)	14.7	—	10.9
Income from consolidated subsidiaries	2.9	33.9	45.5	—	(82.3)	—
Gain on sale of real estate, net	—	—	—	44.2	—	44.2
Interest expense	—	(15.4)	(12.7)	(20.7)	—	(48.8)
Other income (loss)	—	0.9	—	(0.9)	—	—
(Loss) income before provision for income taxes	(6.0)	3.4	33.7	51.0	(82.3)	(0.2)
Provision for income taxes	—	(0.6)	0.2	(5.3)	—	(5.7)
Net (loss) income	(6.0)	2.8	33.9	45.7	(82.3)	(5.9)
Net income attributable to the noncontrolling interests	—	—	—	0.3	—	0.3
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(10.3)	$2.8	$33.9	$46.0	$(82.3)	$(9.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(1.6)	$6.9	$57.2	$60.1	$(124.2)	$(1.6)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation gain (loss)	(23.8)	(23.8)	2.8	(23.3)	44.3	(23.8)
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts gain (loss)	38.4	38.4	(3.3)	41.7	(76.8)	38.4
Unrealized gain on interest rate swaps	1.7	1.7	—	—	(1.7)	1.7
Total other comprehensive income (loss) for the period	$16.3	$16.3	$(0.5)	$18.4	$(34.2)	$16.3

Comprehensive income	$14.7	$23.2	$56.7	$78.5	$(158.4)	$14.7
Comprehensive loss attributable to noncontrolling interests	—	—	—	0.5	—	0.5
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$14.7	$23.2	$56.7	$79.0	$(158.4)	$15.2

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(6.0)	$2.8	$33.9	$45.7	$(82.3)	$(5.9)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(16.8)	(16.8)	(49.3)	(15.7)	81.8	(16.8)
Amounts reclassified out of AOCI during the period	0.2	0.2	—	0.2	(0.4)	0.2
Unrealized currency derivative contracts gain (loss)	13.0	13.0	48.3	(35.3)	(26.0)	13.0
Unrealized loss on interest rate swaps	(5.6)	(5.6)	—	—	5.6	(5.6)
Total other comprehensive loss for the period	$(9.2)	$(9.2)	$(1.0)	$(50.8)	$61.0	$(9.2)

Comprehensive (loss) income	$(15.2)	$(6.4)	$32.9	$(5.1)	$(21.3)	$(15.1)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.8	—	1.8
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(15.2)	$(6.4)	$32.9	$(3.3)	$(21.3)	$(13.3)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.8)	$(142.9)	$33.3	$33.8	$(76.6)
Cash flows from investing activities:
Issuance of loans	—	(0.4)	—	(12.5)	(12.9)
Proceeds from loan repayments and sales	—	0.5	—	19.3	19.8
Net proceeds from sale of real estate	—	—	—	228.3	228.3
Capital expenditures to real estate	—	—	(12.2)	(35.1)	(47.3)
Distributions from unconsolidated investments	—	3.5	5.3	12.8	21.6
Contributions to unconsolidated investments	—	—	(13.1)	(39.7)	(52.8)
Proceeds from settlement of foreign forward contracts	—	—	(3.8)	—	(3.8)
Distributions from (investments in) consolidated subsidiaries, net	52.0	235.7	(47.6)	(240.1)	—
Net cash provided by (used in) investing activities	52.0	239.3	(71.4)	(67.0)	152.9
Cash flows from financing activities:
Borrowings under senior notes payable	—	1,204.3	—	—	1,204.3
Repayment of senior notes payable	—	(576.9)	—	—	(576.9)
Repayment of line of credit	—	(150.0)	—	—	(150.0)
Borrowings under investment debt	—	—	5.4	45.0	50.4
Repayment of investment debt	—	—	(0.6)	(67.1)	(67.7)
Debt issue costs	—	(17.1)	—	—	(17.1)
Repurchase and retirement of common stock	(14.3)	—	—	—	(14.3)
Dividends paid	(32.6)	—	—	—	(32.6)
Preferred dividends paid	(4.3)	—	—	—	(4.3)
Contributions from noncontrolling interests	—	—	—	0.9	0.9
Distributions to noncontrolling interests	—	—		(0.1)	(0.1)
Net cash (used in) provided by financing activities	(51.2)	460.3	4.8	(21.3)	392.6
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	4.6	4.6
Net change in cash and cash equivalents	—	556.7	(33.3)	(49.9)	473.5
Cash and cash equivalents, beginning of period	—	105.5	174.5	685.1	965.1
Cash and cash equivalents, end of period	$—	$662.2	$141.2	$635.2	$1,438.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.1)	$(70.3)	$(13.8)	$47.6	$(36.6)
Cash flows from investing activities:
Issuance of loans	—	(6.3)	—	—	(6.3)
Collections of loans	—	—	—	33.0	33.0
Net proceeds from sale of real estate	—	—	—	182.0	182.0
Capital expenditures to real estate	—	—	(17.3)	(20.2)	(37.5)
Distributions from unconsolidated investments	—	4.0	31.4	43.9	79.3
Contributions to unconsolidated investments	—	(0.1)	(13.7)	(31.5)	(45.3)
Proceeds from development project assets	—	—	—	2.3	2.3
Proceeds from settlement of foreign derivative contracts	—	—	32.5	—	32.5
Distributions from (investments in) consolidated subsidiaries, net	29.8	116.4	13.0	(159.2)	—
Net cash provided by investing activities	29.8	114.0	45.9	50.3	240.0
Cash flows from financing activities:
Issuance of shareholder loans to noncontrolling interests	—	—	—	0.3	0.3
Borrowings under investment debt	—	—	6.7	16.0	22.7
Repayment of investment debt	—	—	(50.1)	(1.5)	(51.6)
Debt issue costs	—	(4.3)	—	—	(4.3)
Repurchase and retirement of common stock	(25.6)	—	—	—	(25.6)
Common dividends paid	(31.6)	—	—	—	(31.6)
Preferred dividends paid	(3.3)	—	—	—	(3.3)
Contributions from noncontrolling interests	—	—	—	0.3	0.3
Distributions to noncontrolling interests	—	—	—	(0.2)	(0.2)
Net cash (used in) provided by financing activities	(60.5)	(4.3)	(43.4)	14.9	(93.3)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(18.4)	(18.4)
Net change in cash and cash equivalents	(30.8)	39.4	(11.3)	94.4	91.7
Cash and cash equivalents, beginning of period	30.8	6.4	102.7	434.0	573.9
Cash and cash equivalents, end of period	$—	$45.8	$91.4	$528.4	$665.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—SUBSEQUENT EVENTS
On April 1, 2021 the Company redeemed at a redemption price equal to 100.979% the remaining $573.5 million of the 5.875% 2024 Senior Notes due 2024 (the “Notes”) using cash on hand from the proceeds of the 2029 notes and 2031 notes. In accordance with the indenture governing the Notes, each holder of any Note as of the close of business on March 15, 2021 also received, on April 1, 2021, the full amount of unpaid interest that had accrued on such Note to, but excluding, April 1, 2021. Interest ceased to accrue on the Notes upon completion of such redemption. The Company incurred a $11.7 million loss on extinguishment of debt relating to redemption of the 2024 Notes.

On April 9, 2021 the Company drew $100.0 million on its Second A&R Facility and currently has a $150.0 million outstanding balance with $350.0 million available to draw.

On April 26, 2021 (the “Optional Redemption Date”), KWE, completed the redemption of £150.0 million in aggregate nominal amount of its outstanding 3.95% sterling-denominated Bonds due 2022 (the “Bonds”). The Bonds were redeemed at the Make Whole Redemption Price (such Make Whole Redemption Price being £1,041.56 per £1,000 in principal amount of the Bonds, amounting to a total of £156.2 million ($215.6 million based on March 31, 2021 exchange rates), in respect of all of the Bonds called for redemption) notified to Bondholders on April 22, 2021, together with interest accrued to (but excluding) the Optional Redemption Date (such interest accrued being an amount equal to £32.47 per £1,000 in principal amount of the Bonds, amounting to a total of £4.9 million ($6.8 million based on March 31, 2021 exchange rates, in respect of all of the Bonds called for redemption). The Company incurred a $9.4 million loss on extinguishment of debt relating to the redemption of the Bonds. Following this partial redemption of the Bonds, £219.8 million ($303.3 million based on March 31, 2021 exchange rates) in aggregate nominal amount of the Bonds will remain outstanding.

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

COVID-19 Impact and Business Update
    The following discussion is intended to provide shareholders with certain information regarding the Company's operations and the impact of the COVID-19 pandemic on our business and management’s efforts to respond to the same. The pandemic commenced during the first quarter of 2020 and the duration and magnitude of it still remain uncertain at this time. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of May 2, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for 2021 and future periods.
Health and Safety of our Employees and Tenants
    Our primary objective during the COVID-19 pandemic has been to protect the health and safety of our employees as well as the tenants and service providers across our portfolio. We have started to open our offices in jurisdictions where applicable laws permit us to do so. Even with the reopening of certain offices, to date, we have not made it mandatory for employees to return to the office if they can perform their jobs from home. Prior to reopening any office, we have strictly followed applicable laws in preparing and maintaining the space to be as safe as possible and providing an environment that encourages the following of social distancing guidelines, including, without limitation, adopting hybrid office and remote working schedules and staggering employees' schedules to ensure ample space is available between work spaces and occupied offices. In jurisdictions where applicable laws have not permitted us to reopen our offices, our employees continue to work remotely. We will continue to monitor and follow local laws and guidance to assess our ability to reopen or keep open our offices across the globe. Our IT infrastructure and communications are robust and we are focused on maintaining business continuity, while doing our share to support each community where we do business. The daily operations of our business are not materially directly dependent on a supply chain or production chain that may be disrupted due to the pandemic.
Impact to the Global Economy and Jurisdictions we Invest in
As a result of the unprecedented measures taken across the globe, the disruption and impact of the COVID-19 pandemic to the global economy and financial markets has been significant. We continue to closely monitor changes in applicable laws and COVID-19 guidance provided by local, state and federal regulators, or their equivalents, in the jurisdictions in which we operate. Nearly all the markets in which we operate continue to enforce some form of restriction on the operations of businesses due to the COVID-19 pandemic. These precautions led to the shutdown of nonessential services, which led to closures of stores in our retail portfolio and limited business operations of some of our office tenants. In addition, this caused us to close The Shelbourne hotel in Dublin, Ireland from March 15, 2020 to June 29, 2020. Although the Shelbourne has remained open since June 30, 2020, we have experienced and continue to expect significantly limited activity at the property. Since June 29, 2020, Ireland has implemented additional lockdowns in response to spikes in new cases in the third quarter of 2020 and the first quarter of 2021. Although restrictions have eased in some respects, the Irish government continues to issue various measures and restrictions as the situation evolves in Ireland. Similarly, in early January 2021, the United Kingdom also implemented a national lockdown that closed non-essential businesses as cases continued to rise there as well and has since begun easing such measures and restrictions. On April 12, 2021 the United Kingdom began to lift restrictions and started allow certain industries including retail stores to open.
The continued and long-lasting economic impact of the COVID-19 pandemic may lead to some of our multifamily tenants having difficulty in making rental payments on time, or at all. The Department of Labor reported that as of the end March 2021, the unemployment rate edged down to 6.0% in March. The rate is down considerably from its recent high in April 2020 of 14.7% but is 2.5 percentage points higher than its pre-pandemic level in February 2020. The number of unemployed persons, at 9.7 million, continued to trend down in March but is 4.0 million higher than in February 2020.

Liquidity

    Kennedy Wilson has a strong financial and capital position to help withstand any potential near-term cash flow impact caused by the COVID-19 pandemic. As of March 31, 2021, we had $1,438.6 million ($620.2 million of which is in foreign currencies of GBP or EUR) of cash on our consolidated balance sheet. We also have $450 million available to draw on our unsecured revolving credit facility as of March 31, 2021. As of March 31, 2021 the cash balance also includes $817.8 million of cash that was restricted for the redemption of 2024 Notes and KWE Bonds in April 2021.
    As of March 31, 2021, we have 5.9 weighted average years to maturity on our debt obligations. We have limited debt maturities over 2021, which total $104.0 million and are secured by non-recourse property-level financings and represent only 2% of our total outstanding debt obligations. During the three months ended March 31, 2021, we also closed the offering of $600 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 Notes”) and $600 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). We used a portion of the proceeds from the offering of the Notes to repurchase $576.9 million aggregate principal amount of our 5.875% Senior Notes due 2024 (the "2024 notes"). The remaining proceeds were used to redeem the remaining outstanding balance of the 2024 Notes on April 1, 2021. On April 26, 2021 we also completed a £150.0 million redemption of our KWE Bonds due in 2022. Taking into account this redemption and the redemption of the remaining 2024 Notes on April 1, 2021 the Company has a pro forma consolidated cash position of $620.8 million after principal, interest and premium payments.
First Quarter Highlights
•For the three months ended March 31, 2021, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $5.6 million as compared to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $9.9 million for the same period in 2020. For the three months ended March 31, 2021 we had Adjusted EBITDA of $127.6 million as compared to $112.0 million for the prior-year period. The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA is due to higher gains on sale in the current period due to the sale of Friars Bridge Court in the United Kingdom which was partially offset by the loss from the early extinguishment of corporate debt
•Issued $1.2 billion in new senior notes and retired previous outstanding senior notes (as of April 1, 2021 redemption) which extends weighted average maturity to 5.9 years and lowers weighted average interest expense to 3.5% from 4.1 years and 3.7% at December 31, 2020. We recognized a loss of $14.8 million due to the extinguishment of the 2024 notes during the three months ended March 31, 2021.
•Increased fee-bearing capital to $4.1 billion as of March 31, 2021, a 5% increase from December 31, 2020
Investment portfolio and First Quarter 2021 and April 2021 Rent Collections
    Our investment portfolio is diverse both geographically and by product type. In the United States, our portfolio is focused in the western part of the country. In Europe, our portfolio is primarily located in Dublin, Ireland and the United Kingdom.
    As of May 2, 2021, we have collected a total of 94% of our share of first quarter 2021 rents from our properties in our global investment portfolio which is in line with rent collection levels that we achieved during 2020. Such collection rates may not be indicative of collections in any future period. As of March 31, 2021, 87% of our share of the total rents that we collect are generated from our global multifamily and office properties. During the three months ended March 31, 2021, we identified $2.4 million of receivables and other lease-related assets that are no longer probable of being collected. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $2.4 million identified, $2.1 million related to our Consolidated portfolio and was recorded as a reduction of rental income and $0.3 million related to our share of rental income on our Co-Investments portfolio investments and was recorded as a reduction of income from unconsolidated investments.

    Global Multifamily Property Portfolio Rents and Leasing Update

As of May 2, 2021, we have collected a total of 96% of our share of the first quarter 2021 rent from our properties in our global multifamily property portfolio. April 2021 rental collections have been in line with first quarter 2021. We have benefited from certain of our tenants taking advantage of the various legislation passed in the United States and other jurisdictions where we hold multifamily assets. Our multifamily tenants typically pay through direct debit transactions, and tenants within our affordable unit portfolio generally receive some assistance from various government programs, which helps enhance our collection efforts. As the COVID-19 pandemic continues, however, some of our multifamily tenants may have difficulty in making rental payments on time, or at all.
Global Commercial Property Portfolio Rents and Leasing Update

As of May 2, 2021, we have collected 99% of the first quarter 2021 rents from properties in our global office property portfolio, 71% of first quarter 2021 rents from the properties in our global retail property portfolio and 88% of rents from our global industrial property portfolio. April 2021 rental collections have been in line with the first quarter 2021. As of March 31, 2021, 11% of the total rents that we collect are generated from our global retail portfolio, 30% are generated from our global office portfolio and 1% from our global industrial portfolio.
Global Development and Hotel Update
In our development and redevelopment portfolio we have experienced delays, but we currently do not expect material cost increases as we have fixed-rate construction contracts on projects that are currently under construction and for projects that are in early phases we have not had to halt activities as we are mainly in the pre-construction phase and are able to continue progress on projects. Ireland was in a nationwide lockdown that started on January 8, 2021 and began to reopen starting on April 12, 2021. Construction activity was halted during this lockdown but was allowed to restart with the beginning of the reopening on April 12. 2021. We expect that this will push out our timeline on development projects by four months but we believe that any associated costs can be covered within our existing contingency plans on the assumption that there are no further national lockdowns. We have two properties that consist of 0.1 million square feet of office space and 148 market rate multifamily units that should complete construction by the end of 2021. We also have three properties consisting of 0.1 million square feet of commercial space and 469 market rate multifamily units that are unstabilized and undergoing lease up that we expect will be stabilized by the end of 2021. Our VHH portfolio also has 524 units that we expect will finish construction or complete lease up by the end of 2021. Please refer to Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives.
    The COVID-19 pandemic continues to significantly impact the hospitality industry due to travel restrictions and stay-at-home or similar directives resulting in cancellations and significantly reduced travel around the world. We voluntarily closed the Shelbourne hotel on March 15, 2020 and reopened the hotel on June 29, 2020 when we were permitted to do so under applicable laws and guidelines. On October 21, 2020, due to a spike in new cases Ireland had moved to a six week lockdown that closed non-essential businesses and limits travel from home to a distance of five kilometers. As discussed above, Ireland was in lockdown for the majority of the first quarter of 2021. The Shelbourne was open during this period but experienced significantly limited activity at the property which we expect to continue until travel restrictions are lifted. Revenues at The Shelbourne hotel for the three months ended March 31, 2021 were down 89% and Consolidated NOI was down approximately $2.0 million compared to the prior year due to the hotel closure during the reporting period.
Company Overview
    We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners. As of March 31, 2021, we had 208 employees in 12 offices throughout the United States, the United Kingdom, Ireland and Spain. As of March 31, 2021, our Real Estate Assets Under Management ("AUM") stood at $18.1 billion. The real estate that we hold in our global portfolio consists primarily of (60%) multifamily apartments and (40%) commercial based on Consolidated NOI and JV NOI. Geographically, we focus on the (69%) Western United States, the (10%) United Kingdom and (18%) Ireland (including 3% in other).
    Our investment activities involve ownership of 10,350 multifamily units, 4.6 million square feet of office space, 3.9 million square feet of retail and industrial space and one hotel that are consolidated on our financial statements with revenues of $89.7 million and, consolidated net operating income ("Consolidated Portfolio NOI") of $53.2 million during the three months ended March 31, 2021 and AUM of $7.7 billion. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of March 31, 2021, our fee-bearing capital was $4.1 billion and we recognized $7.4 million in investment management fees from equity partners in these vehicles during the three months ended March 31, 2021. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage. As of March 31, 2021, we held ownership interests in 9,508 market rate multifamily units, 10,162 affordable rate multifamily units, 6.6 million square feet of office space, 6.6 million square feet of retail and industrial space, one hotel and $932.6 million of real estate debt (of which our share was $89.2 million), all of which are held through joint ventures and three commingled funds that we manage (which are represented as unconsolidated investments on our financial statements). For the three months ended March 31, 2021, these joint ventures and commingled funds that we manage generated revenues and JV NOI of $37.7 million and $26.4 million, respectively, and had AUM of $10.4 billion as of March 31, 2021. In our Co-

investments Portfolio 88% of our carrying value is accounted for at fair value. The revenue and JV NOI amounts above include the operations of the underlying investments but exclude gains or losses from changes in fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
    In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $683.0 million over the next four years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.
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

	Three Months Ended March 31,
($ in millions, except fee bearing capital which $ in billions)	2021	2020	2019	2018	2017
Multifamily Occupancy	95.1%	94.9%	94.7%	94.3%	93.9%
% change	0.2%	0.2%	0.4%	0.4%	—%
Commercial Occupancy	91.9%	92.3%	93.1%	95.6%	90.8%
% change	(0.4)%	(0.9)%	(2.6)%	5.3%	—%
Consolidated NOI(1)	53.2	70.3	72.0	90.7	51.7
% change	(24.3)%	(2.4)%	(20.6)%	75.4%	—%
JV NOI(1)	26.4	29.9	16.5	13.2	11.7
% change	(11.7)%	81.2%	25.0%	12.8%	—%
Adjusted EBITDA(1)	127.6	112.0	120.2	122.6	77.3
% change	13.9%	(6.8)%	(2.0)%	58.6%	—%
Fee-bearing capital(2)	4.1	3.3	2.3	1.9	1.6
% change	24.2%	43.5%	21.1%	18.8%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
(2) Amounts in fee-bearing capital exclude $1.3 billion as of March 31, 2017 relating to KWE prior to it being wholly-owned.

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
•Our Co-investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets that we have made through the commingled funds and joint ventures that we manage; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that we earn on our fee bearing capital.  We typically own a 5-50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership of 38% as of March 31, 2021.
    In addition to our two primary business segments our Corporate segment includes, among other things, our corporate overhead and our property services group (prior to the sale of the group in October 2020). The Company still maintains its estate sales and marketing business which generates certain real estate related services activity.
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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio as of March 31, 2021 and December 31, 2020:

($ in millions)	March 31, 2021	December 31, 2020
Cash(1)	$713.7	$733.2
Real estate	4,562.7	4,720.5
Accounts receivable and other assets	127.0	146.5
Total Assets	$5,403.4	$5,600.2

Accounts payable	14.6	28.9
Accrued expenses	169.7	184.5
Mortgage debt	2,555.3	2,589.8
KWE bonds	1,152.2	1,172.5
Total Liabilities	3,891.8	3,975.7

Equity	$1,511.6	$1,624.5
(1)Excludes $724.9 million and $231.9 million as of March 31, 2021 and December 31, 2020 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents the carrying value of balance sheet of our Co-Investment Portfolio at our share of the underlying investments as of March 31, 2021 and December 31, 2020:

($ in millions)	March 31, 2021	December 31, 2020
Cash	$105.5	$77.3
Real estate	2,685.2	2,654.4
Loans	98.5	107.1
Accounts receivable and other assets	205.6	205.0
Total Assets	$3,094.8	$3,043.8

Accounts payable and accrued expenses	61.9	64.6
Mortgage debt	1,623.4	1,582.8
Total Liabilities	1,685.3	1,647.4

Equity	$1,409.5	$1,334.6
        Commingled funds
    We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom and Ireland that also have expected hold periods of 5 to 7 years. As of March 31, 2021, our weighted average ownership interest in the commingled funds that we manage was 12%.
        Separate accounts
    We have several equity partners whereby we act as the general partner and receive investment management fees including acquisition, disposition, financing, construction management, performance and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of March 31, 2021, our weighted average ownership interest in the various joint ventures that we manage was 45%.
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
    As of March 31, 2021, we hold ownership interests in 118 assets that include 10,350 consolidated multifamily apartment units and 9,508 units within our Co-Investment Portfolio and 10,162 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Pacific Northwest, primarily the greater Seattle area and Portland, and the Mountain States region, which includes Utah, Idaho, Montana, Colorado and Nevada. The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of March 31, 2021, the VHH portfolio includes 8,425 stabilized rental units with another 1,737 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of March 31, 2021 we have contributed an additional $88.9 million into VHH and have received $217.5 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $136.4 million as of March 31, 2021. We have recorded $135.2 million worth of fair value gains on our investment in VHH including $4.4 million during the three months ended March 31, 2021.
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
    As of March 31, 2021, our Consolidated portfolio held over 4.6 million square feet of office space and 3.9 million square feet of retail and industrial space. Our Co-Investment portfolio has 6.6 million square feet of office space and 6.6 million square feet of retail and industrial space.
    Development and Redevelopment

    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of March 31, 2021 we have 1,399 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 37% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.

    Real Estate Debt
    We have a $2 billion platform ("KW/FF debt platform") with Fairfax Financial Holdings Limited (“Fairfax”) that pursues first mortgage loans secured by high-quality real estate in the Western U.S., Ireland and the United Kingdom. In our role as asset manager, we will earn customary management and performance fees.  We will also invest alongside Fairfax in these loans with an ownership interest between 10% to 25%.  We currently expect that these investments will all be made without the use of any leverage.
    In addition to the KW/FF debt platform we acquire performing and non-performing loans and/or originate loans secured by real estate on our own or with other partners.
    As of March 31, 2021, we held interest in 18 loans with an average interest rate of 6.4% per annum and $932.6 million of real estate debt (of which our share was $89.2 million) located in the Western United States and are primarily invested through our Co-investment Portfolio. In addition to interest income we earn on loans we also earn customary asset management fees from our partners for managing loan investments.
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
Hotel
    We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of March 31, 2021, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will contain 150 rooms in Kona, Hawaii and a hotel property in Hawaii that consists of 72 rooms which is owned in one of our commingled funds.
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
    As of March 31, 2021, we held 18 investments that are primarily comprised of 232 residential units/lots and 3,876 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of March 31, 2021, these investments had a gross asset value of $293.0 million and we had a weighted average ownership in such investments of 73%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of March 31, 2021, $1,157.8 million or 88% of our investments in our Co-Investment Portfolio (15% of total assets) are held at estimated fair value. We have elected fair value options or are carrying commingled fund investments at fair value for these unconsolidated investments in order to report the change in the value in the underlying investments in the results of our current operations. As of March 31, 2021, there were cumulative fair value gains of $266.5 million which comprises 23% of the $1,157.8 million carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $135.4 million of the $266.5 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the three months ended March 31, 2021, we recognized $5.3 million and $0.4 million, respectively, of net fair value gains and performance fee write downs on co-investment portfolio investments.

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

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.80% —5.75%	5.75% — 8.15%
Office	4.00% — 7.00%	5.00% — 9.00%
Retail	5.00% — 8.75%	7.50% — 11.25%
Hotel	6.00% —6.00%	7.50% — 8.25%
Residential	N/A	N/A

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

    We assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of our assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the three months ended March 31, 2021 and future periods.

Selected Financial Data

In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and three months ended March 31, 2021 dating back to 2017.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020	2019	2018	2017
GAAP
Revenues	$99.4	$123.3	$140.7	$190.1	$165.6
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(5.6)	(9.9)	(5.3)	(2.4)	0.8
Basic loss per share of common stock	(0.04)	(0.07)	(0.04)	(0.02)	—
Diluted loss per share of common stock	(0.04)	(0.07)	(0.04)	(0.02)	—
Dividends declared per share of common stock	0.22	0.22	0.21	0.19	0.17
Non-GAAP(1)
Adjusted EBITDA	127.6	112.0	120.2	122.6	77.3
Adjusted EBITDA percentage change	14%	(7)%	(2)%	59%	—%
Adjusted Net Income	47.0	44.8	53.9	63.2	42.7
Adjusted Net Income percentage change	5%	(17)%	(15)%	48%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The following tables show selected financial items as of March 31, 2021 and as of December 31, 2020 through 2017:

	March 31,	December 31,
(in millions)	2021	2020	2019	2018	2017
Cash and cash equivalents	$1,438.6	$965.1	$573.9	$488.0	$351.3
Total assets	7,648.5	7,329.0	7,304.5	7,381.8	7,724.8
Mortgage debt	2,555.3	2,589.8	2,641.0	2,950.3	3,156.6
KW unsecured debt	1,799.8	1,332.2	1,131.7	1,202.0	1,179.4
KWE unsecured bonds	1,152.2	1,172.5	1,274.2	1,260.5	1,325.9
Kennedy Wilson equity	1,617.8	1,644.5	1,678.7	1,246.7	1,365.6
Noncontrolling interests	28.5	28.2	40.5	184.5	211.9
Total equity	1,646.3	1,672.7	1,719.2	1,431.2	1,577.5
Common shares outstanding	141.1	141.4	151.6	143.2	151.6
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
    The table below details the changes in the Company's AUM for the three months ended March 31, 2021:

(in millions)	December 31, 2020	Increases	Decreases	March 31, 2021
IMRES AUM	$17,569.3	$1,103.0	$(557.9)	$18,114.4
    AUM increased 3.1% to approximately $18.1 billion as of March 31, 2021. The increase is due to new acquisitions in our debt platform and UK Industrial portfolio offset by the sale of comingled funds and Friars Bridge Court in the United Kingdom.
Foreign Currency and Currency Derivative Instruments

    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$88.9	$—	$—	$88.9
Hotel	0.8	—	—	0.8
Investment management and property services fees	—	7.4	0.7	8.1
Loans and other	—	1.6	—	1.6
Total revenue	89.7	9.0	0.7	99.4
Expenses
Rental	33.0	—	—	33.0
Hotel	1.6	—	—	1.6
Commission and marketing	—	—	0.3	0.3
Compensation and related	15.1	5.7	13.9	34.7
General and administrative	4.3	1.3	1.2	6.8
Depreciation and amortization	44.4	—	—	44.4
Total expenses	98.4	7.0	15.4	120.8
Income from unconsolidated investments, net of depreciation and amortization	—	18.4	—	18.4
Gain on sale of real estate, net	73.5	—	—	73.5
Interest expense	(32.1)	—	(19.5)	(51.6)
Loss on early extinguishment of debt	—	—	(14.8)	(14.8)
Other income	(2.3)	—	(0.7)	(3.0)
(Provision for) benefit from income taxes	(3.9)	—	1.2	(2.7)
Net income (loss)	26.5	20.4	(48.5)	(1.6)
Net loss attributable to the noncontrolling interests	0.3	—	—	0.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	26.8	20.4	(52.8)	(5.6)
Add back (less):
Interest expense	32.1	—	19.5	51.6
Loss on early extinguishment of debt	—	—	14.8	14.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	7.9	—	7.9
Depreciation and amortization	44.4	—	—	44.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.7	—	1.7
Provision for (benefit from) income taxes	3.9	—	(1.2)	2.7
Fees eliminated in consolidation	(0.3)	0.3	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.9)	—	—	(1.9)
Preferred dividends and accretion of preferred stock issuance costs	—	—	4.3	4.3
Share-based compensation	—	—	7.7	7.7
Adjusted EBITDA(1)	$105.0	$30.3	$(7.7)	$127.6
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31, 2020
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$107.7	$—	$—	$107.7
Hotel	7.2	—	—	7.2
Investment management and property services fees	—	4.5	3.9	8.4
Loans and other	—	—	—	—
Total revenue	114.9	4.5	3.9	123.3
Expenses
Rental	36.7	—	—	36.7
Hotel	6.0	—	—	6.0
Commission and marketing	—	—	0.7	0.7
Compensation and related	11.9	4.6	14.9	31.4
General and administrative	5.6	1.7	2.2	9.5
Depreciation expense	45.5	—	—	45.5
Total expenses	105.7	6.3	17.8	129.8
Income from unconsolidated investments, net of depreciation and amortization	—	10.9	—	10.9
Gain on sale of real estate, net	44.2	—	—	44.2
Interest expense	(33.4)	—	(15.4)	(48.8)
Other (loss) income	(0.9)	—	0.9	—
Provision for income taxes	(5.1)	—	(0.6)	(5.7)
Net income (loss)	14.0	9.1	(29.0)	(5.9)
Net loss attributable to the noncontrolling interests	0.3	—		0.3
Preferred dividends	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	14.3	9.1	(33.3)	(9.9)
Add back (less):
Interest expense	33.4	—	15.4	48.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	8.1	—	8.1
Depreciation and amortization	45.5	—	—	45.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.7	—	1.7
Provision for income taxes	5.1	—	0.6	5.7
Kennedy Wilson's share of provision for income taxes included in unconsolidated investments	—	1.1	—	1.1
Fees eliminated in consolidation	(0.1)	—	0.1	—
EBITDA adjustments attributable to noncontrolling interests	(1.9)	—	—	(1.9)
Preferred dividends	—	—	4.3	4.3
Share-based compensation		—	8.6	8.6
Adjusted EBITDA(1)	$96.3	$20.0	$(4.3)	$112.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
    Financial Highlights
    GAAP net loss to common shareholders was $5.6 million and $9.9 million for the three months ended March 31, 2021 and 2020, respectively.
    Adjusted EBITDA was $127.6 million and $112.0 million for the three months ended March 31, 2021 and 2020, respectively.

    The decrease in GAAP net loss to common shareholders and Adjusted EBITDA is due to higher gains on sale of real estate partially offset by losses on early extinguishment of debt during the three months ended March 31, 2021 as compared to the prior period.
    Operational Highlights
    Same store property highlights for the three months ended March 31, 2021 include:
•For our 16,462 same property multifamily units for the three months ended March 31, 2021 as compared to the prior period:
◦occupancy increased slightly to 95.4% from 94.8%
◦net operating income decreased by 4.6%
◦total revenues decreased by 2.1%
•For 14.5 million square feet of same property commercial real estate for the three months ended March 31, 2021 as compared to the prior period:
◦occupancy decreased slightly to 94.7% from 95.4%
◦net operating income increased by 0.9%
◦total revenues were flat to the prior period
•Investment Transactions
◦acquired $239.8 million of real estate assets and $136.8 million of loans (our share of which was $43.2 million and $12.4 million) and sold $555.8 million of assets (our share of which was $269.9 million)
•Significant Transactions
◦During the three months ended March 31, 2021, we sold Friars Bridge Court a wholly-owned office property in the United Kingdom for a gain on sale of real estate of $73.9 million. Prior to the sale, during the three months ended March 31, 2021, we terminated the lease of the building's sole tenant (and subsequently leased the entire building to another tenant prior to the completion of the sale during the quarter). As a result of terminating the lease we wrote-off $7.7 million of lease related assets to rental income and $2.7 million of leasing commissions to amortization expense relating to the prior tenant. The lease related assets related to a straight line rent asset. The previous tenant was in a rent free period and Kennedy Wilson was accruing rental income on a straight line basis and had yet to receive cash payments from the tenant. The leasing commissions related to costs incurred to secure the lease with the prior tenant. Costs associated with leasing the building to the current tenant were capitalized and were offset against the gain on sale of real estate at the time of the sale.
◦Our 2024 notes had an outstanding balance of $1.15 billion at the beginning of 2021. We completed a tender offer of $576.9 million of aggregate principal on our 2024 notes during the three months ended March 31, 2021 which resulted in $14.8 million loss on early extinguishment of debt due to a tender premium paid and the write off of the proportionate share of capitalized loan fees and debt discounts on the 2024 notes. The tender offer was funded by the $1.2 billion issuance of 2029 notes and 2031 notes during the three months ended March 31, 2021. The remaining proceeds from the 2029 notes and 2031 notes were used to redeem the remaining 2024 Notes on April 1, 2021.
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

	Three Months Ended March 31, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.4	—%	$—	—%	$0.4	—%
Net (loss) income	0.7	(13)%	0.1	(2)%	0.8	(15)%
Adjusted EBITDA	1.2	1%	0.1	—%	1.3	1%

	Three Months Ended March 31, 2020
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(1.9)	(2)%	$—	—%	$(1.9)	(2)%
Net (loss) income	(1.1)	(11)%	(0.1)	(1)%	(1.2)	(12)%
Adjusted EBITDA	(2.6)	(2)%	(0.3)	—%	(2.9)	(2)%
    Consolidated Portfolio Segment
    Revenues
    Rental income was $88.9 million for the three months ended March 31, 2021 as compared to $107.7 million for the same period in 2020. The $18.8 million decrease is due to the $7.7 million write off of lease related assets related to the termination of a lease at Friars Bridge Court prior to its sale as discussed above. The remaining factors contributing to the decrease relate to us being a net seller of consolidated assets in the prior year with proceeds from dispositions generally going towards investments in our Co-Investment segment or to fund development initiatives. Additionally, we had a $2.1 million reduction to rental income for the three months ended March 31, 2021 primarily from assets within our European retail portfolio as we assessed the full collection of these rents as no longer probable. This was driven by the impact of COVID-19 pandemic with no comparable activity in the three months ended March 31, 2020.
    Hotel income was $0.8 million for the three months ended March 31, 2021 as compared to $7.2 million for the same period in 2020. The $6.4 million decrease is primarily due to severely limited operations of the Shelbourne hotel during the three months ended March 31, 2021 as Ireland was in lockdown and government regulations only allowed essential employees to book rooms at the hotel. Conversely, in the three months ended March 31, 2020, the hotel was open for normal operations through March 15, 2020.
    Expenses
    Rental expenses decreased to $33.0 million for the three months ended March 31, 2021 as compared to $36.7 million for the three months ended March 31, 2020. The decrease is due to the Company being a net seller of assets in the prior period which has led to a decrease in assets in the Consolidated portfolio which has led to lower rental expenses.
    Hotel expenses decreased to $1.6 million for the three months ended March 31, 2021 as compared to $6.0 million for the three months ended March 31, 2020 primarily due to limited operations of the Shelbourne hotel during first quarter 2021.
    Compensation expense increased to $15.1 million for the three months ended March 31, 2021 as compared to $11.9 million for the three months ended March 31, 2020 due to higher bonus accrual during the three months ended March 31, 2021 as compared to the prior period.
General and administrative expenses decreased to $4.3 million for three months ended March 31, 2021 as compared to $5.6 million for the three months ended March 31, 2020 due to a substantial overall decrease in general and administrative expenses across the board, including travel and office expenses primarily related to the COVID-19 pandemic and resulting remote working at all of our key locations.
Depreciation and amortization decreased to $44.4 million during the three months ended March 31, 2021 as compared to $45.5 million. The decrease is primarily due to the Company being a net seller of consolidated assets in the prior year as discussed above. This decrease was offset by a $2.7 million increase relating to the write off of leasing commissions to depreciation expense from the termination of a lease with a tenant at Friars Bridge Court.
    Other
    Gain on sale of real estate, net was $73.5 million for the three months ended March 31, 2021 compared to $44.2 million during the same period in 2020. The gain recognized during the three months ended March 31, 2021 relates to the sale of Friars Bridge Court, an office building in the United Kingdom. The gains recognized during the three months ended March 31, 2020 primarily relate to the sale of non-core assets in Europe including Pioneer Point, a multifamily property in United Kingdom and a loan investment secured by a multifamily property in Dublin.

    Interest expense was $32.1 million for the three months ended March 31, 2021 as compared to $33.4 million for the same period in 2020. The decrease is due to the decrease in consolidated property level debt resulting from the sale of assets.
    Co-Investment Portfolio Segment
Investment Management
    On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the three months ended March 31, 2021 we had fees recorded through revenues of $7.4 million as compared to $4.5 million from the same period in 2020. During the three months ended March 31, 2021 we had higher base management fees as a result of having more assets under management in our Co-Investment platform mainly from bringing in additional investors into our Europe Fund, new assets under management in our UK Industrial separate account and additional assets under management in our real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
    Expenses increased to $7.0 million for the three months ended March 31, 2021 as compared to $6.3 million for the same period in 2020 primarily due to higher discretionary compensation expense which was offset by lower travel related expenses.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended March 31, 2021 and the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Revenue
Rental	$37.7	$40.6
Sale of real estate	18.6	2.0
Investment management fees - performance fees	(0.4)	(1.0)
Total revenue	55.9	41.6
Expenses
Rental	11.3	10.7
Cost of real estate sold	15.9	2.5
Depreciation and amortization	1.8	1.7
Total expenses	29.0	14.9
Loss on sale of real estate, net	—	(0.6)
Interest expense	(7.9)	(8.1)
Other loss	(4.9)	(3.2)
Fair Value/other adjustments	4.3	(2.9)
Provision for income taxes	—	(1.0)
Income from unconsolidated investments	$18.4	$10.9
    The increase in income from unconsolidated investments increased due to higher fair values primarily from VHH and in our retained unconsolidated investment interest in the Zonda business from Meyers Research after our sale of that business in 2018. We also had higher gains from sales on homes at our Kohanaiki development project for the three months ended March 31, 2021. Our share of JV NOI (rental income net of rental operating expenses) decreased in the current period primarily due to a surrender premium we received, a one-time breakage fee from a tenant that exited their lease early, on an office property in the United Kingdom during the three months ended March 31, 2020.
During the three months ended March 31, 2021, we recorded a $0.4 million decrease in the accrual for performance fees relating to our commingled funds. During the three months ended March 31, 2020 we had $1.0 million decrease in the accrual for performance fees relating to our commingled business and investments in a European separate account. The decrease is due to the fair value write downs on certain assets in our commingled funds.
    Corporate
    Property services fees decreased to $0.7 million during the three months ended March 31, 2021 as compared to $3.9 million for the same period in 2020 due to the sale of the Property Services group in October 2020. The Company still maintains its estate sales and marketing business which generates certain real estate related services activity.

    Expenses decreased to $15.4 million for the three months ended March 31, 2021 as compared to $17.8 million due to lower travel, office, charitable contribution and share based compensation expenses which was offset by higher discretionary bonus compensation expense, for the three months ended March 31, 2021.
    Interest expense was $19.5 million for the three months ended March 31, 2021 as compared to $15.4 million for the same period in 2020. The increase is due to higher outstanding corporate debt balances during the period. The Company had outstanding balance on its revolving line of credit throughout the first quarter of 2021 with no comparable activity during the first quarter of 2020. The Company also higher debt balances during the quarter ended March 31, 2021, as a portion of the 2024 Notes were outstanding in addition to the balances of the 2029 Notes and 2031 Notes. The proceeds from the 2029 Notes and 2031 Notes were used on April 1, 2021 to redeem the remaining balance of the 2024 Notes.
The $14.8 million loss on the early extinguishment of debt is due to the tender offer on the 2024 Notes and resulting premium and write off of proportionate share of capitalized debt costs and debt discount that was completed in the first quarter 2021 with no comparable activity in the prior period.
    Our income tax expense was $2.7 million for the three months ended March 31, 2021 as compared to an income tax expense of $5.7 million in for the same period in 2020. The decrease in income tax expense is primarily attributable to a tax expense recorded during 2020, which did not recur in 2021, relating to an increase in valuation allowance on the deferred tax asset associated with the Company’s tax basis in excess of its book carrying value for its investment in the KWE partnership.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.6)	$(9.9)
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(23.6)	(15.2)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	0.2
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	38.4	13.0
Unrealized income (loss) on interest rate swaps	1.7	(5.6)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$10.9	$(17.5)
Included within the net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Realized foreign currency exchange loss - consolidated statements of operations	$(2.3)	$(0.7)
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$(2.3)	$(0.7)
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2021 and 2020 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2021	2020
Euro	(3.8)%	(2.2)%
GBP	0.9%	(6.4)%
Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended March 31, 2021 and

2020 was income of $10.9 million and a loss of $17.5 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR weakening against the U.S. Dollar and GBP. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments offset by hedge losses on hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from the reversal of prior losses as the contracts get closer to their maturity date.
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
    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our revolving credit facility. As of March 31, 2021, we and our consolidated subsidiaries had $1,438.6 million ($620.2 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $73.0 million and had $450.0 million of availability under our revolving credit facility. As of March 31, 2021, we have $901.1 million of restricted cash, which is included in cash and cash equivalents, that relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties. As of March 31, 2021 the restricted cash balance includes $817.8 million of cash that was used for the redemption of 2024 Notes and KWE Bonds in April 2021.
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
    The COVID-19 pandemic could potentially have a significant impact on our liquidity and capital resources depending on the duration for which the pandemic lasts and its effect on the global economy. Despite these uncertainties we believe we have sufficient liquidity to support our business operations during the currently foreseeable term of the COVID-19 pandemic through:
•Consolidated cash of $1,438.6 million as of March 31, 2021
•Pro forma consolidated cash balance of $620.8 million as of March 31, 2021 after redemption of remaining 2024 Notes on April 1, 2021 and £150.0 million redemption of KWE Bonds on April 26, 2021.
•$450.0 million available under our revolving credit facility as of March 31, 2021
•Minimal debt maturities in 2021, $104.0 million representing less than 2% of our total debt obligations
•Rent collections of 94%% across our global investment portfolio for the first quarter of 2021 rents as of May 2, 2021
    Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Please also see the section titled “COVID-19 Impact” above and Part I. Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of March 31, 2021, we had 1,399 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.1 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2021, we had incurred $397.0 million of costs to date and expect to spend an additional $683.0 million to develop to completion or complete the entitlement process on these projects. Of the $683.0 million of remaining costs to complete, we currently expect $309.0 million of it to be funded through cash from us over the life of the projects. When development projects are completed they typically move into our unstabilized bucket as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 1,737 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $17.8 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
2022-2024
Ireland(3)	Office	Kildare(5)	Received Planning	2022	2022	64,000	—	$65	$35	$30
Ireland(3)	Office	Hanover Quay(5)	Received Planning	2021	2022	69,000	—	41	32	9
Mountain States	Multifamily	The Clara(5)	Under Construction	2021	2022	—	148	25	19	6
Mountain States	Multifamily	River Pointe(5)	In Design	2022	2022	—	89	23	6	17
Nor. California	Multifamily	38° North Phase II(5)	Planning Received	2023	2024	—	172	65	5	60
Ireland(3)	Multifamily	Grange(6)	In Design	2023	2024	7,000	287	71	24	47
Ireland(3)	Multifamily	Coopers Cross(6)	In Design	2023	2024	—	471	129	66	63
Ireland(3)	Office	Coopers Cross(6)	In Design	2023	2024	394,000	—	175	59	116
Ireland(3)	Mixed-Use	Leisureplex(5)	In Design	2024	2025	20,000	232	151	25	126
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	2024	—	150	335	126	209
	Total					554,000	1,549	$1,080	$397	$683
Note: The table above excludes one fund multifamily development project for 333 units, two fund industrial development project for 0.2 million commercial sq. ft., and one development project where the scope of projects are still being explored.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2021. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $309 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €0.85 = $1 USD and £0.72 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have 11 assets that comprise 1.0 million commercial square feet and 469 multifamily units that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $35.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized (grouped by expected year to reach stabilization):

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Leased %	KW Est. Costs to Complete(1)
2021
Capital Dock	Co-Investment	Ireland(2)	Mixed-Use	50%	1	27,000	190	67%	$3.0
Old School	Consolidated	United Kingdom(2)	Office	100%	1	21,000	—	53	0.5
Clancy Quay - Phase 3	Co-Investment	Ireland	Multifamily	50%	1	7,000	279	54	3.1
		2021 Subtotal			3	55,000	469	58%	$6.6
2022
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	0.2
Maidenhead	Consolidated	United Kingdom(2)	Office	100%	1	65,000	—	—	0.1
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	—	62	10.9
Various	Consolidated	United Kingdom(2)	Retail	100%	3	184,000	—	—	3.3
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	—	34	14.8
		2022 Subtotal			8	941,000	—	34%	$29.3

		Total Lease-Up			11	996,000	469	35%	$35.9
Note: The table above excludes fund assets and one assets expected to sell, totaling 0.6 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2021. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.85 = $1 USD and £0.72 = $1 USD

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
Share Repurchase Plan
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of March 31, 2021, we had $244.8 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net cash used in operating activities	$(76.6)	$(36.6)
Net cash provided by investing activities	152.9	240.0
Net cash provided by (used in) financing activities	392.6	(93.3)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  We had cash flows used in operations of $76.6 million and $36.6 million for the three months ended March 31, 2021 and 2020, respectively. The change was due to primarily due to the tender premium paid on the 2024 Notes, additional interest expense associated with higher corporate loan balances and a $19.0 million surrender premium we paid to terminate a lease at Friars Bridge Court in order to secure a new tenant for the building prior to its sale.
Investing

    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $152.9 million for the three months ended March 31, 2021. We received $228.3 million from the sale of Friars Bridge Court an office building in the United Kingdom. We spent $47.3 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We received $21.6 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds, refinancing and resyndications with our VHH portfolio and a partial redemption of a hedge fund investment. We also contributed $52.8 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our UK Industrial platform. Our share of new loans issued as part of our debt platform were $12.9 million and we received $19.8 million of proceeds from the sale of a portion of existing loans to equity partners.
    Net cash provided by investing activities totaled $240.0 million for the three months ended March 31, 2020. We received $182.0 million from the sale of non-core assets in Europe including Pioneer Point multifamily property in the United Kingdom and $33.0 million collection relating to the sale of a loan in Dublin secured by a multifamily property. We spent $37.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We received $79.3 million in investing distributions from our co-investments primarily from the sale of an additional 30% interest of three multifamily properties to AXA as part of our separate account platform with them. We also contributed $45.3 million to unconsolidated investments that were primarily used to fund our share of capital calls on our commingled funds. The settlement of foreign currency derivatives netted $32.5 million during the three months ended March 31, 2020.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $392.6 million for the three months ended March 31, 2021. The Company received proceeds of $1.2 billion from the issuance of 2029 notes and 2031 notes and repaid $576.9 million of the 2024 notes. We incurred $17.1 million of debt issuance costs associated with the issuance of the 2029 notes and 2031 notes. We repaid $150.0 million on our revolving line of credit during the three months ended March 31, 2021. Kennedy Wilson received proceeds of $50.4 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $67.7 million of mortgage debt. During the three months ended March 31, 2021, we paid common dividends of $32.6 million and preferred dividends of $4.3 million and we repurchased $14.3 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At March 31, 2021, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years(9)	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,562.7	$38.6	$937.8	$903.6	$682.7
Senior notes(3) (4)	1,773.1	—	573.1	—	1,200.0
Credit Facility(4)	50.0	—	50.0	—	—
KWE Unsecured bonds(4) (5)	1,156.6	—	510.3	646.3	—
Total borrowings	5,542.4	38.6	2,071.2	1,549.9	1,882.7
Operating leases	3.2	1.0	1.9	0.3	—
Ground leases(8)	24.7	0.1	0.4	0.4	23.8
Total contractual cash obligations(7)	$5,570.3	$39.7	$2,073.5	$1,550.6	$1,906.5

(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $118.5 million; 1-3 years - $366.0 million; 4-5 years - $109.7 million; After 5 years - $39.8 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2021.
(2) Excludes $4.2 million of net unamortized debt premium on mortgage debt.
(3) Excludes $2.9 million of net unamortized debt premium on senior notes.
(4) Excludes $39.8 million of unamortized loan fees.
(5) Excludes $2.6 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $37.1 million; 1-3 years - $2,049.2 million; 4-5 years - $1,513.0 million; After 5 years - $1,894.2 million.
(7) Table above excludes $110.3 million unfulfilled capital commitments to our unconsolidated and fund investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
(9) Includes $573.1 million of 2024 notes in senior notes and $207.0 million of KWE unsecured bonds that were paid down in April 2021
Indebtedness and Related Covenants
    The following describes KWH's corporate indebtedness and related covenants.
    Senior Notes Payable
On February 11, 2021, Kennedy-Wilson, Inc., as issuer, issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued $100 million aggregate principal of the 2029 notes and $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 notes and the 2031 notes. The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The notes will mature on March 1, 2029 (in the case of the 2029 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024, Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 notes and 2031 notes included in the Company's consolidated balance sheets was $602.2 million and $602.1 million at March 31, 2021.
    Kennedy Wilson, Inc., as issuer, issued $1.2 billion of 5.875% Senior Notes due 2024 (the "2024 notes"). On January 27, 2021 the Company announced a tender offer for up to $1.0 billion aggregate principal amount of outstanding 2024 notes. On February 9, 2021, $576.9 million aggregate principal amount of the 2024 Notes were tendered. On April 1, 2021, the Company redeemed the remaining $573.5 million of the 2024 notes using cash on hand from the proceeds of the 2029 notes and 2031 notes. The amount of the 2024 notes included in the Company's consolidated balance sheets was $571.7 million at March 31, 2021.
    KWE Senior Notes Payable
    KWE has bonds outstanding ("KWE Bonds") of approximately $510.3 million (based on March 31, 2021 rates) (£369.8 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. On April 26, 2021 the Company redeemed £150.0 million of the KWE Bonds. Subsequent to the redemption £219.8 million of the KWE Bonds are outstanding.
    KWE also established a £2.0 billion (approximately $2.8 billion based on March 31, 2021 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $646.3 million (based on March 31, 2021 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $643.7 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
    Borrowings Under Line of Credit

    On March 25, 2020, the Company, through Kennedy-Wilson, Inc. (the "Borrower"), its wholly-owned subsidiary, extended its existing $500 million revolving line of credit ("Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by one year.

    The Company has an outstanding balance of $50.0 million on the Second A&R Facility with $450.0 million available to be drawn as of March 31, 2021.
    Debt Covenants
    The Second A&R Facility and the indentures governing the 2024 notes, 2029 notes and 2031 notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers.
    In addition to the above, the Second A&R Facility has certain financial covenants as set forth within the Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement"). The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2021, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the 2024 notes, 2029 notes and 2031 notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of March 31, 2021, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, the Company received waivers on certain debt covenants in loan agreements governing a total of $258.9 million or 7% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse to the Company and the waivers are through second quarter 2021 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to the second quarter of 2021, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. We also received covenant waivers on $181.2 million of mortgages within our Co-Investment portfolio (our share of which is $58.5 million and our equity in the properties securing the mortgage is $14.5 million). The Company is current on all payments (principal and interest) for its property-level mortgages including the loans discussed above.
    As of March 31, 2021, the Company was in compliance with or had received waivers on all covenant calculations after taking into consideration the waivers discussed above.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. At March 31, 2021, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $22.5 million. The guarantees expire through 2025 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of March 31, 2021, we had unfulfilled capital commitments totaling $110.3 million to our joint venture investments. In addition to the unfunded capital commitments on our joint venture investments, we had $148.3 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2021 dated back through 2017.

	Three Months Ended March 31,
(dollars in millions)	2021	2020	2019	2018	2017
Net (loss) income	$(1.6)	$(5.9)	$1.6	$(1.0)	$0.9
Non-GAAP Adjustments
Add back:
Interest expense	51.6	48.8	55.3	58.9	50.0
Loss on early extinguishment of debt	14.8	—	—	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.9	8.1	8.5	5.1	5.5
Depreciation and amortization	44.4	45.5	49.1	55.7	49.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.7	1.7	2.1	3.5	4.3
Provision for (benefit from) from income taxes	2.7	5.7	4.0	(2.6)	(4.1)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.1	—	—	—
Share-based compensation	7.7	8.6	10.4	9.9	10.7
EBITDA attributable to noncontrolling interests	(1.6)	(1.6)	(10.8)	(6.9)	(39.7)
Adjusted EBITDA(1)	$127.6	$112.0	$120.2	$122.6	$77.3
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	2019	2018	2017
Net (loss) income	$(1.6)	$(5.9)	$1.6	$(1.0)	$0.9
Non-GAAP adjustments:
Add back:
Depreciation and amortization	44.4	45.5	49.1	55.7	49.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.7	1.7	2.1	3.5	4.3
Share-based compensation	7.7	8.6	10.4	9.9	10.7
Preferred dividends	(4.3)	(4.3)	—	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(0.9)	(0.8)	(9.3)	(4.9)	(22.9)
Adjusted Net Income(1)	$47.0	$44.8	$53.9	$63.2	$42.7

(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
Net Operating Income

2021	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(1.6)	$18.4
Less: Provision for income taxes	2.7	—
Less: Income from unconsolidated investments	(18.4)	—
Less: Gain on sale of real estate, net	(73.5)	—
Add: Interest expense	51.6	7.9
Add: Early extinguishment of debt	14.8	—
Less: Other (loss) income	3.0	4.9
Less: Sale of real estate	—	(18.6)
Less: Loans and other	(1.6)	—
Less: Investment management and property services	(8.1)	0.4
Add: Cost of real estate sold	—	15.9
Add: Commission and marketing	0.3	—
Add: Compensation and related	34.7	—
Add: General and administrative	6.8	—
Add: Depreciation and amortization	44.4	1.8
Less: Fair value adjustments	—	(4.3)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$53.2	$26.4

2020	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(5.9)	$10.9
Less: Provision for income taxes	5.7	1.0
Less: Income from unconsolidated investments	(10.9)	—
Less: Gain on sale of real estate, net	(44.2)	0.6
Add: Interest expense	48.8	8.1
Less: Other (loss) income	—	3.2
Less: Sale of real estate	—	(2.0)
Less: Investment management and property services	(8.4)	1.0
Add: Cost of real estate sold	—	2.5
Add: Commission and marketing	0.7	—
Add: Compensation and related	31.4	—
Add: General and administrative	9.5	—
Add: Depreciation and amortization	45.5	1.7
Less: Fair value adjustments	—	2.9
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.3	$29.9

2019	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$1.6	$41.7
Add: Provision for income taxes	4.0	—
Less: Income from unconsolidated investments	(41.7)	—
Less: Gain on sale of real estate, net	(34.9)	(2.4)
Add: Interest expense	55.3	8.6
Add: Transaction-related expenses	0.8	—
Less: Other income (loss)	2.5	(2.9)
Less: Sale of real estate	(1.1)	(5.4)
Less: Investment management and property services	(8.8)	(2.2)
Add: Cost of real estate sold	1.2	6.0
Add: Commission and marketing	1.0	—
Add: Compensation and related	35.3	—
Add: General and administrative	10.9	—
Add: Depreciation and amortization	49.1	2.1
Less: Fair value adjustments	—	(29.0)
Less: NCI adjustments	(3.2)	—
Net Operating Income	$72.0	$16.5

2018	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (Loss) Income	$(1.0)	$26.0
Less: Benefit from income taxes	(2.6)	—
Less: Income from unconsolidated investments	(26.0)	—
Less: Gain on sale of real estate, net	(28.0)	(0.3)
Add: Interest expense	58.9	5.2
Less: Other (loss) income	(0.1)	1.2
Less: Sale of real estate	(9.4)	(3.1)
Less: Investment management, property services, research	(10.1)	(10.3)
Add: Cost of real estate sold	8.4	3.1
Add: Commission and marketing	1.4	—
Add: Compensation and related	39.6	—
Add: General and administrative	11.4	—
Add: Depreciation and amortization	55.7	3.5
Less: Fair value adjustments	—	(12.1)
Less: NCI adjustments	(7.5)	—
Net Operating Income	$90.7	$13.2

2017	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$0.9	$22.5
Add: Benefit from income taxes	(4.1)	—
Less: Income from unconsolidated investments	(22.5)	—
Less: Gain on sale of real estate, net	(5.4)	(0.6)
Add: Interest expense	50.0	5.5
Add: Transaction-related expenses	0.3	—
Less: Other (loss) income	(2.6)	0.9
Less: Sale of real estate	(0.8)	(17.2)
Less: Investment management, property services, research	(17.5)	(2.9)
Add: Cost of real estate sold	0.7	14.1
Add: Commission and marketing	2.0	—
Add: Compensation and related	32.7	0.3
Add: General and administrative	10.0	1.0
Add: Depreciation and amortization	49.7	4.3
Less: Fair value adjustments	—	(16.2)
Less: NCI adjustments	(41.7)	—
Net Operating Income	$51.7	$11.7
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$(1.6)	$(1.6)	$(5.9)	$(5.9)
Less: (Provision for) benefit from income taxes	2.7	2.7	5.7	5.7
Less: Income from unconsolidated investments	(18.4)	(18.4)	(10.9)	(10.9)
Less: Gain on sale of real estate, net	(73.5)	(73.5)	(44.2)	(44.2)
Add: Interest expense	66.4	66.4	48.8	48.8
Less: Other (loss) income	1.4	1.4	—	—
Less: Sale of real estate	—	—	—	—
Less: Investment management, property services and research fees	(8.1)	(8.1)	(8.4)	(8.4)
Add: Rental expenses	33.0	—	36.7	—
Add: Hotel expenses	1.6	—	6.0	—
Add: Cost of real estate sold	—	—	—	—
Add: Commission and marketing	0.3	0.3	0.7	0.7
Add: Compensation and related	34.7	34.7	31.4	31.4
Add: General and administrative	6.8	6.8	9.5	9.5
Add: Depreciation and amortization	44.4	44.4	45.5	45.5
Less: NCI adjustments (1)	(1.8)	(1.1)	(2.2)	(1.3)
Add: Unconsolidated investment adjustments (2)	31.2	23.0	31.8	23.8
Add: Straight-line and above/below market rents	7.1	7.1	(3.7)	(3.7)
Less: Reimbursement of recoverable operating expenses	(5.5)	—	(6.9)	—
Less: Properties bought and sold (3)	(1.2)	0.2	(10.0)	(8.7)
Less: Other properties excluded (4)	(8.0)	(0.1)	(12.6)	0.1
Other Reconciling Items (5)	0.9	(1.5)	2.2	1.7
Same Property	$112.4	$82.7	$113.5	$84.1

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$46.1	$38.9	$46.1	$38.6
Multifamily Market Rate Portfolio - Same Property	57.3	37.6	58.6	39.4
Multifamily Affordable Portfolio - Same Property	9.0	6.2	8.8	6.1
Same Property	$112.4	$82.7	$113.5	$84.1
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2021, 87% of our consolidated level debt is fixed rate, 6% is floating rate with interest caps and 7% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $3.5 million increase in interest expense or negligible interest expense savings during 2021 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.68% and approximately 2.4 years, respectively, as of March 31, 2021.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2021. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2021. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	As of March 31, 2021
Interest rate sensitive assets
Cash and cash equivalents	$1,438.6	$—	$—	$—	$—	$—	$1,438.6	$1,438.6
Average interest rate	0.07%	—%	—%	—%	—%	—%	0.07%	—
Fixed rate receivables	7.2	—	8.7	1.0	8.7	6.1	31.7	31.7
Average interest rate (1)	—%	—%	6.23%	5.00%	6.87%	6.49%	1.14%	—
Variable rate receivables	21.9	7.4	25.5	—	11.2	0.8	66.8	66.8
Average interest rate	3.93%	7.45%	7.55%	—%	6.90%	4.84%	30.68%	—
Total	$1,467.7	$7.4	$34.2	$1.0	$19.9	$6.9	$1,537.1	$1,537.1
Weighted average interest rate	0.15%	7.45%	6.50%	5.00%	—%	5.37%	0.83%
Interest rate sensitive liabilities
Variable rate borrowings	$71.5	$295.6	$96.0	$84.7	$77.8	$87.4	$713.0	$635.6
Average interest rate	4.47%	1.95%	2.96%	3.00%	2.42%	1.71%	2.49%	—
Fixed rate borrowings	10.3	528.7	259.1	728.0	1,187.2	2,116.1	4,829.4	4,674.8
Average interest rate	4.06%	3.98%	3.11%	5.45%	3.43%	4.41%	4.54%	—
Total	$81.8	$824.3	$355.1	$812.7	$1,265.0	$2,203.5	$5,542.4	$5,310.4
Weighted average interest rate	4.42%	3.25%	3.07%	5.18%	3.37%	4.30%	3.98%
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
    Approximately 45% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2021, we have hedged 96% of the gross asset carrying value of our euro denominated investments and 87% of the gross asset carrying value of our GBP denominated investments.
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

    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $15.9 million or decrease by $16.1 million, respectively. If rates increase or decrease by 10% we would have an increase of $31.7 million and a decrease of $32.3 million, respectively.
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
Item 1A.    Risk Factors

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2021	658,293	$17.69	18,868,093	$245,052,029
February 1 - February 28, 2021	—	—	18,868,093	245,052,029
March 1 - March 31, 2021	10,281	$20.00	18,878,374	244,846,411
Total	668,574		18,878,374	$244,846,411
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
4.1
Supplemental Indenture No. 13 dated January 19, 2021 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.

4.2
Supplemental Indenture No 2029-1, dated as of February 11, 2021, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association
Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021

4.3
Supplemental Indenture No 2031-1, dated as of February 11, 2021, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association
Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021

10.1	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 6, 2021	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)