Form 10-Q
period 2021-09-30
Kennedy-Wilson Holdings, Inc.
filed 2021-11-04
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of November 3, 2021 was 139,284,242.

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
ii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$840.8	$965.1
Accounts receivable (including $15.1 and $12.6 of related party)	43.2	47.9
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $802.7 and $815.0)	4,836.9	4,720.5
Unconsolidated investments (including $1,583.8 and $1,136.5 at fair value)	1,737.9	1,289.3
Other assets	189.4	199.1
Loan purchases and originations	126.4	107.1
Total assets(1)	$7,774.6	$7,329.0

Liabilities
Accounts payable	$13.1	$30.1
Accrued expenses and other liabilities	549.5	531.7
Mortgage debt	2,674.3	2,589.8
KW unsecured debt	1,775.7	1,332.2
KWE unsecured bonds	929.1	1,172.5
Total liabilities(1)	5,941.7	5,656.3

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of September 30, 2021 and December 31, 2020	295.2	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 139,603,243 and 141,365,323 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,702.0	1,725.2
Retained earnings	196.3	17.7
Accumulated other comprehensive loss	(393.7)	(393.6)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,799.8	1,644.5
Noncontrolling interests	33.1	28.2
Total equity	1,832.9	1,672.7
Total liabilities and equity	$7,774.6	$7,329.0

(1) The assets and liabilities as of September 30, 2021 include $168.1 million (including cash held by consolidated investments of $10.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $150.8 million) and $110.2 million (including mortgage debt of $101.4 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2020 include $166.0 million (including cash held by consolidated investments of $9.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $150.0 million) and $107.7 million (including mortgage debt of $97.5 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Rental	$96.1	$102.2	$279.7	$308.8
Hotel	6.2	3.1	9.2	10.4
Investment management and property services fees (includes $9.0, $5.6, $25.6 and $15.3 of related party fees)	9.7	8.9	27.1	25.2
Loan and other	2.4	1.3	6.2	1.5
Total revenue	114.4	115.5	322.2	345.9
Expenses
Rental	32.4	33.5	97.8	102.2
Hotel	3.7	2.7	7.8	10.9
Commission and marketing	0.1	0.9	0.7	2.5
Compensation and related (includes $6.9, $7.6, $21.9 and $24.5 of share-based compensation)	40.2	26.3	123.5	85.1
General and administrative	8.9	8.6	24.7	26.1
Depreciation and amortization	39.2	44.3	125.3	135.1
Total expenses	124.5	116.3	379.8	361.9
Income from unconsolidated investments	143.1	14.9	213.9	45.0
Gain on sale of real estate, net	15.0	4.0	417.0	47.7
Transaction-related expenses	—	(0.1)	(0.4)	(0.6)
Interest expense	(45.3)	(50.8)	(141.4)	(150.0)
Loss on early extinguishment of debt	—	—	(38.6)	(1.3)
Other income (loss)	0.4	0.3	(2.6)	0.2
Income (loss) before (provision for) benefit from income taxes	103.1	(32.5)	390.3	(75.0)
(Provision for) benefit from income taxes	(30.6)	12.8	(98.2)	10.3
Net income (loss)	72.5	(19.7)	292.1	(64.7)
Net (income) loss attributable to the noncontrolling interests	(2.3)	(1.1)	(3.5)	0.5
Preferred dividends and accretion of preferred stock issuance costs	(4.3)	(4.3)	(12.9)	(12.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$65.9	$(25.1)	$275.7	$(77.1)
Basic earnings (loss) per share
Earnings (loss) per share	$0.48	$(0.18)	$1.98	$(0.55)
Weighted average shares outstanding	138,934,754	140,119,442	138,989,733	140,181,438
Diluted earnings (loss) per share
Earnings (loss) per share	$0.47	$(0.18)	$1.96	$(0.55)
Weighted average shares outstanding	139,437,126	140,119,442	140,565,582	140,181,438
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$72.5	$(19.7)	$292.1	$(64.7)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(28.4)	28.8	(51.4)	33.5
Amounts reclassified out of AOCI during the period	—	—	2.2	0.2
Unrealized foreign currency derivative contracts gain (loss)	16.6	(18.6)	46.0	(24.9)
Unrealized gain (loss) on interest rate swaps	0.3	0.4	2.0	(5.9)
Total other comprehensive (loss) income for the period	(11.5)	10.6	(1.2)	2.9

Comprehensive income (loss)	61.0	(9.1)	290.9	(61.8)
Comprehensive (income) loss attributable to noncontrolling interests	(1.5)	(1.9)	(2.4)	1.1
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$59.5	$(11.0)	$288.5	$(60.7)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2021	300,000	$295.2	140,763,243	$—	$1,719.5	$165.4	$(382.9)	$30.6	$1,827.8
Shares retired due to common stock repurchase program	—	—	(1,160,000)	—	(20.5)	(4.4)	—	—	(24.9)
Stock based compensation	—	—	—	—	6.8	—	—	—	6.8
Other comprehensive (loss) income :
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.7)	(0.7)	(28.4)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	16.6	—	16.6
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.3	—	0.3
Common stock dividends	—	—	—	—	—	(30.6)	—	—	(30.6)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net income	—	—	—	—	—	70.2	—	2.3	72.5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3.4)	(3.4)
Incentive allocation to noncontrolling interests	—	—	—	—	(3.8)	—	—	3.8	—
Balance at September 30, 2021	300,000	$295.2	139,603,243	$—	$1,702.0	$196.3	$(393.7)	$33.1	$1,832.9

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2020	300,000	$295.2	143,488,900	$—	$1,746.3	$(70.2)	$(423.5)	$41.3	$1,589.1
Shares forfeited	—	—	(56,876)	—	—	—	—	—	—
Shares retired due to common stock repurchase program	—	—	(1,357,892)	—	(24.0)	4.1	—	—	(19.9)
Stock based compensation	—	—	—	—	7.6	—	—	—	7.6
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	28.0	0.8	28.8
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(18.6)	—	(18.6)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.4	—	0.4
Common stock dividends	—	—	—	—	—	(31.3)	—	—	(31.3)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net loss	—	—	—	—	—	(20.8)	—	1.1	(19.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.9	0.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16.4)	(16.4)
Balance at September 30, 2020	300,000	$295.2	142,074,132	$—	$1,729.9	$(122.5)	$(413.7)	$27.7	$1,516.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shares forfeited	—	—	(237,588)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	619,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(967,536)	—	(20.5)	—	—	—	(20.5)
Shares retired due to common stock repurchase program	—	—	(1,176,901)	—	(20.8)	(4.4)	—	—	(25.2)
Stock based compensation	—	—	—	—	21.9	—	—	—	21.9
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(48.6)	(1.0)	(49.6)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	45.9	—	45.9
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	2.6	—	2.6
Common stock dividends	—	—	—	—	—	(92.7)	—	—	(92.7)
Preferred stock dividends	—	—	—	—	—	(12.9)	—	—	(12.9)
Net income	—	—	—	—	—	288.6	—	3.5	292.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.5	4.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5.9)	(5.9)
Incentive allocation to noncontrolling interests	—	—	—	—	(3.8)	—	—	3.8	—
Balance at September 30, 2021	300,000	$295.2	139,603,243	$—	$1,702.0	$196.3	$(393.7)	$33.1	$1,832.9

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
Shared Forfeited	—	—	(56,876)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	2,533,967	—		—	—	—	—
Shares retired due to RSG vesting	—	—	(469,680)	—	(9.8)	—	—	—	(9.8)
Shares retired due to common stock repurchase program	—	—	(2,216,388)	—	(39.3)	2.8	—	—	(36.5)
Stock based compensation	—	—	—	—	24.5	—	—	—	24.5
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss), net of tax	—	—	—	—	—	—	34.3	(0.6)	33.7
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(24.9)	—	(24.9)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(5.9)	—	(5.9)
Common stock dividends	—	—	—	—	—	(94.4)	—	—	(94.4)
Preferred stock dividends	—	—	—	—	—	(12.9)	—	—	(12.9)
Net loss	—	—	—	—	—	(64.2)	—	(0.5)	(64.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.8	2.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.2)	(18.2)
KW Europe Fund II deconsolidation	—	—	—	—	—	—	—	3.7	3.7
Balance at September 30, 2020	300,000	$295.2	142,074,132	$—	$1,729.9	$(122.5)	$(413.7)	$27.7	$1,516.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$292.1	$(64.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from sale of real estate, net	(417.0)	(47.7)
Depreciation and amortization	125.3	135.1
Above/below market and straight-line rent amortization	8.5	(8.5)
Uncollectible lease income	9.8	6.0
Provision for (benefit from) deferred income taxes	82.1	(20.9)
Amortization of deferred loan costs	13.5	5.9
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	2.6	0.4
Unrealized net gain on derivatives	(3.4)	(4.2)
Unrealized loss on marketable securities	—	1.4
Income from unconsolidated investments	(213.9)	(45.0)
Accretion of interest income on loans	(0.4)	(0.8)
Operating distributions from unconsolidated investments	45.0	44.8
Operating distributions from loan purchases and originations	—	0.6
Deferred compensation	11.4	4.5
Share-based compensation	21.9	24.5
Change in assets and liabilities:
Accounts receivable	(1.9)	(6.1)
Other assets	(18.5)	(9.6)
Accounts payable, accrued expenses and other liabilities	(41.8)	(21.1)
Net cash used in operating activities	(84.7)	(5.4)
Cash flows from investing activities:
Proceeds from collection of loans	43.0	33.9
Issuance of loans	(64.3)	(79.2)
Net proceeds from sale of consolidated real estate	472.3	228.5
Purchases of real estate	(876.1)	—
Capital expenditures to real estate	(101.5)	(114.6)
Purchase of marketable securities	—	(10.2)
(Premiums paid) proceeds from settlement of foreign derivative contracts	(30.1)	36.3
Proceeds from development project asset	—	2.2
Distributions from unconsolidated investments	55.0	105.5
Contributions to unconsolidated investments	(178.6)	(68.2)
Net cash (used in) provided by investing activities	(680.3)	134.2
Cash flows from financing activities:
Borrowings under senior notes payable	1,804.3	—
Repayment of senior notes payable	(1,150.0)	—
Borrowings under lines of credit	239.3	200.0
Repayment of lines of credit	(438.5)	—
Borrowings under mortgage debt	838.7	144.5
Repayment of mortgage debt	(257.0)	(144.7)
Repayment of KWE unsecured bonds	(207.0)	—
Payment of debt issue costs	(31.0)	(4.7)
Repurchase and retirement of common stock	(45.7)	(46.3)
Common dividends paid	(94.0)	(92.7)
Preferred dividends paid	(12.9)	(11.9)
Issuance of shareholder loans to noncontrolling interests	—	1.2
Contributions from noncontrolling interests	4.5	2.8
Distributions to noncontrolling interests	(5.9)	(18.2)
Net cash provided by financing activities	644.8	30.0
Effect of currency exchange rate changes on cash and cash equivalents	(4.1)	(5.5)
Net change in cash and cash equivalents(1)	(124.3)	153.3
Cash and cash equivalents, beginning of period	965.1	573.9
Cash and cash equivalents, end of period	$840.8	$727.2
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash paid for:
Interest(1)(2)	$141.0	$126.5
Income taxes	15.2	10.5

(1) $3.2 million and $3.2 million attributable to noncontrolling interests for the nine months ended September 30, 2021 and 2020, respectively.
(2) Excludes $2.4 million and $2.6 million of capitalized interest for the nine months ended September 30, 2021 and 2020, respectively.

    As of September 30, 2021 and December 31, 2020 the Company had $339.6 million and $101.7 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to $310.3 million of cash that was restricted for the redemption of KWE Bonds that was completed in October 2021 as discussed throughout this report. The remaining balance relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020

Accrued capital expenditures	$3.1	$10.4
Common dividends declared but not paid on common stock	30.7	31.3
Preferred dividends declared but not paid on preferred stock	4.3	4.3

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

During the nine months ended September 30, 2020, the Company deconsolidated its interest in KW Real Estate II ("KW Europe Fund II") that was previously consolidated in the Company's financial statements. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $7.8 million to unconsolidated investments were all recorded as non-cash activities.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2021 and 2020 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2021. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
     In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to, which is defined as the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP and third-party equity partners.
    Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the Accounting Standards Codification ("ASC") Subtopic 810-10, Consolidation, as amended by Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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
Kennedy Wilson elected the fair value option for 46 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. As of September 30, 2021 the Company has $110.7 million of accrued performance fees recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. During the nine months ended September 30, 2021, the Company collected $9.6 million of previously accrued performance fees.
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
The compensation committee of the Company's board of directors approved and reserved up to 35% of any performance fees earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company (excluding named executive officers). The full performance fee earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as a component of compensation expense.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

    In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, on a lease by lease basis the Company would have to determine, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company had no significant deterioration to its rental collections during the nine months ended September 30, 2021.The Company has received some requests for lease modifications and has granted some deferrals but the amount probable of collection over the lease term generally has not changed so there has been minimal impact to rental revenues from lease modifications. The Company will continue to evaluate the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements as the Company has not had any reference rate reform activities occur through September 30, 2021.

RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation
    The FASB did not issue any other ASUs during the first nine months of 2021 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2021 and December 31, 2020:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
(Dollars in millions)	2021	2020
Land	$1,236.3	$1,225.1
Buildings	3,557.1	3,436.0
Building improvements	524.1	546.6
In-place lease values	322.1	327.8
	5,639.6	5,535.5
Less accumulated depreciation and amortization	(802.7)	(815.0)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,836.9	$4,720.5
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.3 years at September 30, 2021.
    Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated relative fair values. The purchase price generally approximates the fair value of the properties as acquisitions are transacted with willing third-party sellers.

During the nine months ended September 30, 2021, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	Net Purchase Price
Western U.S.	Eight multifamily properties	$127.0	$486.5	$1.8	$367.1	$248.2
United Kingdom	Office building	71.2	177.9	14.7	—	263.8
		$198.2	$664.4	$16.5	$367.1	$512.0
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.
    Gains on Sale of Real Estate, Net
    During the nine months ended September 30, 2021, Kennedy Wilson recognized gains on sale of real estate, net of $417.0 million. These gains are primarily due to (i) the sale of a 49% equity interest in nine multifamily properties that were previously wholly-owned and controlled by the Company (the "MF seed portfolio") to a global institutional investor and partner in connection with the Company's launch of a new U.S. multifamily separate account and (ii) the sale of Friars Bridge Court, an office property in the United Kingdom. The Company retained a non-controlling 51% interest in the MF seed portfolio.
Under ASC Subtopic 610-20, due to the sale and deconsolidation of the assets that make up the MF seed portfolio, the Company recognized a $332.0 million gain on sale of real estate asset and generated $166.4 million of cash proceeds for the Company. The gain is due to the sale of the 49% interest to the Company's partner and the recording of the Company's retained 51% interest in unconsolidated investments at the fair value established by the transaction. The MF seed portfolio and subsequent investments within the separate account are accounted for at fair value as the Company has elected to account for this investment under the fair value method.
Prior to the sale of Friars Bridge Court and during the nine months ended September 30, 2021, the Company terminated the lease of the building's existing sole tenant and re-leased the building to a new tenant. As a result of lease termination, the Company wrote off $7.7 million of lease related assets to rental income and $2.7 million of leasing commissions to amortization expense relating to that tenant.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2020, Kennedy Wilson recognized gains on sale of real estate, net of $47.7 million. The net gains include the sale of properties in the United Kingdom: one multifamily property, thirteen retail properties, one industrial property, and one office property and one retail property, and a loan receivable secured by a multifamily property in Dublin, Ireland.
    Leases
    The Company leases its operating properties to customers under agreements that are classified as operating leases. The total minimum lease payments provided for under the leases are recognized on a straight-line basis over the lease term unless circumstances indicate revenue should be recognized on a cash basis. The majority of the Company's rental expenses, including common area maintenance and real estate taxes and insurance on commercial properties, are recovered from the Company's tenants. The Company records amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental income in the consolidated statements of operations as the Company is the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at September 30, 2021:

(Dollars in millions)	Minimum
Rental Revenues(1)
2021 (remainder)	$39.7
2022	156.6
2023	134.5
2024	113.1
2025	95.7
Thereafter	306.5
Total	$846.1
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
Joint Venture and Fund Holdings

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of September 30, 2021:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$487.2	$78.5	$131.1	$173.3	$187.0	$1,057.1
Ireland	386.2	145.9	—	2.9	—	535.0
United Kingdom	—	105.3	—	20.9	19.6	145.8
Total	$873.4	$329.7	$131.1	$197.1	$206.6	$1,737.9
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2020:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$226.2	$83.0	$86.3	$118.1	$180.8	$694.4
Ireland	389.7	129.7	—	3.7	—	523.1
United Kingdom	—	56.4	—	15.4	—	71.8
Total	$615.9	$269.1	$86.3	$137.2	$180.8	$1,289.3
    During the nine months ended September 30, 2021, the change in unconsolidated investments primarily relates to $178.8 million associated with the deconsolidation of the MF seed portfolio as discussed in Note 3, $178.6 million of contributions to new and existing unconsolidated investments, $100.0 million of distributions from unconsolidated investments, $213.9 million of income from unconsolidated investments, and a $22.7 million decrease related to other items which primarily related to foreign exchange movements. Please see below for additional details.
    As of September 30, 2021 and December 31, 2020, $1,583.8 million and $1,136.5 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Contributions to Joint Ventures
    During the nine months ended September 30, 2021, Kennedy Wilson contributed $178.6 million to joint ventures, primarily to fund new acquisitions in the Company's UK industrial separate account and capital calls for development of Kona Village hotel.
    Distributions from Joint Ventures
    During the nine months ended September 30, 2021, Kennedy Wilson received $100.0 million in operating and investing distributions from its joint ventures.
    The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2021:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$16.8	$14.6	$6.5	$9.6	$9.8	$5.3	$—	$10.1	$33.1	$39.6
Ireland	4.2	12.7	5.6	2.7	—	—		—	9.8	15.4
United Kingdom	—	—	2.1	—	—	—	—	—	2.1	—
Total	$21.0	$27.3	$14.2	$12.3	$9.8	$5.3	$—	$10.1	$45.0	$55.0
    Investing distributions resulted primarily from the sales of one multifamily property and two office properties in Fund VI, refinancing and buyouts from limited partners in the VHH portfolio, and a partial redemption of a non-core hedge fund investment. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Income from unconsolidated investments - operating performance	$17.9	$8.7	$44.0	$32.0
Income from unconsolidated investments - realized losses	—	—	—	(0.6)
Income from unconsolidated investments - fair value	78.9	14.2	111.0	22.8
Income from unconsolidated investments - performance fees	46.3	(1.3)	62.0	(2.5)
Income from unconsolidated investments - impairment	—	(6.7)	(3.1)	(6.7)
	$143.1	$14.9	$213.9	$45.0

    Operating performance is related to underlying performance from unconsolidated investments. Realized losses are related to asset sales. Fair value gains primarily related to our market rate multifamily investments in our Western United States portfolio and was due to increases in NOI and cap rate compression. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data. Additionally, the fair value of the Company's investment in Zonda (retained interest from the Meyers disposition in 2018) increased due to favorable operating activity We also saw fair value increases related to the Company's European logistics portfolio, as a result of cap rate compression on industrial assets in the United Kingdom, resyndications at the Company's VHH partnership and exchange movements on Euro denominated unconsolidated investments carried at fair value. Income from performance fees primarily relates to increase in the Company's unrealized performance fee related to higher fair values on market rate multifamily properties and UK Industrial assets as discussed above.
Vintage Housing Holdings ("VHH")
    As of September 30, 2021 and December 31, 2020, the carrying value of the Company's investment in VHH was $149.6 million and $142.9 million, respectively. The increase in the nine months ended September 30, 2021 related to cash contributions for new investments and fair value gains in the current period primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Prior period fair value gains primarily relate to cap rate compression. to cash distributions associated with development projects in VHH. The increase in VHH carrying value was offset by distributions in the current period primarily relate to the refund of advances on two development projects in which VHH provides cash for the construction costs in advance, and other partners subsequently pay their share of the costs back to VHH.
Capital Commitments
    As of September 30, 2021, Kennedy Wilson had unfulfilled capital commitments totaling $151.1 million to eight of its unconsolidated joint ventures, including $52.0 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,583.8	$1,583.8
Net currency derivative contracts	—	5.5	—	5.5
Total	$—	$5.5	$1,583.8	$1,589.3
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,136.5	$1,136.5
Net currency derivative contracts	—	(64.0)	—	(64.0)
Total	$—	$(64.0)	$1,136.5	$1,072.5
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 46 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,386.8 million and $999.2 million at September 30, 2021 and December 31, 2020, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $197.0 million and $137.3 million at September 30, 2021 and December 31, 2020, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2021, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $52.0 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 46 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Beginning balance	$1,429.4	$1,085.7	$1,136.5	$1,099.3
Unrealized and realized gains	147.1	27.8	218.4	70.8
Unrealized and realized losses	(3.4)	(5.2)	(3.2)	(14.9)
Contributions	62.9	17.2	165.7	67.0
Distributions	(34.7)	(29.2)	(84.0)	(109.5)
Foreign Exchange	(14.6)	17.1	(26.0)	3.7
Other	(2.9)	1.2	176.4	(1.8)
Ending Balance	$1,583.8	$1,114.6	$1,583.8	$1,114.6
The Other balance above includes $178.8 million related to the deconsolidation of nine multifamily assets in the MF seed portfolio during the period. See note 3 for further discussion regarding the sale.
Unobservable Inputs for Real Estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In determining estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. The table below describes the range of unobservable inputs for real estate assets as of September 30, 2021:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.70% —5.50%	5.00% — 7.65%
Office	4.00% — 7.00%	5.00% — 9.00%
Retail	5.00% — 8.00%	7.50% — 10.00%
Hotel	6.00% —6.00%	8.25% — 8.25%
Residential	N/A	N/A — N/A
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
    The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the nine months ended September 30, 2021 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2021, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.

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
    The fair value of the currency derivative contracts held as of September 30, 2021 and December 31, 2020 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
    The table below details the currency derivative contracts Kennedy Wilson held as of September 30, 2021 and the activity during the nine months ended September 30, 2021.

(Dollars, Euros and British Pound Sterling in millions)			September 30, 2021		Nine Months Ended September 30, 2021
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€232.5	$7.5	$7.6	$0.4		$12.3	$2.9	$—
EUR(1)	GBP	€40.0	—	2.1	(2.2)		—	—	—
EUR(1)(2)	GBP	€550.0	—	—	29.2		—	—	—
GBP	USD	£535.0	15.9	8.1	14.3		—	3.3	—
Total Outstanding			23.4	17.8	41.7		12.3	6.2	—

Settled
EUR	GBP		—	—	6.8		—	—	(27.9)
GBP	USD		—	—	1.3		—	—	(2.2)
Total Settled			—	—	8.1		—	—	(30.1)
Total			$23.4	$17.8	$49.8	(3)	$12.3	$6.2	$(30.1)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $3.8 million.

    The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the nine months ended September 30, 2021, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $52.2 million. As of September 30, 2021, the Company has hedged 91% of the gross asset carrying value of its euro denominated investments and 88% of the gross asset carrying value of its GBP denominated investments. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps

    The Company has interest rate swaps with a notional value of $138.4 million on certain variable rate loans. Interest expense relating to differences in variable rate and fixed interest rates was $0.9 million and is recorded through interest expense. Changes in fair value on contracts was a gain of $2.7 million and are recorded to other comprehensive income (loss).
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market.
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2021 and December 31, 2020 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.5 billion and $4.9 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.4 billion and $5.1 billion at September 30, 2021 and December 31, 2020, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
Straight line rent receivable	$42.6	$51.6
Goodwill	23.9	23.9
Hedge assets	23.3	12.0
Deferred taxes	22.5	22.1
Furniture and equipment net of accumulated depreciation of $29.7 and $27.2 at September 30, 2021 and December 31, 2020, respectively	19.1	22.3
Other, net of accumulated amortization of $0.0 and $2.1 at September 30, 2021 and December 31, 2020, respectively	15.9	19.0
Prepaid expenses	14.9	11.8
Right of use asset, net	10.2	11.2
Above-market leases, net of accumulated amortization of $59.6 and $58.3 at September 30, 2021 and December 31, 2020, respectively	9.5	15.0
Leasing commissions, net of accumulated amortization of $9.1 and $7.4 at September 30, 2021 and December 31, 2020, respectively	7.5	10.2
Other Assets	$189.4	$199.1

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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Payments
2021 (remainder)	$0.4
2022	1.4
2023	0.8
2024	0.5
2025	0.3
Thereafter	32.0
Total undiscounted rental payments	35.4
Less imputed interest	(25.3)
Total lease liabilities	$10.1

NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of September 30, 2021 and December 31, 2020:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	September 30, 2021	December 31, 2020
Multifamily(1)	Western U.S.	$1,389.0	$1,345.5
Commercial(1)	United Kingdom	488.0	429.6
Commercial(1)	Ireland	325.9	320.5
Commercial	Western U.S.	361.4	375.2
Commercial	Spain	41.2	43.6
Hotel	Ireland	83.3	88.0
Mortgage debt (excluding loan fees)(1)		2,688.8	2,602.4
Unamortized loan fees		(14.5)	(12.6)
Total Mortgage Debt		$2,674.3	$2,589.8
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as a reduction of interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2021 and December 31, 2020 was $2.7 million and $4.5 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 3.14% per annum as of September 30, 2021 and 3.31% as of December 31, 2020. As of September 30, 2021, 82% of Kennedy Wilson's property level debt was fixed rate, 6% was floating rate with interest caps and 12% was floating rate without interest caps, compared to 73% of Kennedy Wilson's consolidated property level debt was fixed rate, 13% was floating rate with interest caps and 14% was floating rate without interest caps, as of December 31, 2020. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 1.52% as of September 30, 2021.
Mortgage Loan Transactions and Maturities
    During the nine months ended September 30, 2021, seven property acquisitions and five existing loans were refinanced. Additionally, two existing investments were consummated initially without any debt and were subsequently partially financed with a mortgage loan.
    The aggregate maturities of mortgage loans as of September 30, 2021 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Aggregate Maturities
2021 (remainder)	$5.9
2022	14.9
2023	374.8
2024	315.9
2025	483.6
Thereafter	1,491.0
2,686.1
Unamortized debt premium	2.7
Unamortized loan fees	(14.5)
Total Mortgage Debt	$2,674.3
    As of September 30, 2021, the Company received waivers on certain debt covenants in loan agreements governing a total of $154.8 million or 6% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse to the Company and the waivers are through the end of the third quarter 2021 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to the third quarter of 2021, or will seek additional waivers and/or extensions as, if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. The Company is current on all payments (principal and interest) for its consolidated mortgages including the loans discussed above.
    As of September 30, 2021, the Company was in compliance with or had received waivers on all financial mortgage debt covenants.
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Credit facility	$—	$200.0
Senior notes(1):
2024 Notes	—	1,146.9
2029 Notes	602.0	—
2030 Notes	600.0	—
2031 Notes	602.0	—
KW unsecured debt	1,804.0	1,346.9
Unamortized loan fees	(28.3)	(14.7)
Total KW Unsecured Debt	$1,775.7	$1,332.2
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium (discount) as of September 30, 2021 and December 31, 2020 was $4.0 million and $(3.1) million, respectively.

Borrowings Under Credit Facilities
    On March 25, 2020, the Company extended the A&R Facility's $500 million revolving line of credit (the "Second A&R Facility"). The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as defined in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2021, the Company was in compliance with these covenants.
    As of September 30, 2021, the Second A&R Facility was undrawn with $500.0 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $54.6 million during the nine months ended September 30, 2021.
Senior Notes
On February 11, 2021, Kennedy-Wilson, Inc., as issuer, issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 notes and the 2031 notes. On August 23, 2021, Kennedy-Wilson, Inc. issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 notes"). The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
    As of December 31, 2020, Kennedy Wilson, Inc. also had $1.2 billion of 5.875% Senior Notes due 2024 (the "2024 notes"). On January 27, 2021 the Company announced a tender offer for up to $1.0 billion aggregate principal amount of outstanding 2024 notes. On February 9, 2021, $576.9 million aggregate principal amount of the 2024 notes were tendered. As a result of the tender offer the Company recognized $14.8 million of loss on early extinguishment of debt due to the tender premium and the proportionate write off of capitalized loan fees and debt discount associated with the bonds retired as part of the tender offer. On April 1, 2021 the Company redeemed the remaining $573.1 million of the 2024 notes using cash on hand from the proceeds of the 2029 notes and 2031 notes. As a result of the redemption the Company recognized an additional $11.7 million of loss on early extinguishment of debt during the nine months ended September 30, 2021.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The indenture governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of September 30, 2021, the maximum balance sheet leverage ratio was 1.09 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of September 30, 2021, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
KWE Bonds	$295.9	$504.7
KWE Euro Medium Term Note Programme	634.2	669.7
KWE Unsecured Bonds (excluding loan fees)(1)	930.1	1,174.4
Unamortized loan fees	(1.0)	(1.9)
Total KWE Unsecured Bonds	$929.1	$1,172.5
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized premium (discount) as of September 30, 2021 and December 31, 2020 was $(2.2) million and $(2.8) million, respectively.
    As of September 30, 2021, KWE, as issuer, had 3.95% fixed-rate senior unsecured bonds due 2022 ("KWE Bonds") that have a carrying value of $295.9 million and $504.7 million as of September 30, 2021 and December 31, 2020, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. On April 26, 2021, KWE completed the redemption of £150.0 million in aggregate nominal amount of the KWE Bonds outstanding which resulted in a $9.3 million loss on early extinguishment of debt due to a make whole premium paid as part of redemption and proportionate write off of loan fees. On October 11, 2021, KWE redeemed the remainder of the KWE Bonds. See Note 15 for more detail. KWE also settled the swap arrangement discussed above on the KWE Bonds during the nine months ended September 30, 2021.
    In addition, KWE issued senior unsecured notes for an aggregate principal amount of approximately $636.4 million (based on September 30, 2021 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $634.2 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2021, Kennedy Wilson recognized a gain of $29.2 million in other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
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
As of September 30, 2021, KWE was in compliance with these covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10—EQUITY
    Dividend Distributions
    Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$12.9	$12.9	$12.9	$11.9
Common Stock(1)	92.7	94.0	94.4	92.7
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the nine months ended September 30, 2021 and 2020, Kennedy Wilson recognized $21.9 million and $24.5 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the nine months ended September 30, 2021, Kennedy Wilson repurchased and retired 1,176,901 shares on the open market for $25.2 million under the stock repurchase program. During the nine months ended September 30, 2020, Kennedy Wilson repurchased and retired 2,216,388 shares on the open market for $36.5 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during nine months ended September 30, 2021 and 2020 were net-share settled. The total shares withheld during the nine months ended September 30, 2021 and 2020 were 967,536 shares and 469,680 shares, respectively. During the nine months ended September 30, 2021 and 2020, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $20.5 million and $9.8 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2020	$(32.2)	$2.6	$(5.4)	$(35.0)
Unrealized (losses) gains, arising during the period	(52.2)	49.8	2.7	0.3
Noncontrolling interests	1.1	—	—	1.1
Deferred taxes on unrealized losses (gains), arising during the period	0.8	(3.8)	(0.6)	(3.6)
Amounts reclassified out of AOCI during the period, gross	3.3	(0.2)	0.8	3.9
Amounts reclassified out of AOCI during the period, tax	(1.6)	0.1	(0.2)	(1.7)
Balance at September 30, 2021	$(80.8)	$48.5	$(2.7)	$(35.0)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$65.9	$(25.1)	$275.7	$(77.1)

Weighted average shares outstanding for basic	138,934,754	140,119,442	138,989,733	140,181,438
Basic earnings (loss) per basic share	$0.48	$(0.18)	$1.98	$(0.55)
Weighted average shares outstanding for diluted(1)	139,437,126	140,119,442	140,565,582	140,181,438
Diluted earnings (loss) per diluted share	$0.47	$(0.18)	$1.96	$(0.55)
(1) For the three months ended September 30, 2021 and 2020, a total of 14,623,575 and 13,543,942 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the nine months ended September 30, 2021 and 2020, a total of 13,557,133 and 13,691,560 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. The three and nine month periods ended September 30, 2020 had no dilutive securities.
NOTE 12—SEGMENT INFORMATION
Segment Presentation
    The Company evaluates its reportable segments in accordance with the guidance of ASC Topic 280, Segment Reporting, which aligns with how the business is being run and evaluated by the chief operating decision makers.
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
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2021 and 2020 and balance sheet data as of September 30, 2021 and December 31, 2020:

	Three Months Ended September 30, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$96.1	$—	$—	$96.1
Hotel	6.2	—	—	6.2
Investment management and property services fees	—	9.3	0.4	9.7
Loans and other	—	2.4	—	2.4
Total revenue	102.3	11.7	0.4	114.4
Expenses
Rental	32.4	—	—	32.4
Hotel	3.7	—	—	3.7
Commission and marketing	—	—	0.1	0.1
Compensation and related	12.8	13.4	14.0	40.2
General and administrative	4.1	2.8	2.0	8.9
Depreciation and amortization	39.2	—	—	39.2
Total expenses	92.2	16.2	16.1	124.5
Income from unconsolidated investments, net of depreciation and amortization	—	143.1	—	143.1
Gain on sale of real estate, net	15.0	—	—	15.0
Interest expense	(27.8)	—	(17.5)	(45.3)
Other (loss) income	(0.4)	—	0.8	0.4
Provision for income taxes	(12.4)	—	(18.2)	(30.6)
Net (loss) income	(15.5)	138.6	(50.6)	72.5
Net income attributable to noncontrolling interests	(2.3)	—	—	(2.3)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(17.8)	$138.6	$(54.9)	$65.9

	Three Months Ended September 30, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$102.2	$—	$—	$102.2
Hotel	3.1	—	—	3.1
Investment management and property services fees	—	5.5	3.4	8.9
Loans and other	—	1.3	—	1.3
Total revenue	105.3	6.8	3.4	115.5
Expenses
Rental	33.5	—	—	33.5
Hotel	2.7	—	—	2.7
Commission and marketing	—	—	0.9	0.9
Compensation and related	9.4	4.5	12.4	26.3
General and administrative	4.8	1.8	2.0	8.6
Depreciation and amortization	44.3	—	—	44.3
Total expenses	94.7	6.3	15.3	116.3
Income from unconsolidated investments, net of depreciation and amortization	—	14.9	—	14.9
Gain on sale of real estate, net	4.0	—	—	4.0
Interest expense	(32.8)	—	(18.0)	(50.8)
Transaction-related expenses	(0.1)	—	—	(0.1)
Other (loss) income	(0.2)	—	0.5	0.3
(Provision for) benefit from income taxes	(0.8)	—	13.6	12.8
Net (loss) income	(19.3)	15.4	(15.8)	(19.7)
Net income attributable to noncontrolling interests	(1.1)	—	—	(1.1)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(20.4)	$15.4	$(20.1)	$(25.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$279.7	$—	$—	$279.7
Hotel	9.2	—	—	9.2
Investment management and property services fees	—	25.4	1.7	27.1
Loans and other	—	6.2	—	6.2
Total revenue	288.9	31.6	1.7	322.2
Expenses
Rental	97.8	—	—	97.8
Hotel	7.8	—	—	7.8
Commission and marketing	—	—	0.7	0.7
Compensation and related	51.7	25.7	46.1	123.5
General and administrative	14.3	5.5	4.9	24.7
Depreciation and amortization	125.3	—	—	125.3
Total expenses	296.9	31.2	51.7	379.8
Income from unconsolidated investments, net of depreciation and amortization	—	213.9	—	213.9
Gain on sale of real estate, net	417.0	—	—	417.0
Interest expense	(90.0)	—	(51.4)	(141.4)
Loss on early extinguishment of debt	(12.1)	—	(26.5)	(38.6)
Other (loss) income	(2.9)	—	0.3	(2.6)
Transaction related expenses	(0.4)	—	—	(0.4)
Provision for income taxes	(14.6)	—	(83.6)	(98.2)
Net income (loss)	289.0	214.3	(211.2)	292.1
Net income attributable to noncontrolling interests	(3.5)	—	—	(3.5)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(12.9)	(12.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$285.5	$214.3	$(224.1)	$275.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$308.8	$—	$—	$308.8
Hotel	10.4	—	—	10.4
Investment management and property services fees	—	15.2	10.0	25.2
Loans and other	—	1.5	—	1.5
Total revenue	319.2	16.7	10.0	345.9
Expenses
Rental	102.2	—	—	102.2
Hotel	10.9	—	—	10.9
Commission and marketing	—	—	2.5	2.5
Compensation and related	30.3	14.0	40.8	85.1
General and administrative	14.6	5.1	6.4	26.1
Depreciation and amortization	135.1	—	—	135.1
Total expenses	293.1	19.1	49.7	361.9
Income from unconsolidated investments, net of depreciation and amortization	—	45.0	—	45.0
Gain on sale of real estate, net	47.7	—	—	47.7
Transaction-related expenses	(0.6)	—	—	(0.6)
Loss on early extinguishment of debt	(1.3)	—	—	(1.3)
Interest expense	(98.5)	—	(51.5)	(150.0)
Other (loss) income	(1.5)	—	1.7	0.2
(Provision for) benefit from income taxes	(8.4)	—	18.7	10.3
Net (loss) income	(36.5)	42.6	(70.8)	(64.7)
Net loss attributable to noncontrolling interests	0.5	—	—	0.5
Preferred dividends and accretion of preferred stock issuance costs	—	—	(12.9)	(12.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(36.0)	$42.6	$(83.7)	$(77.1)

(Dollars in millions)	September 30, 2021	December 31, 2020
Total assets
Consolidated	$5,544.8	$5,562.4
Co-investment	1,864.3	1,396.4
Corporate	365.5	370.2
Total assets	$7,774.6	$7,329.0
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the nine months ended September 30, 2021, Kennedy Wilson generated pretax book income of $390.3 million related to its global operations and recorded a tax expense of $98.2 million. The tax expense for the period is above the US statutory tax rate, primarily as a result of non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
    Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, December 31, 2018, December 31, 2019, December 31, 2020 and September 30, 2021.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. The valuation allowance will be released when tax benefit from future real estate dispositions can be reasonably anticipated. As of September 30, 2021, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance is $71.3 million and $71.3 million, respectively, while as of December 31, 2020, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $66.5 million and $66.5 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of September 30, 2021 and December 31, 2020; consolidating statements of operations for the three and nine months ended September 30, 2021 and 2020; consolidating statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020; and condensed consolidating statements of cash flows for the nine months ended September 30, 2021 and 2020, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2021 or 2020.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$180.8	$43.6	$616.4	$—	$840.8
Accounts receivable	—	—	17.4	25.8	—	43.2
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,728.5	3,108.4	—	4,836.9
Unconsolidated investments	—	14.6	565.8	1,157.5	—	1,737.9
Investments in and advances to consolidated subsidiaries	1,840.6	3,675.2	2,310.9	—	(7,826.7)	—
Other assets	—	65.1	63.9	60.4	—	189.4
Loan purchases and originations	—	8.1	55.0	63.3	—	126.4
Total assets	$1,840.6	$3,943.8	$4,785.1	$5,031.8	$(7,826.7)	$7,774.6

Liabilities and equity
Liabilities
Accounts payable	$—	$0.6	$2.6	$9.9	$—	$13.1
Accrued expenses and other liabilities	40.8	326.9	17.5	164.3	—	549.5
Mortgage debt	—	—	1,089.8	1,584.5	—	2,674.3
KW unsecured debt	—	1,775.7	—	—	—	1,775.7
KWE unsecured bonds	—	—	—	929.1	—	929.1
Total liabilities	40.8	2,103.2	1,109.9	2,687.8	—	5,941.7

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,799.8	1,840.6	3,675.2	2,310.9	(7,826.7)	1,799.8
Noncontrolling interests	—	—	—	33.1	—	33.1
Total equity	1,799.8	1,840.6	3,675.2	2,344.0	(7,826.7)	1,832.9
Total liabilities and equity	$1,840.6	$3,943.8	$4,785.1	$5,031.8	$(7,826.7)	$7,774.6

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$41.8	$54.3	$—	$96.1
Hotel	—	—	—	6.2	—	6.2
Investment management and property services fees	—	—	8.1	1.6	—	9.7
Loans and other	—	0.1	0.9	1.4	—	2.4
Total revenue	—	0.1	50.8	63.5	—	114.4
Expenses
Rental	—	—	15.4	17.0	—	32.4
Hotel	—	—	—	3.7	—	3.7
Commission and marketing	—	—	0.1	—	—	0.1
Compensation and related	7.6	19.0	9.7	3.9	—	40.2
General and administrative	—	5.5	2.2	1.2	—	8.9
Depreciation and amortization	—	0.4	16.6	22.2	—	39.2
Total expenses	7.6	24.9	44.0	48.0	—	124.5
(Loss) Income from unconsolidated subsidiaries	—	(0.1)	42.9	100.3	—	143.1
(Loss) Income from consolidated subsidiaries	80.1	139.9	101.8	—	(321.8)	—
Gain on sale of real estate, net	—	—	(0.2)	15.2	—	15.0
Transaction-related expenses	—	—	—	—	—	—
Interest expense	—	(17.5)	(10.0)	(17.8)	—	(45.3)
Loss on early extinguishment of debt	—	—	—	—	—	—
Other income (loss)	—	0.8	(0.1)	(0.3)	—	0.4
(Loss) income before benefit from (provision for) income taxes	72.5	98.3	141.2	112.9	(321.8)	103.1
Benefit from (provision for) income taxes	—	(18.2)	(1.3)	(11.1)	—	(30.6)
Net (loss) income	72.5	80.1	139.9	101.8	(321.8)	72.5
Net loss attributable to the noncontrolling interests	—	—	—	(2.3)	—	(2.3)
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$68.2	$80.1	$139.9	$99.5	$(321.8)	$65.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$135.5	$144.2	$—	$279.7
Hotel	—	—	—	9.2	—	9.2
Investment management and property services fees	—	—	20.2	6.9	—	27.1
Loans and other	—	0.3	1.8	4.1	—	6.2
Total revenue	—	0.3	157.5	164.4	—	322.2
Expenses
Rental	—	—	50.5	47.3	—	97.8
Hotel	—	—	—	7.8	—	7.8
Commission and marketing	—	—	0.7	—	—	0.7
Compensation and related	24.2	65.1	27.4	6.8	—	123.5
General and administrative	—	13.4	6.6	4.7	—	24.7
Depreciation and amortization	—	1.1	54.5	69.7	—	125.3
Total expenses	24.2	79.6	139.7	136.3	—	379.8
(Loss) Income from unconsolidated subsidiaries	—	3.0	75.9	135.0	—	213.9
(Loss) Income from consolidated subsidiaries	316.3	555.5	366.3	—	(1,238.1)	—
Gain on sale of real estate, net	—	(1.7)	128.3	290.4	—	417.0
Transaction-related expenses	—	—	(0.1)	(0.3)	—	(0.4)
Interest expense	—	(51.5)	(33.2)	(56.7)	—	(141.4)
Loss on early extinguishment of debt	—	(26.5)	(0.7)	(11.4)	—	(38.6)
Other income (loss)	—	0.4	—	(3.0)	—	(2.6)
(Loss) income before benefit from (provision for) income taxes	292.1	399.9	554.3	382.1	(1,238.1)	390.3
Benefit from (provision for) income taxes	—	(83.6)	1.2	(15.8)	—	(98.2)
Net (loss) income	292.1	316.3	555.5	366.3	(1,238.1)	292.1
Net loss attributable to the noncontrolling interests	—	—	—	(3.5)	—	(3.5)
Preferred dividends	(12.9)	—	—	—	—	(12.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$279.2	$316.3	$555.5	$362.8	$(1,238.1)	$275.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$48.1	$54.1	$—	$102.2
Hotel	—	—	—	3.1	—	3.1
Investment management and property services fees	—	—	7.6	1.3	—	8.9
Loans and other	—	—	—	1.3	—	1.3
Total revenue	—	—	55.7	59.8	—	115.5
Expenses
Rental	—	—	18.3	15.2	—	33.5
Hotel	—	—	—	2.7	—	2.7
Commission and marketing	—	—	0.9	—	—	0.9
Compensation and related	7.9	7.7	9.4	1.3	—	26.3
General and administrative	—	4.3	2.6	1.7	—	8.6
Depreciation and amortization	—	0.4	19.8	24.1	—	44.3
Total expenses	7.9	12.4	51.0	45.0	—	116.3
Income from unconsolidated investments	—	—	3.7	11.2	—	14.9
(Loss) income from consolidated subsidiaries	(11.8)	4.5	8.8	—	(1.5)	—
Gain on sale of real estate, net	—	—	—	4.0	—	4.0
Transaction-related expenses	—	—	(0.1)	—	—	(0.1)
Interest expense	—	(18.0)	(11.8)	(21.0)	—	(50.8)
Other income (loss)	—	0.4	(2.0)	1.9	—	0.3
(Loss) income before benefit from (provision for) income taxes	(19.7)	(25.5)	3.3	10.9	(1.5)	(32.5)
Benefit from (provision for) income taxes	—	13.7	1.2	(2.1)	—	12.8
Net (loss) income	(19.7)	(11.8)	4.5	8.8	(1.5)	(19.7)
Net income attributable to the noncontrolling interests	—	—	—	(1.1)	—	(1.1)
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(24.0)	$(11.8)	$4.5	$7.7	$(1.5)	$(25.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$144.2	$164.6	$—	$308.8
Hotel	—	—	—	10.4	—	10.4
Investment management and property services fees	—	—	22.2	3.0	—	25.2
Loans and other	—	—	—	1.5	—	1.5
Total revenue	—	—	166.4	179.5	—	345.9
Expenses
Rental	—	—	54.1	48.1	—	102.2
Hotel	—	—	—	10.9	—	10.9
Commission and marketing	—	—	2.5	—	—	2.5
Compensation and related	25.4	25.9	29.7	4.1	—	85.1
General and administrative	—	12.9	8.8	4.4	—	26.1
Depreciation and amortization	—	1.1	59.2	74.8	—	135.1
Total expenses	25.4	39.9	154.3	142.3	—	361.9
(Loss) income from unconsolidated investments	—	(0.4)	(1.3)	46.7	—	45.0
(Loss) income from consolidated subsidiaries	(39.3)	31.9	59.2	—	(51.8)	—
Gain on sale of real estate, net	—	—	—	47.7	—	47.7
Transaction-related expenses	—	—	(0.3)	(0.3)	—	(0.6)
Interest expense	—	(51.5)	(36.3)	(62.2)	—	(150.0)
Loss on early extinguishment of debt	—	—	—	(1.3)	—	(1.3)
Other income (loss)	—	1.9	(2.4)	0.7	—	0.2
(Loss) income before provision for income taxes	(64.7)	(58.0)	31.0	68.5	(51.8)	(75.0)
Benefit from (provision for) income taxes	—	18.7	0.9	(9.3)	—	10.3
Net (loss) income	(64.7)	(39.3)	31.9	59.2	(51.8)	(64.7)
Net loss attributable to the noncontrolling interests	—	—	—	0.5	—	0.5
Preferred dividends	(12.9)	—	—	—	—	(12.9)
Net (loss )income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.6)	$(39.3)	$31.9	$59.7	$(51.8)	$(77.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$72.5	$80.1	$139.9	$101.8	$(321.8)	$72.5

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(28.4)	(28.4)	(17.9)	(30.6)	76.9	(28.4)
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts gain	16.6	16.6	16.9	(0.3)	(33.2)	16.6
Unrealized loss on interest rate swaps	0.3	0.3	—	—	(0.3)	0.3
Total other comprehensive loss for the period	$(11.5)	$(11.5)	$(1.0)	$(30.9)	$43.4	$(11.5)

Comprehensive loss	$61.0	$68.6	$138.9	$70.9	$(278.4)	$61.0
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$61.0	$68.6	$138.9	$69.4	$(278.4)	$59.5

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$292.1	$316.3	$555.5	$366.3	$(1,238.1)	$292.1

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation gain (loss)	(51.4)	(51.4)	(13.3)	(51.8)	116.5	(51.4)
Amounts reclassified out of AOCI during the period	2.2	2.2	—	3.2	(5.4)	2.2
Unrealized currency derivative contracts (loss) gain	46.0	46.0	12.2	33.8	(92.0)	46.0
Unrealized loss on interest rate swaps	2.0	2.0	—	—	(2.0)	2.0
Total other comprehensive (loss) income for the period	$(1.2)	$(1.2)	$(1.1)	$(14.8)	$17.1	$(1.2)

Comprehensive (loss) income	$290.9	$315.1	$554.4	$351.5	$(1,221.0)	$290.9
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2.4)	—	(2.4)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$290.9	$315.1	$554.4	$349.1	$(1,221.0)	$288.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(19.7)	$(11.8)	$4.5	$8.8	$(1.5)	$(19.7)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	28.8	28.8	19.9	28.0	(76.7)	28.8
Unrealized currency derivative contracts loss	(18.7)	(18.7)	(19.1)	0.4	37.5	(18.6)
Unrealized income on interest rate swaps	0.4	0.4	—	—	(0.4)	0.4
Total other comprehensive income for the period	$10.5	$10.5	$0.8	$28.4	$(39.6)	$10.6

Comprehensive (loss) income	$(9.2)	$(1.3)	$5.3	$37.2	$(41.1)	$(9.1)
Comprehensive income attributable to noncontrolling interests	—	—	—	(1.9)	—	(1.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(9.2)	$(1.3)	$5.3	$35.3	$(41.1)	$(11.0)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(64.7)	$(39.3)	$31.9	$59.2	$(51.8)	$(64.7)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	33.5	33.5	(30.4)	33.5	(36.6)	33.5
Amounts reclassified out of AOCI during the period	0.2	0.2	—	0.2	(0.4)	0.2
Unrealized currency derivative contracts (loss) gain	(24.9)	(24.9)	30.4	(55.3)	49.8	(24.9)
Unrealized loss on interest rate swaps	(5.9)	(5.9)	—	—	5.9	(5.9)
Total other comprehensive loss for the period	$2.9	$2.9	$—	$(21.6)	$18.7	$2.9

Comprehensive (loss) income	$(61.8)	$(36.4)	$31.9	$37.6	$(33.1)	$(61.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(61.8)	$(36.4)	$31.9	$38.7	$(33.1)	$(60.7)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(2.3)	$(250.3)	$38.3	$129.6	$(84.7)
Cash flows from investing activities:
Issuance of loans	—	(0.6)	(55.0)	(8.7)	(64.3)
Proceeds from collection of loans	—	0.9	11.6	30.5	43.0
Net proceeds from sale of consolidated real estate	—	—	83.2	389.1	472.3
Purchases of real estate	—	—	—	(876.1)	(876.1)
Capital expenditures to real estate	—	—	(36.7)	(64.8)	(101.5)
Premiums paid from settlement of foreign derivative contracts	—	—	(30.1)	—	(30.1)
Distributions from unconsolidated investments	—	3.5	11.9	39.6	55.0
Contributions to unconsolidated investments	—	(3.1)	(59.7)	(115.8)	(178.6)
Distributions from (investments in) consolidated subsidiaries, net	154.9	(104.7)	(168.2)	118.0	—
Net cash provided by investing activities	154.9	(104.0)	(243.0)	(488.2)	(680.3)
Cash flows from financing activities:
Borrowings under senior notes payable	—	1,804.3	—	—	1,804.3
Repayment of senior notes payable	—	(1,150.0)	—	—	(1,150.0)
Borrowing under lines of credit	—	239.3	—	—	239.3
Repayment of lines of credit	—	(438.5)	—	—	(438.5)
Borrowings under mortgage debt	—	—	156.3	682.4	838.7
Repayment of mortgage debt	—	—	(81.1)	(175.9)	(257.0)
Repayment of KWE unsecured bonds	—	—	—	(207.0)	(207.0)
Debt issue costs	—	(25.5)	(1.4)	(4.1)	(31.0)
Repurchase and retirement of common stock	(45.7)	—	—	—	(45.7)
Common dividends paid	(94.0)	—	—	—	(94.0)
Preferred dividends paid	(12.9)	—	—	—	(12.9)
Repayment of shareholder loans to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	4.5	4.5
Distributions to noncontrolling interests	—	—	—	(5.9)	(5.9)
Net cash (used in) provided by financing activities	(152.6)	429.6	73.8	294.0	644.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(4.1)	(4.1)
Net change in cash and cash equivalents	—	75.3	(130.9)	(68.7)	(124.3)
Cash and cash equivalents, beginning of period	—	105.5	174.5	685.1	965.1
Cash and cash equivalents, end of period	$—	$180.8	$43.6	$616.4	$840.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$3.7	$(121.8)	$(8.7)	$121.4	$(5.4)
Cash flows from investing activities:
Issuance of loans	—	(6.8)	—	(72.4)	(79.2)
Collections of loans	—	—	—	33.9	33.9
Net proceeds from sale of real estate	—	—	—	228.5	228.5
Capital expenditures to real estate	—	—	(42.5)	(72.1)	(114.6)
Distributions from unconsolidated investments	—	4.0	34.5	67.0	105.5
Contributions to unconsolidated investments	—	(0.1)	(24.0)	(44.1)	(68.2)
Proceeds from development project assets	—	—	—	2.2	2.2
Purchase of marketable securities	—	(10.2)	—	—	(10.2)
Proceeds from settlement of foreign derivative contracts	—	—	36.3	—	36.3
Distributions from (investments in) consolidated subsidiaries, net	116.5	28.7	15.0	(160.2)	—
Net cash provided by investing activities	116.5	15.6	19.3	(17.2)	134.2
Cash flows from financing activities:
Borrowing under line of credit	—	200.0	—	—	200.0
Borrowings under investment debt	—	—	77.2	67.3	144.5
Repayment of investment debt	—	—	(67.5)	(77.2)	(144.7)
Debt issue costs	—	(3.9)	(0.2)	(0.6)	(4.7)
Repurchase and retirement of common stock	(46.3)	—	—	—	(46.3)
Common dividends paid	(92.7)	—	—	—	(92.7)
Preferred dividends paid	(11.9)	—	—	—	(11.9)
Repayment of shareholder loans to noncontrolling interests	—	—	—	1.2	1.2
Contributions from noncontrolling interests	—	—	—	2.8	2.8
Distributions to noncontrolling interests	—	—	—	(18.2)	(18.2)
Net cash (used in) provided by financing activities	(150.9)	196.1	9.5	(24.7)	30.0
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(5.5)	(5.5)
Net change in cash and cash equivalents	(30.7)	89.9	20.1	74.0	153.3
Cash and cash equivalents, beginning of period	30.7	6.4	102.5	434.3	573.9
Cash and cash equivalents, end of period	$—	$96.3	$122.6	$508.3	$727.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—SUBSEQUENT EVENTS
On October 11, 2021, KWE completed the redemption of £219.8 million ($295.9 million) in aggregate nominal amount of the KWE Bonds outstanding which resulted in a $7.4 million loss on early extinguishment of debt due to a make whole premium paid as part of redemption and write off of loan fees. After the redemption there are no KWE Bonds outstanding.
On November 3, 2021 the board of directors approved a 9% increase in the common dividend per share to $0.24 per quarter, or $0.96 on an annualized basis.

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

COVID-19 Impact and Business Update
    The following discussion is intended to provide shareholders with certain information regarding the Company's operations and the impact of the COVID-19 pandemic on our business and management’s efforts to respond to the same. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of November 2, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for 2021 and future periods.
Health and Safety of our Employees and Tenants
    Our primary objective during the COVID-19 pandemic has been to protect the health and safety of our employees as well as the tenants and service providers across our portfolio. We have reopened all of our offices across the globe. Prior to reopening any office, we strictly followed applicable laws in preparing and maintaining the space to be as safe as possible and providing an environment that encourages the following of social distancing guidelines, including, without limitation, adopting hybrid office and remote working schedules and staggering employees' schedules to ensure ample space is available between work spaces and occupied offices. We will continue to monitor and follow local laws and guidance to assess our ability to keep our offices open across the globe. Our IT infrastructure and communications are robust and we are focused on maintaining business continuity, while doing our share to support each community where we do business. The daily operations of our business are not materially directly dependent on a supply chain or production chain that may be disrupted due to the pandemic.
Impact to the Global Economy and Jurisdictions We Invest in
As a result of the unprecedented measures taken across the globe, the disruption and impact of the COVID-19 pandemic to the global economy and financial markets has been significant. We continue to closely monitor changes in applicable laws and COVID-19 guidance provided by local, state and federal regulators, or their equivalents, in the jurisdictions in which we operate. Nearly all the markets in which we operate continue to enforce some form of restriction and/or special procedures on the operations of businesses and international travel due to the COVID-19 pandemic. Although the United States, United Kingdom, Ireland and Spain have eased certain restrictions and have generally started to allow industries to open and operate, there are still measures and restrictions in place that may increase or decrease in response to the impact of the COVID-19 pandemic. Additionally, the continued and long-lasting economic impact of the COVID-19 pandemic may lead to some of our multifamily tenants having difficulty in making rental payments on time.
In addition, substantial inflationary pressures could have a negative impact on certain real estate assets, including, without limitation, development projects that do not have guaranteed, or fixed price contracts and real estate assets with long-term leases that do not provide for short-term rent increases. However, we continue to seek investments in markets where we see opportunities for stronger relative growth, including multifamily assets with leases that have an initial term of 12 months or less, and continue to work to manage cost overrun risks for our development and redevelopment projects with detailed architectural plans, guaranteed, or fixed price contracts and close supervision by expert Company executives and personnel. Please refer to Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives.

Liquidity
    Kennedy Wilson has a strong financial and capital position to help withstand any potential near-term cash flow impact caused by the COVID-19 pandemic. As of September 30, 2021, we had $840.8 million ($569.1 million of which is in foreign currencies of GBP or EUR) of cash and cash equivalents on our consolidated balance sheet. We also have $500.0 million available to draw on our unsecured revolving credit facility as of September 30, 2021. On October 11, 2021 we paid $310.3 million to fully redeem the KWE Bonds which includes the full amount of the remaining principal and all accrued interest and make whole premium. The $310.3 million consists of cash on hand from the remaining proceeds of the 2030 Notes issuance and was included as part of the $569.1 million at September 30, 2021 above.
    As of September 30, 2021, we have 6.5 weighted average years to maturity on our debt obligations. We have limited debt maturities over 2021, which total $34.3 million and are secured by non-recourse property-level financings and represent less than 1% of our total outstanding debt obligations. During the nine months ended September 30, 2021, we closed the following bond offerings: (i) $600 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 Notes”), (ii) $600 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 Notes") and (iii) $600 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 Notes,” and together with the 2029 Notes and 2030 Notes, the “Notes”). During the nine months ended September 30, 2021, we used the proceeds from these offerings, in addition to cash on hand, to fully redeem our existing 5.875% Senior Notes due 2024 (the "2024 Notes"), fully pay down our revolving line of credit and partially redeem our KWE Bonds due 2022 ("KWE Bonds"). On October 11, 2021, using the remaining proceeds from the offering of our 2030 Notes, we redeemed the remaining £219.8 million outstanding on the KWE Bonds. As discussed in further detail in "Liquidity and Capital Resources", our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies.

Year to Date Highlights
•For the nine months ended September 30, 2021, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $275.7 million as compared to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $77.1 million for the same period in 2020. For the nine months ended September 30, 2021 we had Adjusted EBITDA of $740.5 million as compared to $261.1 million for the prior-year period. The increases in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA are due to higher gains on sale in the current period due to the sale of the interests in the MF seed multifamily portfolio (as discussed in this report) and Friars Bridge Court in the United Kingdom. These increases were offset by the losses from the early extinguishment of debt on the 2024 Notes, KWE bonds and property level loans.
•We recorded significant fair value gains and unrealized promotes (aggregate of $173.0 million) in the current period primarily due to the increase in value of our United States multifamily portfolio. We have recently observed material rental rate increases for new leases and renewals in our US multifamily portfolio that has increased the NOI at the properties. We have also observed (both from recent transactions that we have entered into and third party transactional market data) significant cap rate compression of US multifamily assets in our markets which also contributed to the fair value gains that we recorded during the period.

•On June 25, 2021, the Company and a global institutional investor partner launched a new joint venture with respect to core-plus multifamily properties located in the Western United States (the “JV”). The JV commenced with the partner purchasing a 49% ownership stake in nine multifamily assets (2,809 units) previously wholly-owned by us and valued at approximately $800 million (the “MF seed portfolio”). The sale of the 49% ownership interest in the seed portfolio to its partner generated cash to the Company of $167 million. We do not control the JV, which led to the deconsolidation of our retained 51% interest resulting in a gain on sale of real estate in accordance with U.S. GAAP of $332.0 million. The gain is due to the sale of the 49% interest to our partner and the recording of our retained 51% in unconsolidated investments at the fair value established by the transaction. We earn customary asset management fees from our equity partner and will treat our retained interest as a fair value unconsolidated investment going forward.
•We acquired $1.9 billion (KW share of $1.0 billion) of real estate and originated $843.2 million (KW share of $75.5 million) of loans secured by real estate.
•We issued $1.8 billion in new senior notes and retired previous outstanding senior notes and KWE Bonds and fully repaid the outstanding balance on our revolving line of credit. These transactions extended the weighted average maturity of our debt to 6.5 years and lowered our weighted average interest expense to 3.6% from 4.1 years and 3.7% at December 31, 2020. We recognized a loss of $38.6 million due to the extinguishment of the 2024 Notes and KWE Bonds during the nine months ended September 30, 2021.
Investment portfolio and Rent Collections
    Our investment portfolio is diverse both geographically and by product type. In the United States, our portfolio is focused in the western part of the country. In Europe, our portfolio is primarily located in Dublin, Ireland and the United Kingdom.

    As of November 2, 2021, we have collected a total of 96% of our share of year to date 2021 rents from our properties in our global investment portfolio which is in line with rent collection levels that we achieved during 2020. Such collection rates may not be indicative of collections in any future period. As of September 30, 2021, 87% of our share of the total rents that we collect are generated from our global multifamily and office properties. During the nine months ended September 30, 2021, we identified $10.8 million of receivables and other lease-related assets that are no longer probable of being collected. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $10.8 million identified, $9.8 million related to our Consolidated portfolio and was recorded as a reduction of rental income and $1.0 million related to our share of rental income on our Co-Investments portfolio investments and was recorded as a reduction of income from unconsolidated investments. We have, however, received $5.6 million in cash collections relating to previously uncollectible amounts during the nine months ended September 30, 2021, which we have recorded to rental income. Cash collections are from asset management teams working to collect outstanding receivables from tenants and the receipt of rental relief amounts from various government programs. We intend to continue to work with our tenants and utilize programs available to us to make further cash collections on previously reserved receivables. In addition to the $5.6 million we have collected above we have submitted $2.6 million of claims to rental relief programs that have not yet been approved and have $0.5 million that have been approved for payment but not yet been received. We will record additional rental income when we receive cash from these claims.

    Global Multifamily Property Portfolio Rents and Leasing Update

As of November 2, 2021, we have collected a total of 97% of our share of year to date 2021 rent from our properties in our global multifamily property portfolio. We have benefited from certain of our tenants participating in rent relief or assistance programs available pursuant to certain legislation passed in the United States and other jurisdictions where we hold multifamily assets. Our multifamily tenants typically pay through direct debit transactions, and tenants within our affordable unit portfolio generally receive some assistance from various government programs, which helps enhance our collection efforts. As the COVID-19 pandemic continues, however, some of our multifamily tenants may have difficulty in making rental payments on time, or at all.
Global Commercial Property Portfolio Rents and Leasing Update
As of November 2, 2021, we have collected 98% of the year to date 2021 rents from properties in our global office property portfolio, 82% of year to date 2021 rents from the properties in our global retail property portfolio and 97% of rents from our global industrial property portfolio. As of September 30, 2021, 11% of the total rents that we collect are generated from our global retail portfolio, 29% are generated from our global office portfolio and 1% from our global industrial portfolio.
Global Development and Hotel Update
In our development and redevelopment portfolio we have experienced delays on isolated projects, but we currently do not expect significant cost increases as we have guaranteed, or fixed-rate construction contracts on most of our projects that are currently under construction and for projects that are in early phases we have not had to halt activities because we are mainly in the pre-construction phase and are able to continue progress on projects. Ireland incurred two construction impact lockdowns, the first occurred during the second quarter of 2020 and lasted for six weeks the second lasted for the entirety of the first quarter of 2021, with phased reopening beginning on April 12, 2021. Construction activity was halted during these lockdowns. We expect that this will push out our timeline on development projects, which we were on site, by four to five months but we believe that any associated costs can be covered within our existing contingency plans on the assumption that there are no further extended national lockdowns. We have one property that consists of 69,000 square feet of office space that we currently expect construction to be completed by the end of 2021. We also have two properties consisting of 48,000 square feet of commercial space and 190 market rate multifamily units that are undergoing lease up that we currently expect will be stabilized by the end of 2021. Our VHH portfolio also has 354 units that we expect will finish construction or complete lease up by the end of 2021. Please refer to Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives.
    The hospitality industry continues to be significantly impacted due to various travel restrictions in response to the COVID-19 pandemic. We voluntarily closed the Shelbourne Hotel on March 15, 2020 and reopened the hotel on June 29, 2020 when we were permitted to do so under applicable laws and guidelines. Subsequent to the reopening, Ireland experienced multiple lockdowns and was in lockdown for the majority of the first half of 2021. The Shelbourne continues to remain open but we expect continued limited activity at the property due to travel restrictions, as a result of the ongoing COVID-19 pandemic, among other factors. Revenues at The Shelbourne Hotel for the nine months ended September 30, 2021 were down 12% as compared to the nine months ended September 30, 2020 and Consolidated NOI is up slightly as we have focused on controlling expenses in the current period.

Company Overview
    We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners. As of September 30, 2021, we had 216 employees in 12 offices throughout the United States, the United Kingdom, Ireland and Spain. As of September 30, 2021, our Real Estate Assets Under Management ("AUM") stood at $20.5 billion. The real estate that we hold in our global portfolio consists primarily of multifamily apartments (56%) and commercial (43%) based on Consolidated NOI and JV NOI. Geographically, we focus on the Western United States (63%), the United Kingdom (16%) and Ireland (21%).
    Our investment activities involve the ownership of 9,954 multifamily units, 4.7 million square feet of office space, 3.5 million square feet of retail and industrial space and one hotel that are consolidated on our financial statements with revenues of $288.9 million and, consolidated net operating income ("Consolidated Portfolio NOI") of $178.4 million during the nine months ended September 30, 2021 and AUM of $9.8 billion. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of September 30, 2021, our fee-bearing capital was $4.8 billion and we recognized $25.4 million in base investment management fees and $62.0 million of performance fees from equity partners in these vehicles during the nine months ended September 30, 2021. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage. As of September 30, 2021, we held ownership interests in 12,907 market rate multifamily units, 10,542 affordable rate multifamily units, 6.9 million square feet of office space, 6.4 million square feet of retail and industrial space, two hotels and $1.4 billion of real estate debt (of which our share was $129.6 million), all of which are held through joint ventures and three commingled funds that we manage (which are represented as unconsolidated investments on our financial statements). For the nine months ended September 30, 2021, these joint ventures and commingled funds that we manage generated revenues and JV NOI of $222.2 million and $84.8 million, respectively, and had AUM of $10.7 billion as of September 30, 2021. In our Co-investments Portfolio 91% of our carrying value is accounted for at fair value. The revenue and JV NOI amounts above include the operations of the underlying investments but exclude gains or losses from changes in fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
    In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $694.0 million over the next four years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional details in the section titled Development and Redevelopment below.
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

    During the last five years, occupancy, NOI, Adjusted EBITDA and fee-bearing capital of KW was as follows (at share):

	Three Months Ended September 30,
($ in millions, except fee bearing capital which $ in billions)	2021	2020	2019	2018	2017
Multifamily Occupancy	96.1%	94.4%	94.6%	94.3%	93.4%
% change	1.8%	(0.2)%	0.3%	1.0%	—%
Commercial Occupancy	93.2%	91.5%	93.8%	94.7%	93.0%
% change	1.9%	(2.5)%	(1.0)%	1.8%	—%
Consolidated NOI(1)	$64.6	67.6	75.2	94.5	56.6
% change	(4.4)%	(10.1)%	(20.4)%	67.0%	—%
JV NOI(1)	$34.6	23.8	19.8	15.9	12.5
% change	45.4%	20.2%	24.5%	27.2%	—%
Adjusted EBITDA(1)	$202.7	76.3	142.5	141.9	75.5
% change	165.7%	(46.5)%	0.4%	87.9%	—%
Fee-bearing capital(2)	$4.8	3.8	2.5	1.9	1.6
% change	26.3%	52.0%	31.6%	18.8%	—%

	Nine Months Ended September 30,
($ in millions, except fee bearing capital which $ in billions)	2021	2020	2019	2018	2017
Multifamily Occupancy	96.1%	94.4%	94.6%	94.3%	93.4%
% change	1.8%	(0.2)%	0.3%	1.0%	—%
Commercial Occupancy	93.2%	91.5%	93.8%	94.7%	93.0%
% change	1.9%	(2.5)%	(1.0)%	1.8%	—%
Consolidated NOI(1)	$178.4	201.3	230.1	283.9	161.2
% change	(11.4)%	(12.5)%	(19.0)%	76.1%	—%
JV NOI(1)	$84.8	76.5	55.8	42.7	36.3
% change	10.8%	37.1%	30.7%	17.6%	—%
Adjusted EBITDA(1)	$740.5	261.1	450.0	535.0	255.0
% change	183.6%	(42.0)%	(15.9)%	109.8%	—%
Fee-bearing capital(2)	$4.8	3.8	2.5	1.9	1.6
% change	26.3%	52.0%	31.6%	18.8%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
(2) Amounts in fee-bearing capital exclude $1.3 billion as of September 30, 2017 relating to KWE prior to it being wholly-owned.
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
•Our Co-investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets that we have made through the commingled funds and joint ventures that we manage; and (ii) the fees (including, without limitation, asset management fees, construction management fees and performance fees) that we earn on our fee bearing capital.  We typically own a 5-50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership of 39% as of September 30, 2021.
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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of September 30, 2021 and December 31, 2020:

($ in millions)	September 30, 2021	December 31, 2020
Cash(1)	$604.4	$733.2
Real estate	4,836.9	4,720.5
Accounts receivable and other assets	120.0	146.5
Total Assets	$5,561.3	$5,600.2

Accounts payable	12.4	28.9
Accrued expenses	157.5	184.5
Mortgage debt	2,674.3	2,589.8
KWE bonds	929.1	1,172.5
Total Liabilities	3,773.3	3,975.7

Equity	$1,788.0	$1,624.5
(1)Excludes $236.4 million and $231.9 million as of September 30, 2021 and December 31, 2020 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents the carrying value of balance sheet which is primarily at fair value on our Co-Investment Portfolio at our share of the underlying investments as of September 30, 2021 and December 31, 2020:

($ in millions)	September 30, 2021	December 31, 2020
Cash	$127.9	$77.3
Real estate	3,351.7	2,654.4
Loans	126.4	107.1
Accounts receivable and other assets	290.0	205.0
Total Assets	$3,896.0	$3,043.8

Accounts payable and accrued expenses	81.4	64.6
Mortgage debt	1,950.3	1,582.8
Total Liabilities	2,031.7	1,647.4

Equity	$1,864.3	$1,334.6
        Commingled funds
    We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of September 30, 2021, our weighted average ownership interest in the commingled funds that we manage was 12%.
        Separate accounts
    We have several equity partners whereby we act as the general partner and receive investment management fees including asset management, acquisition, disposition, financing, construction management, performance and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of September 30, 2021, our weighted average ownership interest in the various joint ventures that we manage was 45%.
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
Our global multifamily portfolio has 33,403 units as of September 30, 2021, which consists of 28,459 stabilized units and 4,944 units that are undergoing lease up or are in the process of being developed.
    As of September 30, 2021, we hold ownership interests in 130 assets that include 9,954 consolidated market rate multifamily apartment units and 12,907 market rate units within our Co-Investment Portfolio and 10,542 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region, which includes Utah, Idaho, Montana, Colorado, Arizona, New Mexico and Nevada and the Pacific Northwest, primarily the greater Seattle area and Portland, Oregon. The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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
Multifamily - Affordable Housing
Through our VHH platform we also focus on affordable units based on income or age restrictions. With homes reserved for residents that make 50% to 60% of the area’s median income, VHH provides an affordable long-term solution for qualifying working families and active senior citizens, coupled with modern amenities that are a hallmark of our traditional multifamily portfolio. Fundamental to our success is a shared commitment to delivering quality affordable homes and building communities that enrich residents’ lives, including providing programs such as social support groups, after-school programs, transportation assistance, computer training, and wellness classes.

VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. We are entitled to 50% of the operating cash flows from the VHH partnership in addition to any investing distributions we receive from federal tax credits or refinancing activity at the property level.

When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of September 30, 2021, the VHH portfolio includes 8,595 stabilized rental units with another 1,947 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of September 30, 2021 we have contributed an additional $92.5 million into VHH and have received $225.6 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $151.5 million as of September 30, 2021. Since our acquisition in 2015, we have recorded $149.4 million worth of fair value gains on our investment in VHH, including $18.6 million during the nine months ended September 30, 2021.
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
    Our industrial portfolio consists mainly of distribution centers located in the United Kingdom and Mountain West.
    As of September 30, 2021, our Consolidated portfolio held over 4.7 million square feet of office space and 3.5 million square feet of retail and industrial space. Our Co-Investment portfolio has 6.9 million square feet of office space and 6.4 million square feet of retail and industrial space.
    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of September 30, 2021, we have 2,069 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.2 billion (approximately 41% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
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
    As of September 30, 2021, we held interests in 26 loans with an average interest rate of 6.7% per annum and an unpaid principal balance ("UPB") of $1.4 billion of real estate debt (of which our share was a UPB of $129.6 million) located in the Western U.S and the United Kingdom and are invested through our Co-Investment Portfolio. Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. All of the loans in our global debt platform are performing in line with expectations and making payments as contractually agreed.
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
Hotel
    We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of September 30, 2021, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will contain 150 rooms in Kona, Hawaii and a hotel property in Hawaii that consists of 72 rooms which is owned in one of our commingled funds.
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
    As of September 30, 2021, we held 19 investments that are primarily comprised of 225 residential units/lots and 3,778 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of September 30, 2021, these investments had a gross asset value of $283.5 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of September 30, 2021, $1,583.8 million or 91% of our investments in our Co-Investment Portfolio (20% of total assets) are held at estimated fair value. We have elected fair value options or are carrying commingled fund investments at fair value for these unconsolidated investments in order to report the change in the value in the underlying investments in the results of our current operations. As of September 30, 2021, there were cumulative fair value gains on investments still held of $435.3 million which comprises 27% of the $1,583.8 million carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $149.4 million of the $435.3 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the nine months ended September 30, 2021, we recognized $111.0 million and $62.1 million, respectively, of net fair value gains and performance fees on co-investment portfolio investments. The fair values gains primarily relate to our market rate multifamily investments in our Western United States portfolio and were due to increases in NOI the properties as well as cap rate compression.

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

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	3.70% —5.50%	5.00% — 7.65%
Office	4.00% — 7.00%	5.00% — 9.00%
Retail	5.00% — 8.00%	7.50% — 10.00%
Hotel	6.00% —6.00%	8.25% — 8.25%
Residential	N/A	N/A — N/A

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

Selected Financial Data

In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and nine months ended September 30, 2021 dating back to 2017.

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2019	2018	2017
GAAP
Revenues	$114.4	$115.5	$143.0	$217.8	$175.9
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	65.9	(25.1)	20.7	109.6	9.4
Basic income (loss) per share of common stock	0.48	(0.18)	0.15	0.77	0.08
Diluted income (loss) per share of common stock	0.47	(0.18)	0.15	0.77	0.08
Dividends declared per share of common stock	0.22	0.22	0.21	0.19	0.17
Non-GAAP(1)
Adjusted EBITDA	202.7	76.3	142.5	141.9	75.5
Adjusted EBITDA percentage change	166%	(46)%	—%	88%	—%
Adjusted Net Income	111.9	27.3	73.9	74.1	34.8
Adjusted Net Income percentage change	310%	(63)%	—%	113%	—%

(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2019	2018	2017
GAAP
Revenues	$322.2	$345.9	$427.4	$407.9	$344.5
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	275.7	(77.1)	66.2	107.2	10.2
Basic income (loss) per share of common stock	1.98	(0.55)	0.47	0.74	0.09
Diluted income (loss) per share of common stock	1.96	(0.55)	0.47	0.74	0.09
Dividends declared per share of common stock	0.66	0.66	0.63	0.38	0.34
Non-GAAP(1)
Adjusted EBITDA	740.5	261.1	450.0	535.0	255.0
Adjusted EBITDA percentage change	184%	(42)%	(16)%	110%	—%
Adjusted Net Income	423.5	84.1	232.8	308.2	128.5
Adjusted Net Income percentage change	404%	(64)%	(24)%	140%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The following tables show selected financial items as of September 30, 2021 and as of December 31, 2020 through 2017:

	September 30,	December 31,
(in millions)	2021	2020	2019	2018	2017
Cash and cash equivalents	$840.8	$965.1	$573.9	$488.0	$351.3
Total assets	7,774.6	7,329.0	7,304.5	7,381.8	7,724.8
Mortgage debt	2,674.3	2,589.8	2,641.0	2,950.3	3,156.6
KW unsecured debt	1,775.7	1,332.2	1,131.7	1,202.0	1,179.4
KWE unsecured bonds	929.1	1,172.5	1,274.2	1,260.5	1,325.9
Kennedy Wilson equity	1,799.8	1,644.5	1,678.7	1,246.7	1,365.6
Noncontrolling interests	33.1	28.2	40.5	184.5	211.9
Total equity	1,832.9	1,672.7	1,719.2	1,431.2	1,577.5
Common shares outstanding	139.6	141.4	142.3	143.2	151.6

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
    The table below details the changes in the Company's AUM for the nine months ended September 30, 2021:

(in millions)	December 31, 2020	Increases	Decreases	September 30, 2021
IMRES AUM	$17,569.3	$4,939.8	$(2,013.9)	$20,495.2
    AUM increased 16.7% to approximately $20.5 billion as of September 30, 2021. The increase is due to acquisitions of Embassy Gardens, a London office building, multifamily properties in the Mountain West and Pacific Northwest, industrial assets in our UK Industrial portfolio and new loan originations in our global debt platform. These were offset by decreases from asset sales in our commingled funds and cash to fund acquisitions discussed above.
Foreign Currency and Currency Derivative Instruments
    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$96.1	$—	$—	$96.1
Hotel	6.2	—	—	6.2
Investment management and property services fees	—	9.3	0.4	9.7
Loans and other	—	2.4	—	2.4
Total revenue	102.3	11.7	0.4	114.4
Expenses
Rental	32.4	—	—	32.4
Hotel	3.7	—	—	3.7
Commission and marketing	—	—	0.1	0.1
Compensation and related	12.8	13.4	14.0	40.2
General and administrative	4.1	2.8	2.0	8.9
Depreciation and amortization	39.2	—	—	39.2
Total expenses	92.2	16.2	16.1	124.5
Income from unconsolidated investments, net of depreciation and amortization	—	143.1	—	143.1
Gain on sale of real estate, net	15.0	—	—	15.0
Interest expense	(27.8)	—	(17.5)	(45.3)
Other (loss) income	(0.4)	—	0.8	0.4
Provision for income taxes	(12.4)	—	(18.2)	(30.6)
Net (loss) income	(15.5)	138.6	(50.6)	72.5
Net income attributable to the noncontrolling interests	(2.3)	—	—	(2.3)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(17.8)	138.6	(54.9)	65.9
Add back (less):
Interest expense	27.8	—	17.5	45.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	11.2	—	11.2
Depreciation and amortization	39.2	—	—	39.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.1	—	1.1
Provision for income taxes	12.4	—	18.2	30.6
Fees eliminated in consolidation	0.1	(0.1)	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Preferred dividends and accretion of preferred stock issuance costs	—	—	4.3	4.3
Share-based compensation	—	—	6.9	6.9
Adjusted EBITDA(1)	$59.9	$150.8	$(8.0)	$202.7
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30, 2020
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$102.2	$—	$—	$102.2
Hotel	3.1	—	—	3.1
Investment management and property services fees	—	5.5	3.4	8.9
Loans and other	—	1.3	—	1.3
Total revenue	105.3	6.8	3.4	115.5
Expenses
Rental	33.5	—	—	33.5
Hotel	2.7	—	—	2.7
Commission and marketing	—	—	0.9	0.9
Compensation and related	9.4	4.5	12.4	26.3
General and administrative	4.8	1.8	2.0	8.6
Depreciation expense	44.3	—	—	44.3
Total expenses	94.7	6.3	15.3	116.3
Income from unconsolidated investments, net of depreciation and amortization	—	14.9	—	14.9
Gain on sale of real estate, net	4.0	—	—	4.0
Interest expense	(32.8)	—	(18.0)	(50.8)
Transaction related expense	(0.1)	—	—	(0.1)
Other (loss) income	(0.2)	—	0.5	0.3
(Provision for) benefit from income taxes	(0.8)	—	13.6	12.8
Net (loss) income	(19.3)	15.4	(15.8)	(19.7)
Net income attributable to the noncontrolling interests	(1.1)	—	—	(1.1)
Preferred dividends	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(20.4)	15.4	(20.1)	(25.1)
Add back (less):
Interest expense	32.8	—	18.0	50.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	7.5	—	7.5
Depreciation and amortization	44.3	—	—	44.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.7	—	1.7
Provision for (benefit from) income taxes	0.8	—	(13.6)	(12.8)
Fees eliminated in consolidation	—	—	—	—
EBITDA adjustments attributable to noncontrolling interests	(2.0)	—	—	(2.0)
Preferred dividends	—	—	4.3	4.3
Share-based compensation	—	—	7.6	7.6
Adjusted EBITDA(1)	$55.5	$24.6	$(3.8)	$76.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
    Financial Highlights
    GAAP net income to common shareholders was $65.9 million and GAAP net loss to common shareholders was $25.1 million for the three months ended September 30, 2021 and 2020, respectively.
    Adjusted EBITDA was $202.7 million and $76.3 million for the three months ended September 30, 2021 and 2020, respectively.

    The increase in GAAP net income to common shareholders and Adjusted EBITDA is due to higher fair values gains primarily on our market rate multifamily investments in our Western United States portfolio due to increases in NOI as a result of significant increases in market rents and cap rate compression during the three months ended September 30, 2021 as compared to the prior period. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data.
    Operational Highlights
    Same store property highlights for the three months ended September 30, 2021 include:
•For our 12,773 same property multifamily units for the three months ended September 30, 2021 as compared to the prior period:
◦occupancy increased slightly to 95.5% from 94.9%
◦net operating income increased by 10.4%
◦total revenues increased by 7.1%
•For 4.1 million square feet of same property office real estate for the three months ended September 30, 2021 as compared to the prior period:
◦occupancy decreased slightly to 95.2% from 96.5%
◦net operating income increased by 3.6%
◦total revenues increased by 2.0%
•Investment Transactions
◦acquired $789.3 million of real estate assets and $439.9 million of loans (our share of which was $445.9 million and $24.6 million, respectively) and sold $382.9 million of assets (our share of which was $95.7 million)
•Significant Transactions
◦During the three months ended September 30, 2021, we issued $600.0 million of 2030 notes that have an interest rate of 4.75%. Proceeds from the offering were used to repay the full principal amount outstanding under our revolving line of credit balance ($289.3 million) and the KWE Bonds redemption as discussed below.
◦On October 11, 2021, KWE redeemed the remaining £219.8 million in aggregate nominal amount of the KWE Bonds outstanding which resulted in a $7.4 million loss on early extinguishment of debt due to premium paid as part of redemption and write off of loan fees. The redemption was funded by the remaining proceeds of the 2030 notes discussed above and there are no KWE bonds outstanding subsequent to the redemption.
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

	Three Months Ended September 30, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.8	1%	$—	—%	$0.8	1%
Net (loss) income	(0.4)	(1)%	(0.2)	—%	(0.6)	(1)%
Adjusted EBITDA	0.3	—%	(0.3)		—	—%

	Three Months Ended September 30, 2020
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(1.1)	(1)%	$0.1	—%	$(1.0)	(1)%
Net Income	0.1	—%	0.6	2%	0.7	2%
Adjusted EBITDA	(0.8)	(1)%	0.7	1%	(0.1)	—%
    Consolidated Portfolio Segment
    Revenues
    Rental income was $96.1 million for the three months ended September 30, 2021 as compared to $102.2 million for the same period in 2020. The $6.1 million decrease is primarily due to the deconsolidation of the MF seed portfolio in the second quarter 2021 which lead to a $13.5 million decrease in rental income. We still own 51% of the MF seed portfolio but rental income amounts are now in income from unconsolidated investments. We also had a $2.7 million reduction to rental income for the three months ended September 30, 2021 as we assessed the full collection of these rents as no longer probable. This reduction was offset by the cash collection of $3.6 million in previously reserved receivables which increased rental income. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties. We incurred a $2.9 million reduction to rental income due to the improbability of fully collecting rents for the three months ended September 30, 2020 and did not have any cash collections during the three months ended September 30, 2020 on previously reserved receivables. These decreases were offset by sale proceeds we have reinvested in higher quality multifamily properties in Pacific Northwest and Mountain West.
    Hotel income was $6.2 million for the three months ended September 30, 2021 as compared to $3.1 million for the same period in 2020. The $3.1 million increase is primarily due to the reopening of operations in a limited capacity at the Shelbourne Hotel during the reporting period as compared to the severely limited operations of the Shelbourne Hotel during the three months ended September 30, 2020.
    Expenses
    Rental expenses decreased to $32.4 million for the three months ended September 30, 2021 as compared to $33.5 million for the three months ended September 30, 2020. The decrease is due to the Company being a net seller of assets in the prior period which has led to a decrease in assets in the Consolidated portfolio which has led to lower rental expenses.
    Hotel expenses increased to $3.7 million for the three months ended September 30, 2021 as compared to $2.7 million for the three months ended September 30, 2020 primarily due to increased activity at the Shelbourne Hotel in the current period as compared to the prior period as described above.
    Compensation expense increased to $12.8 million for the three months ended September 30, 2021 as compared to $9.4 million for the three months ended September 30, 2020 due to higher bonus accrual during the three months ended September 30, 2021 as compared to the prior period.
General and administrative expenses decreased to $4.1 million for three months ended September 30, 2021 as compared to $4.8 million for the three months ended September 30, 2020 due to lower professional fees in the current period.
Depreciation and amortization decreased to $39.2 million during the three months ended September 30, 2021 as compared to $44.3 million. The decrease is primarily due to the Company being a net seller of consolidated assets in the prior year as discussed above.
    Other
    Gain on sale of real estate, net was $15.0 million for the three months ended September 30, 2021 compared to $4.0 million loss during the same period in 2020. The gain recognized during the three months ended September 30, 2021 relates to the sale of non-core retail and office assets in Western United States and Europe.
    Interest expense was $27.8 million for the three months ended September 30, 2021 as compared to $32.8 million for the same period in 2020. The decrease is due to the decrease in consolidated property level debt resulting from the sale of assets.
    Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing our Co-Investment Portfolio assets on behalf of our partners. During the three months ended September 30, 2021, we had fees recorded through revenues of $9.3 million as compared to $5.5 million from the same period in 2020. During the three months ended September 30, 2021, we had higher base management fees as a result of having more assets under management in our Co-Investment Portfolio mainly from bringing in additional investors into our Europe Fund II, new assets under management in our UK Industrial and MF seed portfolio separate accounts and additional assets under management in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $2.4 million three months ended September 30, 2021 as compared to $1.3 million for the same period in 2020. These amounts represent interest income on our share of loans within our global real estate debt platform and the increase is due to the growth of the platform over the last year.
    Expenses increased to $16.2 million for the three months ended September 30, 2021 as compared to $6.3 million primarily due to higher discretionary compensation expense.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within the Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended September 30, 2021 and the three months ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Revenue
Rental	$50.1	$35.1
Sale of real estate	15.1	0.4
Investment management fees - performance fees	46.3	(1.3)
Total revenue	111.5	34.2
Expenses
Rental	15.5	11.3
Cost of real estate sold	14.4	0.5
Depreciation and amortization	1.2	1.7
Total expenses	31.1	13.5
Loss on sale of real estate, net	—	(6.7)
Interest expense	(11.2)	(7.5)
Other loss	(5.0)	(5.0)
Fair Value/other adjustments	78.9	13.4
Income from unconsolidated investments	$143.1	$14.9
    The increase in income from unconsolidated investments increased due to higher fair values primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in our market rate fair value multifamily assets in the Western United States. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data. NOI increases and cap rate compression had similar impacts to the increase in fair values. We also had fair value gains from resyndications and cap rate compression in our VHH portfolio. Our share of JV NOI (rental income net of rental operating expenses) increased due to additional investments in the Co-Investments portfolio including the deconsolidation of the UK industrial portfolio in the fourth quarter of 2020 and the MF seed portfolio in second quarter of 2021. The increases in JV NOI offsets some of the decrease in our consolidated portfolio as the assets have moved into this portfolio.
During the three months ended September 30, 2021, we recorded a $46.3 million increase in the accrual for performance fees relating to our commingled funds and separate account investments. The increase in the accrual is due to higher fair values on market rate multifamily properties as discussed above and UK Industrial assets. We collected $9.6 million of realized promote during the three months ended September 30, 2021 from a separate account that held office properties in the Seattle area that fully disposed of all its assets in the third quarter 2021. During the three months ended September 30, 2020 we had $1.3 million reductions in performance fees in Fund V and VI due to lack of transaction activity which led to lower preferred returns for the period.
    Corporate
    Property services fees decreased to $0.4 million during the three months ended September 30, 2021 as compared to $3.4 million for the same period in 2020 due to the sale of the Property Services group in October 2020. The Company still maintains its estate sales and marketing business which generates certain real estate related services activity.

    Expenses increased to $16.1 million for the three months ended September 30, 2021 as compared to $15.3 million due to higher discretionary bonus compensation expense for the three months ended September 30, 2021. These increases were offset by lower share based compensation during the reporting period.
    Interest expense was $17.5 million for the three months ended September 30, 2021 as compared to $18.0 million for the same period in 2020. The decrease is due to lower interest associated with the 2029 and 2031 Notes as compared to the 2024 Notes which were outstanding in the prior period.

Our income tax expense was $30.6 million for the three months ended September 30, 2021 as compared to an income tax benefit of $12.8 million in 2020. The increase in income tax expense is primarily attributable to $135.6 million increase in worldwide pre-tax book income in 2021 as compared to the same period in the prior year. Our overall effective tax rate for the three months ended September 30, 2021 was 29.6% as compared to an effective tax benefit rate of 39.0% in 2020. The effective rate for 2021 exceeds the statutory rate due to disallowed executive compensation, certain foreign taxes which are not creditable in the United States and disallowed interest deductions in the United Kingdom. As a result of estimated gains from the sale of real estate in the fourth quarter of 2020 which resulted in the partial release of the valuation allowance on the KWE outside basis deferred tax asset in the third quarter, the effective tax benefit rate for the 2020 loss was higher than the statutory rate.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$65.9	$(25.1)
Unrealized foreign currency translation (losses) gains, net of noncontrolling interests and tax	(27.7)	28.0
Unrealized foreign currency derivative contract gains (loss), net of noncontrolling interests and tax	16.6	(18.6)
Unrealized income on interest rate swaps	0.4	0.4
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$55.2	$(15.3)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2021 and 2020 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2021	2020
Euro	(2.3)%	4.1%
GBP	(2.5)%	3.4%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended September 30, 2021 and 2020 was income of $55.2 million and a loss of $15.3 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments.

Kennedy Wilson Consolidated Financial Results: Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$279.7	$—	$—	$279.7
Hotel	9.2	—	—	9.2
Investment management and property services fees	—	25.4	1.7	27.1
Loans and other	—	6.2	—	6.2
Total revenue	288.9	31.6	1.7	322.2
Expenses
Rental	97.8	—	—	97.8
Hotel	7.8	—	—	7.8
Commission and marketing	—	—	0.7	0.7
Compensation and related	51.7	25.7	46.1	123.5
General and administrative	14.3	5.5	4.9	24.7
Depreciation and amortization	125.3	—	—	125.3
Total expenses	296.9	31.2	51.7	379.8
Income from unconsolidated investments, net of depreciation and amortization	—	213.9	—	213.9
Gain on sale of real estate, net	417.0	—	—	417.0
Transaction-related expenses	(0.4)	—	—	(0.4)
Interest expense	(90.0)	—	(51.4)	(141.4)
Loss on early extinguishment of debt	(12.1)	—	(26.5)	(38.6)
Other (loss) income	(2.9)	—	0.3	(2.6)
Provision for income taxes	(14.6)	—	(83.6)	(98.2)
Net income (loss)	289.0	214.3	(211.2)	292.1
Net income attributable to the noncontrolling interests	(3.5)	—	—	(3.5)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(12.9)	(12.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	285.5	214.3	(224.1)	275.7
Add back (less):
Interest expense	90.0	—	51.4	141.4
Loss on early extinguishment of debt	12.1	—	26.5	38.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	28.0	—	28.0
Depreciation and amortization	125.3	—	—	125.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	4.2	—	4.2
Provision for income taxes	14.6	—	83.6	98.2
Fees eliminated in consolidation	(0.4)	0.4	—	—
EBITDA adjustments attributable to noncontrolling interests	(5.7)	—	—	(5.7)
Preferred dividends and accretion of preferred stock issuance costs	—	—	12.9	12.9
Share-based compensation	—	—	21.9	21.9
Adjusted EBITDA(1)	$521.4	$246.9	$(27.8)	$740.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30, 2020
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$308.8	$—	$—	$308.8
Hotel	10.4	—	—	10.4
Investment management and property services fees	—	15.2	10.0	25.2
Loans and other	—	1.5	—	1.5
Total revenue	319.2	16.7	10.0	345.9
Expenses
Rental	102.2	—	—	102.2
Hotel	10.9	—	—	10.9
Commission and marketing	—	—	2.5	2.5
Compensation and related	30.3	14.0	40.8	85.1
General and administrative	14.6	5.1	6.4	26.1
Depreciation expense	135.1	—	—	135.1
Total expenses	293.1	19.1	49.7	361.9
Income from unconsolidated investments, net of depreciation and amortization	—	45.0	—	45.0
Gain on sale of real estate, net	47.7	—	—	47.7
Transaction-related expenses	(0.6)	—	—	(0.6)
Interest expense	(98.5)	—	(51.5)	(150.0)
Loss on early extinguishment of debt	(1.3)	—	—	(1.3)
Other (loss) income	(1.5)	—	1.7	0.2
(Provision for) benefit from income taxes	(8.4)	—	18.7	10.3
Net (loss) income	(36.5)	42.6	(70.8)	(64.7)
Net loss attributable to the noncontrolling interests	0.5	—	—	0.5
Preferred dividends	—	—	(12.9)	(12.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(36.0)	42.6	(83.7)	(77.1)
Add back (less):
Interest expense	98.5	—	51.5	150.0
Loss on early extinguishment of debt	1.3	—	—	1.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	24.7	—	24.7
Depreciation and amortization	135.1	—	—	135.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	5.2	—	5.2
Provision for (benefit from) income taxes	8.4	—	(18.7)	(10.3)
Kennedy Wilson's share of provision for income taxes included in unconsolidated investments	—	1.1	—	1.1
Fees eliminated in consolidation	(0.2)	—	0.2	—
EBITDA adjustments attributable to noncontrolling interests	(6.3)	—	—	(6.3)
Preferred dividends	—	—	12.9	12.9
Share-based compensation	—	—	24.5	24.5
Adjusted EBITDA(1)	$200.8	$73.6	$(13.3)	$261.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
    Financial Highlights
    GAAP net income to common shareholders was $275.7 million and GAAP net loss to common shareholders was $77.1 million for the nine months ended September 30, 2021 and 2020, respectively.

    Adjusted EBITDA was $740.5 million and $261.1 million for the nine months ended September 30, 2021 and 2020, respectively.
    The increase in GAAP net income to common shareholders and Adjusted EBITDA is due to higher gains on sale of real estate and fair value on our Co-Investment assets offset by losses on early extinguishment of debt during the nine months ended September 30, 2021 as compared to the prior period.
    Operational Highlights
    Same store property highlights for the nine months ended September 30, 2021 include:
•For our 12,773 same property multifamily units for the nine months ended September 30, 2021 as compared to the prior period:
◦occupancy increased slightly to 95.5% from 94.8%
◦net operating income increased by 1.6%
◦total revenues increased by 2.0%
•For 4.1 million square feet of same property office real estate for the nine months ended September 30, 2021 as compared to the prior period:
◦occupancy decreased slightly to 95.8% from 97.1%
◦net operating income increased by 6.3%
◦total revenues increased by 5.1%
•Investment Transactions
◦acquired $1.9 billion of real estate assets and $843.2 million of loans (our share of which was $1.0 billion and $75.5 million, respectively) and sold $1.4 billion of assets (our share of which was $787.6 million)
•Significant Transactions
◦As previously discussed throughout this report, during the nine months ended September 30, 2021, the Company and a global institutional investor partner launched a new joint venture with respect to core-plus multifamily properties located in the Western United States with the sale of 49% ownership interest to the MF seed portfolio.
◦During the nine months ended September 30, 2021, we also sold Friars Bridge Court a wholly-owned office property in the United Kingdom for a gain on sale of real estate of $73.9 million.
◦During the nine months ended September 30, 2021, we issued $1.2 billion of 2029 notes and 2031 notes which we used to fund the tender offer and subsequent redemption of all of our $1.15 billion outstanding 2024 notes, resulting in a total of $38.6 million loss on early extinguishment of debt due to a tender premium paid and the write off of the proportionate share of capitalized loan fees and debt discounts on the 2024 notes. Additionally, on April 26, 2021, KWE completed the redemption of £150.0 million in aggregate nominal amount of the KWE Bonds outstanding, resulting in a $9.3 million loss on early extinguishment of debt due to premium paid as part of redemption and proportionate write off of loan fees. We also issued $600.0 million of 2030 notes which we used to fund the redemption of all of the remaining outstanding KWE Bonds, which happened on October 11, 2021, and pay the $289.3 million outstanding balance of our revolving line of credit. We currently have no outstanding balance on our line of credit.
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

	Nine Months Ended September 30, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.6	—%	$(0.2)	—%	$1.4	—%
Net income (loss)	0.3	—%	(0.4)	—%	(0.1)	—%
Adjusted EBITDA	1.8	—%	(0.6)	—%	1.2	—%

	Nine Months Ended September 30, 2020
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(5.4)	(2)%	$—	—%	$(5.4)	(2)%
Net (loss) income	(0.1)	—%	0.3	—%	0.2	—%
Adjusted EBITDA	(4.9)	(2)%	0.1	—%	(4.8)	(2)%
    Consolidated Portfolio Segment
    Revenues
    Rental income was $279.7 million for the nine months ended September 30, 2021 as compared to $308.8 million for the same period in 2020. The $29.1 million decrease is primarily due to the deconsolidation of the MF seed portfolio in the second quarter 2021 which lead to a $13.0 million decrease in rental income. We still own 51% of the MF seed portfolio but rental income amounts are now in income from unconsolidated investments. We also had a $7.7 million write off of lease related assets related to the termination of a lease at Friars Bridge Court prior to its sale as discussed above. The remaining factors contributing to the decrease relate to us being a net seller of consolidated assets in the prior year with proceeds from dispositions generally going towards investments in our Co-Investment segment or to fund development initiatives. Additionally, we had a $9.8 million reduction to rental income for the nine months ended September 30, 2021 as we assessed the full collection of these rents as improbable. This was driven by the impact of COVID-19 pandemic with a $6.0 million reduction to rental income for the nine months ended September 30, 2020. This reduction was offset by the cash collection of $5.6 million we received during the nine months ended September 30, 2021 on previously reserved receivables which increased rental income with no comparable activity in the prior period. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $9.2 million for the nine months ended September 30, 2021 as compared to $10.4 million for the same period in 2020. The $1.2 million decrease is primarily due to limited operations of the Shelbourne Hotel during the nine months ended September 30, 2021 as Ireland was in lockdown and government regulations only allowed essential employees to book rooms at the hotel. Conversely, in the nine months ended September 30, 2020, the hotel was open for normal operations through March 15, 2020.
    Expenses
    Rental expenses decreased to $97.8 million for the nine months ended September 30, 2021 as compared to $102.2 million for the nine months ended September 30, 2020. The decrease is due to the Company being a net seller of assets in the prior period which has led to a decrease in assets in the Consolidated portfolio and lower rental expenses.
    Hotel expenses decreased to $7.8 million for the nine months ended September 30, 2021 as compared to $10.9 million for the nine months ended September 30, 2020 primarily due to limited operations of the Shelbourne Hotel during 2021 as described above and a focus on controlling costs in the current period.
    Compensation expense increased to $51.7 million for the nine months ended September 30, 2021 as compared to $30.3 million for the nine months ended September 30, 2020 due to higher bonus accrual during the nine months ended September 30, 2021 as compared to the prior period driven by the timing of transactional activity with 2021 having larger gains in the first half of the year as compared to 2020 which had significant transactional activity in the fourth quarter.
General and administrative expenses were flat for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Depreciation and amortization decreased to $125.3 million during the nine months ended September 30, 2021 as compared to $135.1 million. The decrease is primarily due to the Company being a net seller of consolidated assets in the prior year as discussed above. This decrease was offset by a $2.5 million increase relating to the write off of leasing commissions to depreciation expense from the termination of a lease with a tenant at Friars Bridge Court.
    Other

    Gain on sale of real estate, net was $417.0 million for the nine months ended September 30, 2021 compared to $47.7 million during the same period in 2020. The gain recognized during the nine months ended September 30, 2021 relates to the sale of a 49% interest in and resulting deconsolidation of the assets that made up the MF seed portfolio and the sale of Friars Bridge Court, an office building in the United Kingdom. The gains recognized during the nine months ended September 30, 2020 primarily relate to the sale of non-core assets in Europe including Pioneer Point, a multifamily property in United Kingdom and a loan investment secured by a multifamily property in Dublin.
    Interest expense was $90.0 million for the nine months ended September 30, 2021 as compared to $98.5 million for the same period in 2020. The decrease is due to the decrease in consolidated property level debt resulting from the sale of assets.
Loss on early extinguishment of debt was $12.1 million for the nine months ended September 30, 2021 as compared to $1.3 million in the same period in 2020. We incurred a $9.3 million loss associated with the tender offer for the KWE Bonds completed in April 2021 and the remainder related to prepayment penalties on the refinance of three multifamily property level mortgages. We also incurred a loss associated with the partial tender offer and subsequent redemption of the total balance of the 2024 Notes during the nine months ended September 30, 2021 as explained in the description of the "Corporate" segment below.
    Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing our Co-Investment portfolio assets on behalf of our partners. During the nine months ended September 30, 2021, we had fees recorded through revenues of $25.4 million as compared to $15.2 million from the same period in 2020. During the nine months ended September 30, 2021, we had higher base management fees as a result of having more assets under management in our Co-Investment portfolio mainly from bringing in additional investors into our Europe Fund, new assets under management in our UK Industrial and MF seed portfolio separate accounts and additional assets under management in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $6.2 million nine months ended September 30, 2021 as compared to $1.5 million for the same period in 2020. These amounts represent interest income on our share of loans within our global real estate debt platform and the increase is due to the growth of the platform over the last year.
    Expenses increased to $31.2 million for the nine months ended September 30, 2021 as compared to $19.1 million primarily due to higher discretionary compensation expenses.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the nine months ended September 30, 2021 and the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020
Revenue
Rental	$126.0	$109.3
Sale of real estate	34.2	3.2
Investment management fees - performance fees	62.0	(2.5)
Total revenue	222.2	110.0
Expenses
Rental	38.1	32.8
Cost of real estate sold	31.4	4.3
Depreciation and amortization	4.5	5.1
Total expenses	74.0	42.2
Loss on sale of real estate, net	(3.1)	(7.3)
Interest expense	(27.9)	(24.8)
Other loss	(12.4)	(9.8)
Fair Value/other adjustments	109.1	20.1
Provision for income taxes	—	(1.0)
Income from unconsolidated investments	$213.9	$45.0

    The increase in income from unconsolidated investments increased due to higher fair values primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in our market rate fair value multifamily assets in the Western United States. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data. NOI increases and cap rate compression had similar impacts to the increase in fair values. We also had fair value gains due to resyndications and cap rate compression in our VHH portfolio and fair value increases in our retained unconsolidated investment interest in the Zonda business from Meyers Research after our sale of that business in 2018. There were higher gains from sales on homes at our Kohanaiki development project for the nine months ended September 30, 2021 as compared to the prior period due to an increased volume of sales. Our share of JV NOI (rental income net of rental operating expenses) increased in the current period primarily due to additional assets in the Co-Investments in the current period. This increase was offset by to a surrender premium we received, a one-time breakage fee from a tenant that exited their lease early, on an office property in the United Kingdom during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we had an impairment loss included within loss on sale of real estate of $6.7 million relating to a retail property in the United Kingdom that was disposed of subsequent to September 30, 2020.
During the nine months ended September 30, 2021, we recorded a $62.0 million increase in the accrual for performance fees relating to our commingled funds and separate account investments. The increase in the accrual is due to higher fair values on market rate multifamily properties as discussed above and UK Industrial assets in commingled funds and separate account investments that we manage. We had $9.6 million of realized promote collected during the nine months ended September 30, 2021 from a separate account that held office properties in the Seattle area that fully disposed of all its assets in the third quarter 2021. During the nine months ended September 30, 2020 we had $2.5 million decrease in the accrual for performance fees relating to our commingled business.
    Corporate
    Property services fees decreased to $1.7 million during the nine months ended September 30, 2021 as compared to $10.0 million for the same period in 2020 due to the sale of the Property Services group in October 2020. The Company still maintains its estate sales and marketing business which generates certain real estate related services activity.
    Expenses increased to $51.7 million for the nine months ended September 30, 2021 as compared to $49.7 million due to higher discretionary bonus compensation expense which was offset by lower share based compensation expenses for the nine months ended September 30, 2021.
    Interest expense was $51.4 million for the nine months ended September 30, 2021 as compared to $51.5 million for the same period in 2020. The decrease is due to 2029 Notes and 2031 Notes having a lower interest rate than the 2024 Notes offset by higher balances outstanding in the current period.
The $38.6 million loss on the early extinguishment of debt is due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the prior period.

Our income tax expense was $98.2 million for the nine months ended September 30, 2021 as compared to an income tax benefit of $10.3 million in 2020. The increase in income tax expense is primarily attributable to a $465.3 million increase in worldwide pre-tax book income in 2021 as compared to the same period in the prior year. Our effective tax rate for the nine months ended September 30, 2021 was 25.2% as compared to an effective tax rate of 13.8% in 2020. The effective rate for 2021 exceeds the statutory rate due to disallowed executive compensation, certain foreign taxes which are not creditable in the United States and disallowed interest deductions in the United Kingdom. The effective tax benefit rate on the 2020 loss was lower due to the adverse impact of disallowed executive compensation and disallowed interest deductions in the United Kingdom.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$275.7	$(77.1)
Unrealized foreign currency translation (losses) gains, net of noncontrolling interests and tax	(50.3)	34.1
Amounts reclassified out of accumulated other comprehensive loss during the period	2.2	0.2
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	46.0	(24.9)
Unrealized income (loss) on interest rate swaps	2.1	(5.9)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$275.7	$(73.6)

Included within the net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Realized foreign currency exchange (loss) gain- consolidated statements of operations	$(2.1)	$1.1
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$(2.1)	$1.1

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2021 and 2020 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2021	2020
Euro	(5.3)%	4.5%
GBP	(1.5)%	(2.5)%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the nine months ended September 30, 2021 and 2020 was income of $275.7 million and a loss of $73.6 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from the reversal of prior losses as the contracts get closer to their maturity date.
Liquidity and Capital Resources
    Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, capital expenditures for consolidated real estate and co-investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, asset sales, borrowings under our revolving line of credit, sales of equity (common and preferred) and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally non-recourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt, revolving credit facility (when applicable) and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our revolving credit facility. As of September 30, 2021, we and our consolidated subsidiaries had $840.8 million ($569.1 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $127.9 million and had $500.0 million of availability under our revolving credit facility. As of September 30, 2021, we have $339.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties. As discussed throughout this report, on October 11, 2021, using proceeds from the offering of the 2030 Notes, we paid $310.3 million to fully redeem the KWE Bonds. The $310.3 million was included in the total $339.6 million of restricted cash as of September 30, 2021 as we received the proceeds from the 2030 Notes during the third quarter and the redemption of the KWE Bonds was completed during the fourth quarter.
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
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of September 30, 2021, we had 2,069 multifamily units, 0.6 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.2 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2021, we had incurred $488.0 million of costs to date and expect to spend an additional $694.0 million to develop to completion or complete the entitlement process on these projects. Of the $694.0 million of remaining costs to complete, we currently expect $311.0 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. When development projects are completed they typically move into our unstabilized bucket as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 1,947 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $24.3 million in cash from paid developer fees and proceeds from the sale of tax credits.
    The figures described in the two preceding paragraphs and in the table below are budgeted costs and are subject to change. There is no certainty that we will develop or redevelop any or all of these potential projects, and we and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  As these are budgeted figures and are subject to change (increase or decrease) due to a number of factors (some of which are beyond our control, including, but not limited to, substantial inflationary pressures), including, that these projects are being developed under construction management contracts with the general contractors and therefore we and our equity partners could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs. The scope of these projects may also change. The estimated costs and amounts of cash to complete projects reflected in the table below represent management's current expectations and the total costs incurred to date include the land costs of these projects.
    The table below describes the market rate development or redevelopment projects that the Company is undergoing or considering, and excludes the affordable and/or age-restricted multifamily units that it is developing in its VHH platform and its residential investments.

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Ireland(3)	Office	Hanover Quay(5)	Under Construction	2021	2022	69,000	—	$40	$36	$4
Ireland(3)	Office	Kildare(5)	Under Construction	2022	2022	65,000	—	64	46	18
Mountain West	Multifamily	River Pointe(5)	Under Construction	2022	2022	—	89	23	11	12
Nor. California	Multifamily	38° North Phase II(5)	Planning Received	2023	2024	—	172	65	6	59
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	2024	7,000	287	72	33	39
Mountain West	Multifamily	Dovetail(5)	Planning Received	2023	2024	—	240	54	5	49
Mountain West	Multifamily	Oxbow(6)	Under Construction	2023	2024	—	268	41	—	41
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	2024	—	471	128	82	46
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2024	395,000	—	171	71	100
Ireland(3)	Mixed-Use	The Cornerstone (formerly "Leisureplex")	Under Construction	2024	2025	20,000	232	73	17	56
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	2024	—	150	342	179	163
So. California	Multifamily	University Glen Phase II(5)	Planning Received	2024	2025	—	310	109	2	107
	Total					556,000	2,219	$1,182	$488	$694
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored, totaling 405 multifamily units, 0.2 million commercial sq. ft. and KW Gross Asset Value of $70 million.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2021. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $311 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €0.86 = $1 USD and £0.74 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have 10 assets that comprise 1.0 million commercial square feet and 190 multifamily units that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $35.3 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized:

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Leased %	KW Est. Costs to Complete(1)
2021
Capital Dock	Co-Investment	Ireland(2)	Mixed-Use	50%	1	27,000	190	66%	$2.8
Old School	Consolidated	United Kingdom(2)	Office	100%	1	21,000	—	70	0.5
		2021 Subtotal			2	48,000	190	68%	$3.3
2022
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	0.2
Maidenhead	Consolidated	United Kingdom(2)	Office	100%	1	65,000	—	—	0.1
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	—	72	9.3
Hamilton Landing H7	Consolidated	Northern California	Office	100%	1	61,000	—	—	5.8
Various	Consolidated	United Kingdom(2)	Retail	100%	2	168,000	—	—	1.0
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	—	34	15.6
		2022 Subtotal			8	986,000	—	36%	$32.0

		Total Lease-Up			10	1,034,000	190	37%	$35.3
Note: The table above excludes minority-interest investments and one asset expected to sell, totaling 333 units, 0.7 million commercial sq. ft
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2021. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.86 = $1 USD and £0.74 = $1 USD

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
Share Repurchase Plan
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of September 30, 2021, we had $213.4 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net cash used in operating activities	$(84.7)	$(5.4)
Net cash (used in) provided by investing activities	(680.3)	134.2
Net cash provided by financing activities	644.8	30.0
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  We had cash flows used in operations of $84.7 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively. The change was due to primarily due to premiums paid on the early redemption of 2024 Notes and KWE Bonds, additional interest expense associated with higher corporate loan balances and a $19.0 million surrender premium we paid to terminate a lease at Friars Bridge Court in order to secure a new tenant for the building prior to its sale and the payment of discretionary bonuses.

Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash used in investing activities totaled $680.3 million for the nine months ended September 30, 2021. We received $472.3 million from the sale of MF seed portfolio and Friars Bridge Court an office building in the United Kingdom. We received $55.0 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds, refinancing and resyndications with our VHH portfolio and a partial redemption of a hedge fund investment. Our share of new loans issued as part of our debt platform were $64.3 million and we received $43.0 million of proceeds from the sale of a portion of existing loans to equity partners and repayments on loans issued. During the nine months ended September 30, 2021 we acquired $876.1 million of consolidated real estate assets including Embassy Gardens an office building in London and multifamily properties in Pacific Northwest and Mountain West region. We spent $101.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $178.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our UK Industrial platform and commingled funds.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $644.8 million for the nine months ended September 30, 2021. The Company received proceeds of $1.8 billion from the issuance of 2029 notes, 2030 notes and 2031 notes and repaid $1,150.0 million of the 2024 notes. We drew $239.3 million on our revolving line of credit and repaid $438.5 million on our revolving line of credit during the nine months ended September 30, 2021. We incurred $31.0 million of debt issuance costs associated with the issuance of the 2029 notes, 2030 notes and 2031 notes. Kennedy Wilson received proceeds of $838.7 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $257.0 million of mortgage debt and $207.0 million on our KWE Bonds. During the nine months ended September 30, 2021, we paid common dividends of $94.0 million and preferred dividends of $12.9 million and we repurchased $45.7 million of our common stock under our share repurchase plan.
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

Contractual Obligations and Commercial Commitments
    At September 30, 2021, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,686.0	$5.8	$705.6	$859.4	$1,115.2
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	—	—	—	—	—
KWE Unsecured bonds(4) (5)	932.8	—	296.4	636.4	—
Total borrowings	5,418.8	5.8	1,002.0	1,495.8	2,915.2
Operating leases	2.5	0.3	1.9	0.3	—
Ground leases(8)	33.1	0.1	0.5	0.5	32.0
Total contractual cash obligations(7)	$5,454.4	$6.2	$1,004.4	$1,496.6	$2,947.2
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $28.8 million; 1-3 years - $310.2 million; 4-5 years - $129.6 million; After 5 years - $102.9 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2021.
(2) Excludes $2.7 million of net unamortized debt premium on mortgage debt.
(3) Excludes $4.0 million of net unamortized debt premium on senior notes.
(4) Excludes $43.8 million of unamortized loan fees.
(5) Excludes $2.2 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $5.9 million; 1-3 years - $991.0 million; 4-5 years - $1,460.3 million; After 5 years - $2,904.8 million.
(7) Table above excludes $166.1 million unfulfilled capital commitments to our unconsolidated and fund investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
Indebtedness and Related Covenants
    The following describes KWH's corporate indebtedness and related covenants.
    Senior Notes Payable
On February 11, 2021, Kennedy-Wilson, Inc., issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 notes and the 2031 notes. On August 23, 2021, Kennedy-Wilson, Inc. issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 notes"). The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 notes, 2030 notes and 2031 notes included in the Company's consolidated balance sheets was $602.0 million, $600.0 million and $602.0 million at September 30, 2021.
    KWE Senior Notes Payable
    As of September 30, 2021, KWE had bonds outstanding ("KWE Bonds") of approximately $295.9 million (based on September 30, 2021 rates) (£219.8 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. On October 11, 2021, KWE redeemed all of the outstanding KWE bonds.
    KWE also has notes outstanding ("KWE Notes") $636.4 million (based on September 30, 2021 rates) (€550 million). The KWE Notes were issued at a discount and have a carrying value of $634.2 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
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

    The Company does not have anything outstanding on the Second A&R Facility with $500.0 million available to be drawn as of September 30, 2021.
    Debt Covenants
    The Second A&R Facility and the indentures governing the 2024 notes, 2029 notes, 2030 notes and 2031 notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Second A&R Facility requires Kennedy Wilson to maintain a minimum consolidated tangible net worth and a specified amount of cash and cash equivalents.
    The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2021, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the 2024 notes, 2029 notes, 2030 notes and 2031 notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson,

Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of September 30, 2021, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, the Company received waivers on certain debt covenants in loan agreements governing a total of $154.8 million or 6% of our consolidated mortgage balance. These mortgages are secured by certain retail and hospitality assets in the United Kingdom and Ireland. All of these loans are non-recourse to the Company and the waivers are through third quarter 2021 and beyond and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to the third quarter of 2021, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. The Company is current on all payments (principal and interest) for its property-level mortgages including the loans discussed above.
    As of September 30, 2021, the Company was in compliance with or had received waivers on all covenant calculations after taking into consideration the waivers discussed above.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. At September 30, 2021, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $137.5 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of September 30, 2021, we had unfulfilled capital commitments totaling $151.1 million to our joint venture investments and $15.0 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $131.4 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2021 dated back through 2017.

	Three Months Ended September 30,
(dollars in millions)	2021	2020	2019	2018	2017
Net income (loss)	$72.5	$(19.7)	$19.4	$12.9	$9.8
Non-GAAP Adjustments
Add back:
Interest expense	45.3	50.8	51.8	55.2	56.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.2	7.5	7.7	7.1	5.5
Depreciation and amortization	39.2	44.3	46.4	51.5	55.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.1	1.7	2.1	3.4	4.3
Provision for (benefit from) from income taxes	30.6	(12.8)	10.2	6.9	(3.7)
Share-based compensation	6.9	7.6	6.3	9.2	9.3
EBITDA attributable to noncontrolling interests	(4.1)	(3.1)	(1.4)	(4.3)	(61.9)
Adjusted EBITDA(1)	$202.7	$76.3	$142.5	$141.9	$75.5

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	2019	2018	2017
Net income (loss)	$292.1	$(64.7)	$162.2	$179.2	$32.6
Non-GAAP Adjustments
Add back:
Interest expense	141.4	150.0	162.8	181.3	158.9
Loss on early extinguishment of debt	38.6	1.3	—	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	28.0	24.7	23.6	18.3	17.0
Depreciation and amortization	125.3	135.1	141.7	158.7	157.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.2	5.2	6.4	10.0	13.0
Provision for (benefit from) from income taxes	98.2	(10.3)	35.1	33.7	0.9
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.1	—	—	—
Share-based compensation	21.9	24.5	23.9	27.9	29.4
EBITDA attributable to noncontrolling interests	(9.2)	(5.8)	(105.7)	(74.1)	(154.0)
Adjusted EBITDA(1)	$740.5	$261.1	$450.0	$535.0	$255.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30,
(Dollars in million)	2021	2020	2019	2018	2017
Net income (loss)	$72.5	$(19.7)	$19.4	$12.9	$9.8
Non-GAAP adjustments:
Add back:
Depreciation and amortization	39.2	44.3	46.4	51.5	55.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.1	1.7	2.1	3.4	4.3
Share-based compensation	6.9	7.6	6.3	9.2	9.3
Preferred dividends	(4.3)	(4.3)	—	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(3.5)	(2.3)	(0.3)	(2.9)	(44.0)
Adjusted Net Income(1)	$111.9	$27.3	$73.9	$74.1	$34.8
\

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	2019	2018	2017
Net income (loss)	$292.1	$(64.7)	$162.2	$179.2	$32.6
Non-GAAP adjustments:
Add back:
Depreciation and amortization	125.3	135.1	141.7	158.7	157.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.2	5.2	6.4	10.0	13.0
Share-based compensation	21.9	24.5	23.9	27.9	29.4
Preferred dividends	(12.9)	(12.9)	—	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(7.1)	(3.1)	(101.4)	(67.6)	(103.7)
Adjusted Net Income(1)	$423.5	$84.1	$232.8	$308.2	$128.5
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$72.5	$143.1	$292.1	$210.8
Add: Provision for income taxes	30.6	—	98.2	—
Less: Income from unconsolidated investments	(143.1)	—	(213.9)	—
Less: (Gain) loss on sale of real estate, net	(15.0)	—	(417.0)	3.1
Add: Interest expense	45.3	11.2	141.4	27.9
Add: Loss on early extinguishment of debt	—	—	38.6	—
Add: Transaction-related expenses	—	—	0.4	—
Less: Other income (loss)	(0.4)	5.0	2.6	12.4
Less: Sale of real estate	—	(15.1)	—	(34.2)
Less: Investment management and property services	(9.7)	(46.3)	(27.1)	(62.0)
Less: Loans and other	(2.4)	—	(6.2)	—
Add: Cost of real estate sold	—	14.4	—	31.4
Add: Commission and marketing	0.1	—	0.7	—
Add: Compensation and related	40.2	—	123.5	—
Add: General and administrative	8.9	—	24.7	—
Add: Depreciation	39.2	1.2	125.3	4.5
Less: Fair value adjustments	—	(78.9)	—	(109.1)
Less: NCI adjustments	(1.6)	—	(4.9)	—
Net Operating Income	$64.6	$34.6	$178.4	$84.8

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(19.7)	$14.9	$(64.7)	$45.0
Less: (Benefit from) provision for income taxes	(12.8)	—	(10.3)	1.0
Less: Income from unconsolidated investments	(14.9)	—	(45.0)	—
Less: (Gain) loss on sale of real estate, net	(4.0)	6.7	(47.7)	7.3
Add: Interest expense	50.8	7.5	150.0	24.8
Add: Loss on early extinguishment of debt	—	—	1.3	—
Add: Transaction-related expenses	0.1	—	0.6	—
Less: Other (income) loss	(0.3)	5.0	(0.2)	9.8
Less: Sale of real estate	—	(0.4)	—	(3.2)
Less: Investment management and property services	(8.9)	1.3	(25.2)	2.5
Less: Loans and other	(1.3)	—	(1.5)	—
Add: Cost of real estate sold	—	0.5	—	4.3
Add: Commission and marketing	0.9	—	2.5	—
Add: Compensation and related	26.3	—	85.1	—
Add: General and administrative	8.6	1.7	26.1	—
Add: Depreciation	44.3	—	135.1	5.1
Less: Fair value adjustments	—	(13.4)	—	(20.1)
Less: NCI adjustments	(1.5)	—	(4.8)	—
Net Operating Income	$67.6	$23.8	$201.3	$76.5

2019	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$19.4	$84.0	$162.2	$131.6
Add: Provision for income taxes	10.2	—	35.1	—
Less: Income from unconsolidated investments	(84.0)	—	(131.6)	—
Less: Gain on sale of real estate, net	(6.3)	(51.1)	(252.4)	(53.5)
Add: Interest expense	51.8	7.7	162.8	23.8
Add: Transaction-related expenses	4.0	—	5.9	—
Less: Other loss	—	2.4	0.6	4.8
Less: Sale of real estate	—	(5.4)	(1.1)	(20.8)
Less: Investment management and property services	(9.6)	(17.6)	(27.3)	(25.0)
Add: Cost of real estate sold	—	5.1	1.2	19.3
Add: Commission and marketing	1.2	—	2.9	—
Add: Compensation and related	35.6	—	107.9	—
Add: General and administrative	8.4	—	30.2	—
Add: Depreciation	46.4	2.1	141.7	6.4
Less: Fair value adjustments	—	(7.4)	—	(30.8)
Less: NCI adjustments	(1.9)	—	(8.0)	—
Net Operating Income	$75.2	$19.8	$230.1	$55.8

2018	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$12.9	$24.0	$179.2	$60.9
Add: Provision for income taxes	6.9	—	33.7	—
Less: Income from unconsolidated investments	(24.0)	—	(60.9)	—
Less: Gain on sale of real estate, net	(39.4)	(0.4)	(304.2)	(2.4)
Add: Interest expense	55.2	7.2	181.3	18.6
Add: Transaction-related expenses	0.4	—	0.6	—
Less: Other (income) loss	(3.4)	(0.5)	(14.6)	1.3
Less: Sale of real estate	(6.5)	(4.7)	(48.7)	(10.9)
Less: Investment management, property services, research	(12.4)	(7.6)	(34.8)	(24.8)
Add: Cost of real estate sold	5.8	4.5	45.6	10.3
Add: Commission and marketing	1.1	—	4.6	—
Add: Compensation and related	38.3	—	122.8	—
Add: General and administrative	11.7	—	36.6	—
Add: Depreciation	51.5	3.5	158.7	10.2
Less: Fair value adjustments	—	(10.1)	—	(20.5)
Less: NCI adjustments	(3.6)	—	(16.0)	—
Net Operating Income	$94.5	$15.9	$283.9	$42.7

2017	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$9.8	$17.6	$32.6	$57.4
Add: (Benefit from) provision for income taxes	(3.7)	—	0.9	—
Less: Income from unconsolidated investments	(12.9)	—	(48.8)	—
Less: Gain on sale of real estate, net	(5.3)	(0.9)	(77.0)	(10.0)
Add: Interest expense	56.8	5.6	158.9	17.2
Add: Transaction-related expenses	1.0	—	2.3	—
Less: Other (income) loss	(8.2)	0.7	(19.6)	2.7
Less: Sale of real estate	(89.8)	(24.1)	(103.4)	(96.8)
Less: Investment management, property services, research	(16.1)	(7.4)	(41.3)	(17.1)
Add: Cost of real estate sold	63.4	15.6	73.7	66.9
Add: Commission and marketing	2.1	—	5.9	—
Add: Compensation and related	35.4	0.3	113.5	0.9
Add: General and administrative	10.8	0.7	30.7	2.6
Add: Depreciation	55.4	4.2	157.2	12.9
Less: Fair value adjustments	—	0.2	—	(0.4)
Less: NCI adjustments	(42.1)	—	(124.4)	—
Net Operating Income	$56.6	$12.5	$161.2	$36.3
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$72.5	$72.5	$(19.7)	$(19.7)
Less: (Provision for) benefit from income taxes	30.6	30.6	(12.8)	(12.8)
Less: Income from unconsolidated investments	(143.1)	(143.1)	(14.9)	(14.9)
Less: Gain on sale of real estate, net	(15.0)	(15.0)	(4.0)	(4.0)
Add: Acquisition-related expenses	—	—	0.1	0.1
Add: Interest expense	45.3	45.3	50.8	50.8
Add: Loss on early extinguishment of debt	—	—	—	—
Less: Other (loss) income	(0.4)	(0.4)	(0.3)	(0.3)
Less: Sale of real estate	—	—	—	—
Less: Investment management, property services and research fees	(9.7)	(9.7)	(8.9)	(8.9)
Less: Loans and other	(2.4)	(2.4)	(1.3)	(1.3)
Add: Rental expenses	32.4	—	33.5	—
Add: Hotel expenses	3.7	—	2.7	—
Add: Cost of real estate sold	—	—	—	—
Add: Commission and marketing	0.1	0.1	0.9	0.9
Add: Compensation and related	40.2	40.2	26.3	26.3
Add: General and administrative	8.9	8.9	8.6	8.6
Add: Depreciation and amortization	39.2	39.2	44.3	44.3
Less: NCI adjustments (1)	(2.9)	(1.6)	(1.4)	(0.7)
Add: Unconsolidated investment adjustments (2)	40.4	29.3	38.5	27.5
Add: Straight-line and above/below market rents	0.5	0.5	(1.4)	(1.4)
Less: Reimbursement of recoverable operating expenses	(6.6)	—	(6.6)	—
Less: Properties bought and sold (3)	(9.8)	(6.2)	(25.6)	(16.1)
Less: Other properties excluded (4)	(13.4)	(5.2)	(6.6)	(1.2)
Other Reconciling Items (5)	(1.5)	(1.1)	(0.2)	(2.4)
Same Property	$109.0	$81.9	$102.0	$74.8

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$45.2	$39.0	$42.3	$35.7
Multifamily Market Rate Portfolio - Same Property	54.2	36.3	50.5	32.6
Multifamily Affordable Portfolio - Same Property	9.6	6.6	9.2	6.5
Same Property	$109.0	$81.9	$102.0	$74.8

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$292.1	$292.1	$(64.7)	$(64.7)
Less: (Provision for) benefit from income taxes	98.2	98.2	(10.3)	(10.3)
Less: Income from unconsolidated investments	(213.9)	(213.9)	(45.0)	(45.0)
Less: Gain on sale of real estate, net	(417.0)	(417.0)	(47.7)	(47.7)
Add: Acquisition-related expenses	0.4	0.4	0.6	0.6
Add: Interest expense	141.4	141.4	150.0	150.0
Add: Loss on early extinguishment of debt	38.6	38.6	1.3	1.3
Less: Other (loss) income	2.6	2.6	(0.2)	(0.2)
Less: Sale of real estate	—	—	—	—
Less: Investment management, property services and research fees	(27.1)	(27.1)	(25.2)	(25.2)
Less: Loans and other	(6.2)	(6.2)	(1.5)	(1.5)
Add: Rental expenses	97.8	—	102.2	—
Add: Hotel expenses	7.8	—	10.9	—
Add: Cost of real estate sold	—	—	—	—
Add: Commission and marketing	0.7	0.7	2.5	2.5
Add: Compensation and related	123.5	123.5	85.1	85.1
Add: General and administrative	24.7	24.7	26.1	26.1
Add: Depreciation and amortization	125.3	125.3	135.1	135.1
Less: NCI adjustments (1)	(6.8)	(3.9)	(4.8)	(2.6)
Add: Unconsolidated investment adjustments (2)	116.4	83.4	115.4	83.5
Add: Straight-line and above/below market rents	8.5	8.5	(8.8)	(8.8)
Less: Reimbursement of recoverable operating expenses	(16.6)	—	(18.3)	—
Less: Properties bought and sold (3)	(46.0)	(30.2)	(70.9)	(48.0)
Less: Other properties excluded (4)	(28.1)	(8.7)	(23.3)	(1.2)
Other Reconciling Items (5)	(2.6)	0.2	(2.4)	(2.2)
Same Property	$313.7	$232.6	$306.1	$226.8

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$130.8	$111.1	$127.5	$107.6
Multifamily Market Rate Portfolio - Same Property	155.6	102.7	152.2	100.7
Multifamily Affordable Portfolio - Same Property	27.3	18.8	26.4	18.5
Same Property	$313.7	$232.6	$306.1	$226.8
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2021, 86% of our consolidated level debt is fixed rate, 5% is floating rate with interest caps and 10% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $4.5 million increase in interest expense or negligible interest expense savings during 2021 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.52% and approximately 1.9 years, respectively, as of September 30, 2021.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2021. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2021. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	As of September 30, 2021
Interest rate sensitive assets
Cash and cash equivalents	$840.8	$—	$—	$—	$—	$—	$840.8	$840.8
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Fixed rate receivables	7.1	—	8.5	0.6	8.7	6.1	31.0	31.0
Average interest rate (1)	—%	—%	6.24%	5.00%	6.87%	6.49%	1.09%	—
Variable rate receivables	16.7	0.9	31.0	34.8	11.2	0.8	95.4	95.4
Average interest rate	4.64%	3.58%	8.58%	5.95%	6.90%	4.84%	34.49%	—
Total	$864.6	$0.9	$39.5	$35.4	$19.9	$6.9	$967.2	$967.2
Weighted average interest rate	0.10%	3.58%	8.07%	5.94%	6.89%	6.30%	3.76%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$325.8	$97.8	$74.8	$69.1	$218.1	$785.6	$748.7
Average interest rate	—%	2.10%	2.96%	3.00%	2.35%	1.79%	2.23%	—
Fixed rate borrowings	10.1	302.8	188.4	79.9	1,121.0	2,931.0	4,633.2	4,717.8
Average interest rate	4.06%	3.97%	2.97%	3.93%	3.41%	4.34%	3.79%	—
Total	$10.1	$628.6	$286.2	$154.7	$1,190.1	$3,149.1	$5,418.8	$5,466.5
Weighted average interest rate	4.06%	3.00%	2.97%	3.48%	3.35%	4.16%	3.56%
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
    Approximately 46% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of September 30, 2021, we have hedged 91% of the gross asset carrying value of our euro denominated investments and 88% of the gross asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $23.1 million or decrease by $23.3 million, respectively. If rates increase or decrease by 10% we would have an increase of $46.1 million and a decrease of $46.6 million, respectively.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
July 1 - July 31, 2021	—	$—	19,194,237	$238,355,975
August 1 - August 31, 2021	550,000	21.39	19,744,237	226,591,725
September 1 - September 30, 2021	610,000	$21.66	20,354,237	213,378,819
Total	1,160,000	$21.53	20,354,237	$213,378,819
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits

Exhibit No.	Description	Location

4.1	Supplemental Indenture No. 2029-2, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed herewith

4.2	Supplemental Indenture No. 2031-2, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed herewith

4.3	Supplemental Indenture No. 2030-1, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 23, 2021.

10.1	Joinder Agreement, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 4, 2021	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)