Form 10-K
period 2021-12-31
Kennedy-Wilson Holdings, Inc.
filed 2022-02-25
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Based on the last sale at the close of business on June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,184,053,671.
The number of shares of common stock outstanding as of February 24, 2022 was 137,874,895.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 9, 2022, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

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

PART I

Item 1.    Business
Company Overview
Kennedy Wilson is a global real estate investment company.  We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom, and Ireland. As of December 31, 2021, we have 220 employees in 12 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain. As of December 31, 2021, we had $21.6 billion in Real Estate Assets under Management" ("AUM"). The real estate that we hold in our global portfolio consists primarily of multifamily apartments (55%) and commercial properties (45%) based on Consolidated NOI and JV NOI. Geographically, we focus on the Western United States (60%), the United Kingdom (18%) and Ireland (19%).

Our investment activities in our Consolidated Portfolio (as defined below) involve ownership of multifamily units, office, retail and industrial space and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of December 31, 2021, our fee-bearing capital was $5.0 billion and we recognized $35.3 million in recurring investment management fees and $117.9 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the year ended December 31, 2021. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.

As of December 31, 2021, the following key metrics of our Consolidated and Co-investments Portfolio are as follows:

	Consolidated	Co-Investments
Multifamily units - market rate	10,460	14,180
Multifamily units - affordable	—	10,725
Office feet square feet (millions)	4.9	7.1
Retail and industrial square feet (millions)	3.4	8.5
Hotels	1	1
Real estate debt - 100% (billions)	$—	$1.7
Real estate debt - KW Share (millions)	$—	$135.2
Revenues (millions)	$407.6	$217.1
NOI (millions)	$255.8	$124.4
AUM (billions)	$9.7	$11.9

In our Co-investments Portfolio, 92% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $669.0 million over the next three years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.

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

The table below highlights some of the Company's key metrics over the past five years:

	Year Ended December 31,
($ in millions, except fee bearing capital which $ in billions)	2021	2020	2019	2018	2017
Revenue	$453.6	$450.9	$569.7	$773.5	$801.8
Net income to Kennedy-Wilson Holdings Inc. common shareholders	313.2	92.9	224.1	150.0	100.5
Basic income per share	2.26	0.66	1.60	1.04	0.83
Dividends declared per share of common stock	0.90	0.88	0.85	0.78	0.70
Adjusted EBITDA(1)	927.9	608.0	728.1	712.7	455.7
% change	52.6%	(16.5)%	2.2%	56.4%	—%
Adjusted Net Income(2)	509.0	306.9	442.5	397.0	242.5
Adjusted Net Income annual increase (decrease)	65.9%	(31.3)%	11.5%	63.7%	—%
Multifamily Occupancy	95.4%	95.2%	94.4%	94.7%	93.8%
% change	0.2%	0.8%	(0.3)%	1.0%	—%
Commercial Occupancy	94.3%	93.4%	93.3%	94.2%	94.2%
% change	1.0%	0.1%	(1.0)%	—%	—%
Consolidated NOI(1)	255.8	262.3	305.2	368.3	242.0
% change	(2.5)%	(14.1)%	(17.1)%	52.2%	—%
JV NOI(1)	124.4	102.5	77.8	55.3	48.1
% change	21.4%	31.7%	40.7%	15.0%	—%
Fee-bearing capital	5.0	3.9	3.0	2.2	1.8
% change	28.2%	30.0%	36.4%	22.2%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

    The table below highlights some of the Company's balance sheet metrics over the past five years:

(In millions)	As of December 31,
	2021	2020	2019	2018	2017
Balance sheet data:
Cash and cash equivalents	$524.8	$965.1	$573.9	$488.0	$351.3
Total assets	7,876.5	7,329.0	7,304.5	7,381.8	7,724.8
Mortgage debt	2,959.8	2,589.8	2,641.0	2,950.3	3,156.6
KW unsecured debt	1,852.3	1,332.2	1,131.7	1,202.0	1,179.4
KWE unsecured bonds	622.8	1,172.5	1,274.2	1,260.5	1,325.9
Kennedy Wilson equity	1,777.6	1,644.5	1,678.7	1,246.7	1,365.6
Noncontrolling interests	26.3	28.2	40.5	184.5	211.9
Total equity	1,803.9	1,672.7	1,719.2	1,431.2	1,577.5
Common shares outstanding	138.0	141.4	151.6	143.2	151.6

The following table shows the historical U.S. federal income tax treatment of the Company’s common stock dividend for the years ended December 31, 2021 through 2017:

	December 31,
	2021	2020	2019	2018	2017
Taxable Dividend	—%	27.14%	10.53%	23.43%	—%
Non-Taxable Return of Capital	100.00%	72.86%	89.47%	76.57%	100.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership of 39% as of December 31, 2021.
     In addition to our two primary business segments, our Corporate segment includes, among other things, our corporate overhead and, prior to the sale of the group in October 2020, our property services group.
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
The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of December 31, 2021 and 2020. This table does not include amounts from our corporate segment such as corporate cash and the KWH Senior Notes.

($ in millions)	December 31, 2021	December 31, 2020
Cash(1)	$362.3	$733.2
Real estate	5,059.8	4,720.5
Accounts receivable and other assets	111.7	146.5
Total Assets	$5,533.8	$5,600.2

Accounts payable	17.4	28.9
Accrued expenses	126.8	184.5
Mortgage debt	2,959.8	2,589.8
KWE bonds	622.8	1,172.5
Total Liabilities	3,726.8	3,975.7

Equity	$1,807.0	$1,624.5
(1)Excludes $162.5 million and $236.4 million as of December 31, 2021 and December 31, 2020 of corporate non-property level cash.
Co-Investments Portfolio
We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value, at our share of the underlying investments as of December 31, 2021 and December 31, 2020. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	December 31, 2021	December 31, 2020
Cash	$103.7	$77.3
Real estate	3,667.9	2,654.4
Loans	143.4	107.1
Accounts receivable and other assets	311.9	205.0
Total Assets	$4,226.9	$3,043.8

Accounts payable and accrued expenses	87.1	64.6
Mortgage debt	2,061.9	1,582.8
Total Liabilities	2,149.0	1,647.4

Equity	$2,077.9	$1,396.4
    Separate accounts
We have several equity partners whereby we act as the general partner and receive investment management fees including acquisition, disposition, financing, construction management and other fees. We also can earn performance allocations if investments exceed certain return hurdles. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these investments. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of December 31, 2021, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds
We currently have three closed end funds that we manage and through which we receive investment management fees and potentially performance allocations. We focus on sourcing investors in the U.S., Europe and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of December 31, 2021, our weighted average ownership interest in the commingled funds that we manage was 12%.
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
As of December 31, 2021, we held investments in 138 multifamily assets that include 10,460 consolidated multifamily apartment units and 14,180 units within our market rate Co-Investment Portfolio and 10,725 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region, which includes Utah, Idaho, Montana, Colorado, Arizona, New Mexico and Nevada and the Pacific Northwest, primarily the greater Seattle area and Portland, Oregon. The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
Our asset management strategy is to install strong property management teams to drive leasing activity and upkeep of the properties. To complement this strategy, we seek to add amenities designed to promote health and wellness, celebrate local and cultural events and enhance the lives of residents living in our communities. We also incorporate spaces for rest and socialization across our global multifamily portfolio, including clubhouses, fitness centers, business suites, outdoor play areas, pools and dog parks. Lastly, we utilize real-time market data and artificial intelligence based applications to ensure we are attaining current market rents.
Multifamily - Affordable Housing
Through our VHH platform we focus on affordable units based on income or age restrictions. With homes reserved for residents that make 50% to 60% of the area’s median income, VHH provides an affordable long-term solution for qualifying working families and active senior citizens, coupled with modern amenities that are a hallmark of our traditional multifamily portfolio. Fundamental to our success is a shared commitment to delivering quality affordable homes and building communities that enrich residents’ lives, including providing programs such as social support groups, after-school programs, transportation assistance, computer training, and wellness classes.
VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. We are entitled to 50% of the operating cash flows from the VHH partnership in addition to any investing distributions we receive from federal tax credits or refinancing activity at the property level.
When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of December 31, 2021, the VHH portfolio includes 8,595 stabilized rental units with another 2,130 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million.  As of December 31, 2021 we have contributed an additional $101.2 million into VHH and have received $240.7 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $157.9 million as of December 31, 2021. We have recorded $160.1 million worth of fair value gains on our investment in VHH including $29.3 million during the year ended December 31, 2021.
Commercial
Our investment approach for office acquisitions differs across our various investment platforms. For our Consolidated Portfolio we look to invest in large high quality properties with high replacement costs. In our separate account portfolios, our partners have certain characteristics that factor into our investment decision, including, without limitation, location, financing (unencumbered properties) or hold periods. In our commingled funds that we manage, we typically look for opportunities that have a value-add component that can benefit from our asset management expertise. We do not typically own high-rise buildings in city centers and we instead look to invest in mid-to-low rise buildings in areas adjacent to city centers and suburban markets. After acquisition, the properties are generally repositioned to enhance market value.

Our industrial portfolio consists mainly of distribution centers located in the United Kingdom, Ireland, Spain and Mountain West regions.
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
As of December 31, 2021, we hold investments in 66 office properties totaling over 12.0 million square feet and 124 retail and industrial properties totaling 11.9 million square feet predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.9 million square feet of office space and 3.4 million square feet of retail and industrial space. Our Co-Investment portfolio has 7.1 million square feet of office space and 8.5 million square feet of retail and industrial space.
Development and redevelopment
We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of December 31, 2021, we are actively developing 2,279 multifamily units, 0.5 million commercial rentable square feet and 150 hotel rooms. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.2 billion (approximately 46% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail on these investments.
Real Estate Debt Investment
We have a global real estate debt investment platform with multiple partners. In July 2021, we announced the expansion of our debt platform to over $3 billion, including the launch of a new European partnership with a global institutional investor to target loans secured by high-quality real estate in the United Kingdom and Europe. Our global debt platform, which includes capital partners across insurance and sovereign wealth, targets loans, across the entire real estate debt capital structure, secured by high-quality real estate located in the United States, United Kingdom and Europe. In our role as asset manager, we earn customary fees under our platform. The current investments in these platforms have been made without the use of any leverage.
As of December 31, 2021, we held interests in 30 loans with an average interest rate of 6.9% per annum and an unpaid principal balance ("UPB") of $1.7 billion (of which our share was a UPB of $135.2 million) located in the Western United States and the United Kingdom and are primarily invested through our Co-investment Portfolio. Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. All of the loans in our global debt platform are performing in line with expectations and making payments as contractually agreed. In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.
Our current loan portfolio is focused on performing loans. However, if market conditions deteriorate, we expect more opportunities to arise in acquiring loan portfolios at a discount to their contractual balance due as a result of deteriorated credit quality of the borrower. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from such investments.
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of December 31, 2021, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will consist of 150 rooms in Kona, Hawaii.
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
This product type also includes our investment in liquid non-real estate investments which include investment funds that hold marketable securities and private equity investments.
As of December 31, 2021, we held 19 investments primarily comprised of 223 residential units/lots and 3,778 acres of land located in Hawaii and the Western United States. As of December 31, 2021, these investments had a Gross Asset Value of $276.7 million and the Company had a weighted average ownership in such of investments of 76%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Fair Value Investments

As of December 31, 2021, $1.8 billion or 92% of our investments in unconsolidated investments (23% of total assets) were held at estimated fair value. As of December 31, 2021, there were cumulative fair value gains of $588.3 million which comprises 33% of the $1.8 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $157.9 million and $142.9 million as of December 31, 2021 and 2020, respectively. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2021, we recognized $331.4 million of fair value gains and performance allocations on unconsolidated investments.

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

Estimated Rates Used For
	Terminal Capitalization Rates	Discount Rates
Multifamily	3.70% — 5.25%	5.35% — 7.40%
Office	4.00% — 7.75%	5.10% — 9.25%
Industrial	3.50% —7.40%	4.40% — 8.40%
Retail	5.00% — 7.00%	7.50% — 9.00%
Hotel	6.00%	8.25%
Residential	N/A	N/A

In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.25% to 4.90%.

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
•Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases, this may lead to significant additional returns, such as a carried interest (where we have partners), based on the performance of the assets.
•Our long-lasting and deep relationships with financial institutions allow us to refinance loans (generally after we implement our value-add initiatives) to reduce interest rates and/or increase borrowings due to property appreciation and thereby obtain cash flow to use for new investments.
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
Competitive Strengths
We have a unique platform from which to execute our investment and investment management strategy. The combination of an investment and investment management platform provides several competitive strengths when compared to other real estate buyers and asset managers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive asset management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment-oriented structure.
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
•Vertically integrated platform for operational enhancement: We have 220 employees in 12 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.
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
•Management's alignment with shareholders: As of December 31, 2021, our directors and executive officers and their respective affiliates owned an aggregate of approximately 15% of the outstanding shares of our common stock. Due to management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Industry Overview

Key Investment Markets

Western United States

In 2021, the U.S. economy experienced a broad economic recovery from the effects felt in 2020 due to the onset of the COVID-19 pandemic. GDP accelerated at a 6.9% annualized pace in the fourth quarter of 2021, and national unemployment improved to 3.9% from 6.7% at the beginning of the year. The real estate transaction market in the U.S. recovered sharply, with transactions reaching a record annual total according to Real Capital Analytics. The US equity markets also experienced a very strong year, supported by stimulus packages, vaccine rollouts, and accommodative Fed policy.

The multifamily sector experienced a strong rebound in 2021, with occupancy and rent levels recovering to above pre-pandemic levels. The pandemic created new domestic migration patterns, which drove many renters to lower cost, more affordable suburban cities throughout the U.S. and outside of city centers. Suburban markets are expected to continue to perform strongly in 2022 due to a number of factors, including the continuing ability to work remotely and renters’ desire for more space. According to CBRE, investment volume in multifamily is expected to increase in 2022, supported by liquid multifamily debt markets and an expected resurgence in foreign capital targeting multifamily assets. Kennedy Wilson's U.S. multifamily portfolio is largely comprised of garden style communities with approximately 88% of our portfolio located in suburban markets. In addition to our meaningful portfolio in the surrounding Seattle region, the Company has shifted its market-rate portfolio to the Mountain states, which now is the largest market-rate region by unit count and primarily consists of its assets in Utah, Idaho, and Nevada.

The outlook for office continued to be impacted by COVID variants and the ability for workers to return to the office in 2021. Office demand ended 2021 on a high note, with net absorption recorded in Q4 of 2021, its first month of positive net absorption since the onset of the pandemic. It is expected that demand for office will continue to improve in 2022, supported by the creation of an estimated 1 million new office-using jobs. Hybrid working arrangements continues to an important factor for many occupiers, as many occupiers focus on energy-efficient workplaces that offer a variety of amenities, new desirable technology, and flexible configurations. Kennedy Wilson's U.S. office portfolio is primarily located in Southern California and the Greater Seattle market. The majority of the U.S. office is owned with partners through the Company’s co-investment segment.

Hawaii
The Hawaiian economy continued to rebound from the impacts of COVID-19. There were an estimated 6.8 million visitors to Hawaii in 2021, an increase of 153% from 2020. The luxury real estate market in Hawaii grew at an unprecedented pace in 2021, with total sales and transactions seeing triple digit growth. The outlook for the continued recovery of the Hawaiian economy in 2022 remains positive, as pent-up travel demand is expected to bring almost 9 million visitors in 2022.

United Kingdom

The U.K. economy showed increased recovery in 2021, despite the continued challenges of withdrawal from the European Union and impact of the COVID-19 global pandemic which resulted in a strict national lockdown during the first half of the year followed by easing of restrictions. The U.K.'s gross domestic product ("GDP") surpassed its February 2020, pre-pandemic level for the first time in November 2021 by 0.7% and saw an annual rise of 7.3% for 2021. Positive signs can also be seen in the U.K. unemployment rate which decreased by 0.4 percentage points quarter-on-quarter to 4.1% as of quarter ended December 31, 2021, just 0.1 percentage points higher than pre-pandemic levels. The labor market has tightened following the end of the U.K. government's furlough program, with a record high of 1.2 million job vacancies in the three months ended December 2021 due to strong demand for labor and limited supply.

U.K. real estate investment volumes finished the year strong with £60 billion invested in 2021, 6% higher than the ten-year average. Foreign and domestic investment were evenly split for the year with domestic investment making up 51% of total investment volume.

Central London office absorption was 9.1 million square feet for 2021, representing an increase of 63% when compared to 2020, though still below the 10-year average by 24%. The creative industries sector was the most active over 2021, accounting for 21% of absorption, followed by banking and finance at 19%. Investment volumes saw a strong end to the year with a total of £3.7 billion invested, across 53 transactions in the fourth quarter of 2021. Capital transactions for the full year totaled £10 billion, significantly higher than the 2020 total of £7.6 billion, with foreign investment making up 62% of the total capital invested.

Southeast office investment volumes reached £4.3 billion in 2021, a 26% increase on the five-year annual average of £3.42 billion. Vacancy of 6.8% at the end of 2021 remains unchanged from the end of 2020 and still below the 10-year average of 7.0%, with new and grade A vacancies sitting at 4.5%.

The industrial and logistics sectors remained the strongest performers, with total investment volumes for 2021 reaching £10.4 billion, breaking the previously established record set in 2020. The occupier market reflected strong demand-supply dynamics with absorption totaling a record-high 55.1 million square feet in 2021, an increase in the long-term annual average by 86%. Whilst online retailers accounted for 35% of take-up third-party logistics, automotive, manufacturing and High Street retail companies all increased the amount of space taken in 2021, demonstrating a wider breadth of demand when compared to recent averages.

The U.K. retail sector saw positive momentum towards recovery in 2021. Outside of restrictions, footfall continued to improve, with retail parks outperforming as a result of their differentiated convenience and purpose-driven tenant mix and yields for prime shopping centers remained stable at 7.75%.

Ireland
Ireland’s economy had the strongest GDP growth across the EU at 16.1% in 2021 and the Organisation for Economic Co-operation and Development is forecasting Ireland to have the highest GDP growth of any major European economy over the next two years.

As of December 31, 2021, Industrial Development Agency total Foreign Direct Investment ("FDI") employment stands at 275,384 with more than 29,000 new jobs created throughout 2021 which is the highest level of Irish employment creation through FDI ever in a single year despite the continued impact of COVID-19.

Real estate investment volumes reached approximately €5.5 billion for 2021, almost doubling the 10-year average of €2.9 billion, a strong figure given the impact of COVID-19 and associated government restrictions during the first half of the year. Demonstrating Ireland’s position as an attractive global real estate market, 67% of investments were from institutional investors, and foreign investors accounted for 68% of the volume.

Dublin office absorption was more than 1.65 million square feet in 2021 with 85% occurring in the second half of the year demonstrating a renewed level of employer confidence in the future of physical offices. Prime headline city center rents remained stable at €57.50 per square foot but are expected to increase over 2022 due to more deal activity.

The Irish multifamily sector remains the dominant investment sector accounting for 41% of all transactions in 2021. Due to a scarcity of core operational assets, forward funded deals accounted for most of the transactions in the market. Prime yields remain stable at 3.60%, as rent collection and occupancy remained strong. As a result of increasing investor interest, PRS yields are expected to be further tightened in 2022.

The retail investment sector is still recovering from the impact of the pandemic, as transactional liquidity improves and more assets are trading. Additionally, online sales volume fell to 4% of total volume from a high of 16% in 2020, signaling a potential return to in-store retail shopping.

Despite the continued impact of the pandemic on the hospitality sector through the first half of 2021, the Irish hotel property market saw higher than expected volume of sales from a diverse group of buyers and transaction types with €383 million spent in 2021. Further improvement is expected with the sale of individual properties as well as some hotel portfolios in 2022. October was an important milestone in the Dublin hotel market as it was the first month in which occupancy surpassed 50% since the first quarter of 2020 and the rate is expected to rise in 2022 as international travel to Dublin is expected to strengthen.
Environmental, Social and Governance (ESG)

Kennedy Wilson’s approach to ESG aligns with its business strategy to maximize the inherent value of our assets and by striving to deliver long-term social, environmental, and economic value across our portfolio and to our key stakeholders. We aim to integrate ESG factors into key business processes, underpinned by a measure, manage, and monitor approach framed by our four ESG pillars most relevant to our business: Optimizing Resources, Creating Great Places, Building Communities and Operating Responsibly. Details of this framework can be found on our corporate website (https://www.kennedywilson.com/corporate-responsibility) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing).

Our Global ESG Committee (“Committee”) oversees the Company’s ESG responsibilities and commitments, including Kennedy Wilson’s ambition to have a positive impact across its business, communities, and stakeholders. The Committee is responsible for formulating and implementing procedures, including setting appropriate global ESG priorities that align across target markets. We focus on the following principles:

•Comply with relevant ESG related laws and regulations, material to our business
•Improve our measure, manage, and monitor programs relating to energy and carbon, water, and waste
•Deliver green buildings and programs emphasizing wellness and communities, through our development and asset management expertise and campus ownership of office and multifamily properties
•Integrate ESG factors into decision-making across the firm, including key investment processes and by ensuring appropriate resources are provided to deliver on our commitments
•Promote equality, diversity and inclusion by providing healthy environments for our employees, stakeholders and building users

It is our intention to manage ESG factors, both opportunities and risks, at the corporate, fund, partnership and individual asset level, with the goal of integrating procedures across all stages of our investment process.

We have in place a robust governance framework. Our policies can be viewed on our corporate website (https://www.kennedywilson.com/corporate-responsibility) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing) and cover guidelines and rules regarding anti-discrimination, anti-harassment, non-retaliation, human trafficking and slavery, fraud prevention, data security and data privacy.

Human Capital Management

Company Overview and Values

We operate as a non-bureaucratic, teamwork-oriented, and nimble organization. We promote an entrepreneurial culture, and at our core, we are powered by a team of focused, high-performance people who thrive on excellence in the workplace and a shared desire to make an impact.

Workplace Diversity

We strive to maintain a diverse corporate culture, celebrating and promoting equality across gender, socio-economic backgrounds, education, and ethnicity. This allows for better representation of different viewpoints, historical perspective and can bring fresh ideas to all levels of the Company. Women hold 27% of the board of director positions. In 2021, we launched the Kennedy Wilson Woman speaker series as a first step in a broader program to advance women in real estate and finance and deepen our industry’s talent pool.

Training and Development

Kennedy Wilson would not exist without our most important asset: our people. We strive to maintain a culture that fosters collaboration and innovation, and we take great pride in building and maintaining a driven, results-oriented workforce.

Our talent development program includes access to formal and informal mentorships, tuition reimbursement, where we are supporting employees who are seeking advanced certificates in areas of specialty that pertain to their role at Kennedy Wilson, and "Lunch and Learn" sessions. These alongside our regular global senior management calls continue to develop our managers to become more effective leaders. A dynamic internship and internal transfer program also helps promote personal development and improves leadership skills across all departments.

Through our annual summer internship program, we continue to find ways to better support our equality, diversity, and inclusion aspirations by building a diverse pipeline of talented individuals in the real estate industry with the intention to introduce our business to those who may not have considered a career in real estate.
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
Within KWE we have utilized three types of contracts to hedge our GBP/EUR exposure: foreign forward currency contracts, a cross currency swap (until its settlement in September 2021) on the KWE Bonds (swapped GBP to EUR) and the KWE Euro Medium Term Notes ("KWE Notes"). The KWE Notes were issued in euros and held by KWE but we have elected to treat the foreign currency movements as a net investment hedge on our euro denominated investments in KWE. The foreign currency movements on these hedge items above are recorded to unrealized foreign currency derivative contract gains/losses within other comprehensive income for GBP/EUR movements. However, when we translate our investment in KWE from USD/GBP the foreign currency movements on these items go through unrealized foreign currency translation gains/losses within other comprehensive income.
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
Employees
As of December 31, 2021, we have 220 employees in 12 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, periods of general economic slowdown, or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. The economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years and expect in the future to be negatively impacted by, periods of economic slowdown or recession, increase in interest rates and corresponding declines in the demand for real estate and related services, within the markets in which we operate. Previous recessions and downturns in the real estate market have resulted in and may result in:

•a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;
•a decline in actual and projected sale prices of our properties, resulting in lower returns on the properties in which we have invested;
•higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans, all of which could increase costs and limit our ability to acquire additional real estate assets; and
•a decrease in the availability of lines of credit and the capital markets and other sources of capital used to grow, operate and maintain our business.

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.” In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock or preferred stock dividends.

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

The profitability of our office and industrial/retail portfolio (which makes up 12.0 million square feet and 11.9 million square feet, respectively, of our total commercial portfolio) depends, in part, on the willingness and ability of customers to visit our tenants' businesses and demand for office space. The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing and other restrictions, could adversely impact tenant’s sales and/or cause the temporary closure or slowdown of our tenants' businesses, and severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations, which may impact our ability to collect owed rents on a timely basis or at all. The short and long term impact of the COVID-19 pandemic on the use of office space is unknown as companies continue to consider the pandemic’s impact on their business and their demand for labor, while, at the same time, considering the space requirements associated with social distancing and the practical implications of pivoting to a work from home environment. A decrease in demand for office space from our current or prospective tenants could adversely affect the profitability of our office and retail portfolio.

The profitability of our hotel properties (which consists of one consolidated hotel and one Co-Investment hotel that is undergoing development) depends, in part, on the willingness and ability of customers to visit these properties The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing measures and travel and other restrictions, could result in a sustained, significant drop in demand for our hotels. The interference with the operations of our hotel properties, including the Shelbourne Hotel in Dublin, resulted in significantly less levels of Net Operating Income from these properties in 2020 and 2021 compared to prior years. It is not currently known when the operations at our hotel properties will return to normalized levels, if at all, once the effects of the pandemic subside. There can also be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.

Moreover, as of December 31, 2021, we hold investments in 35,365 multifamily apartment units across 138 assets primarily located in the Western United States and Ireland. Our Western U.S. multifamily assets are primarily located in the Mountain West region of Utah, Idaho, Montana, Colorado, Arizona, New Mexico and Nevada and in the Pacific Northwest, mostly in suburbs of Seattle and Portland, Oregon. The rest of the Western U.S. portfolio is in Northern and Southern California. Epidemics, pandemics or other outbreaks of an illness, disease or virus could cause our tenants to fail to make rent payments, limit our ability to increase rents or otherwise affect our leases with them and/or cause us to make rent concessions.

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

Epidemics, pandemics or other outbreaks of illness, disease or virus (including COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets and the overall global economy. This slowdown could impact our ability to complete opportunistic and/or planned acquisitions or dispositions of property. Lower levels of transactional activity can also mean lower gains on sales that may have an impact on our financial condition and results of operations. Additionally, the financial impact of the COVID-19 pandemic could impact our future compliance with operational and financial debt covenants contained in the agreements that govern the Second A&R Facility, our 4.750% Senior Notes due 2029 (the "2029 Notes"), 4.750% Senior Notes due 2030 (the "2030 Notes"), and 5.000% Senior Notes due 2031 (the "2031 Notes"), together with the 2029 Notes, 2030 Notes and the 2031 Notes, the "KWI Notes") and the KWE Notes and certain of our property-level non-recourse financings. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in a foreclosure on the underlying assets. In addition, certain of our debt instruments also contain cross-default and/or cross-acceleration provisions, including, but not limited to, the documents governing our KWI Notes and the KWE Notes. Please also see “We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.”

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

Adverse developments in the credit markets and rising interest rates may harm our business, results of operations and financial condition.

The credit markets may experience significant price volatility, dislocations and liquidity disruptions. These circumstances may materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, unavailable, even for companies that are otherwise qualified to obtain financing. Volatility and uncertainty in the credit markets, including increasing interest rates, may negatively impact our ability to access additional financing for our capital needs or refinance or extend our existing debt on favorable terms, if at all. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Disruptions in the credit markets may also adversely affect our business of providing investment management services to our limited partners in our commingled funds and joint venture partners, which would lead to a decrease in the performance allocations we generate.

Additionally, our primary market risk exposure relates to fluctuations in market interest rates on investment mortgages and debt obligations, specifically short-term borrowings. To attempt to minimize our overall cost of debt, we have established an interest rate management policy to maintain a combination of variable and fixed rate debt and as of December 31, 2021, 79% of our consolidated debt was fixed rate, 12% was floating rate with interest caps and 9% was floating rate without interest caps and 51% of our unconsolidated mortgages was fixed rate, 27% was floating rate with interest caps and 22% was floating rate. We also hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations and we have purchased interest rate caps to limit the amount that interest expense can increase with rate increases. However, if there was a 100-basis point increase, during 2021 we would have a $7.4 million increase in interest expense on our current consolidated mortgages and a $6.5 million increase (at our share) in interest expense on our current unconsolidated mortgages. The weighted average strike price on caps and maturity of our variable rate mortgages is 1.91% and approximately 2.5 years, respectively, as of December 31, 2021. If the market interest rates increase, our cash flow and results of operations may be adversely affected and we may need to adjust our interest rate management policy, either or both of which may adversely affect our business, financial condition, liquidity and results of operations.

Inflation may adversely affect our financial condition and results of operations.

An increase in inflation could, among other things, have an adverse impact on our floating rate mortgages and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. During times where inflation is increasing at a greater rate than the increases in rent provided by our leases, our rent levels will not keep up with the costs associated with rising inflation. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. In addition, substantial inflationary pressures could have a negative impact on certain real estate assets, including, without limitation, development projects that do not have guaranteed, or fixed price contracts and real estate assets with long-term leases that do not provide for short-term rent increases. Although we continue to seek investments in markets where we see opportunities for stronger relative growth, including multifamily assets with leases that have an initial term of 12 months or less, and continue to work to manage cost overrun risks for our development and redevelopment projects with detailed architectural plans, guaranteed, or fixed price contracts and close supervision by expert Company executives and personnel, if we are unable to execute our business strategy or if there is a substantial increase in inflation, such circumstances could adversely affect our financial condition, liquidity, results of operations and prospects.

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

As of December 31, 2021, approximately 38% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Italy, 90% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting business abroad carries significant risks, including:

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

When any of our commingled closed-end funds perform poorly, our investment record suffers. As a result, our management fees and performance allocations and our ability to raise additional capital from our partners may be adversely affected. If a fund performs poorly, we will receive little or no performance allocations with regard to the fund and little income or possibly losses from our own principal investment in such fund. As the fair value of underlying investments varies between reporting periods, if we were to have negative performance in a period that causes the amount due to us to be less than the amount previously recognized, this could result in a negative adjustment to performance allocations to the general partner or asset manager. Our fund investors and potential fund investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds' performance. Alternatively, in the face of poor fund performance, investors could demand lower fees or significant fee concessions for existing or future funds which would likewise decrease our revenue or decide not to invest with us.

Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
We have used joint ventures for large real estate investments and developments. We plan to continue to acquire interests in additional joint ventures formed to own or develop real property or interests in real property. Although, we generally serve as the general partner or managing member of such joint venture, we have acquired and may acquire non-controlling interests in joint ventures, and we may, from time-to-time, also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer. Moreover, we cannot be certain that we will continue to identify suitable joint venture partners and form new joint ventures in the future.

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

We conduct operations and own properties in Hawaii. The gross asset value of our investments in Hawaii is $386.5 million and $326.1 million as of December 31, 2021 and 2020, respectively. The success of our investments in Hawaii depends on and is affected by general trends in Hawaii’s economy and real estate market.  Hawaii’s economy largely depends on tourism, which is subject to fluctuation based on a number of factors that we do not control.  In addition, Hawaii has historically been vulnerable to certain natural disaster risks, such as tsunamis, volcanoes, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general.

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

We depend on the capital markets to grow our balance sheet along with third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth.  We currently intend to raise a significant amount of third-party equity and debt to acquire assets in the ordinary course of our business.  We depend on debt financing from a combination of financial institutions, the assumption of existing loans, government agencies and seller financing. We depend on equity financing from equity partners, which include public companies, pension funds, family offices, financial institutions, endowments, sovereign wealth and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future growth of our business.

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

As of December 31, 2021, $1.8 billion, or approximately 92% of our unconsolidated investments and approximately 23% of our total assets, were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

We utilize a mix of independent third party appraisals and discounted cash flows to estimate fair market value. The discounted cash flow models estimate future cash flows (including terminal values) and discount those cash flows back to the current period. Estimating fair values using any valuation methodology is inherently uncertain and involves a significant number of assumptions. Furthermore, any changes in the underlying assumptions for any reason, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows or as a result of the impact to the global economy due to an epidemic, pandemic or other outbreak of an illness, disease or virus (including COVID-19), including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value estimates. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reported earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize.

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

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, including the compliance with any operational or financial covenants, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations. In addition, agreements governing certain of our financings contain cross-default and/or cross-acceleration provisions, including, without limitation, the indentures governing our 2029 Notes, 2030 Notes and 2031 Notes and the documents governing the Second A&R Facility and the KWE Notes. For example, the indenture governing the 2029 Notes, 2030 Notes and 2031 Notes provide that recourse debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lender because of a default and the total amount of such recourse debt unpaid or accelerated exceeds seventy-five million dollars, may constitute a default which could lead to the entire principal amount of the 2029 Notes, 2030 Notes and 2031 Notes to become immediately due and payable. The documents governing the Second A&R Facility and KWE Notes contain similar provisions.

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

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•incur additional indebtedness;
•repay indebtedness (including our 2029 Notes, 2030 Notes and 2031 Notes) prior to stated maturities;
•pay dividends on, redeem or repurchase our stock or make other distributions;
•make acquisitions or investments;
•create or incur liens;
•transfer or sell certain assets or merge or consolidate with or into other companies;
•enter into certain transactions with affiliates; and
•restrict dividends, distributions or other payments from our subsidiaries.

Our unsecured revolving credit facility and the indentures governing our 2029 Notes, 2030 Notes and 2031 Notes, and the KWE Notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant.

As of December 31, 2021, we received waivers on certain debt covenants in loan agreements governing a total of $71.9 million or 2% of our consolidated mortgage balance. These mortgages are secured by certain retail assets in the United Kingdom. All of these loans are non-recourse loans and the waivers are through the end of first quarter 2022 and typically cover interest cover and loan-to-value covenants. We expect to be in compliance with these covenants subsequent to the fourth quarter of 2021, or will seek additional waivers and/or extensions as, and if needed. In the event we are required to seek such additional waivers and/or extensions, we are currently confident that we will be able to secure the same. We are current on all payments (principal and interest) for our consolidated mortgages including the loans discussed above. As of December 31, 2021, we were in compliance with or had received waivers on all financial mortgage debt and unsecured debt covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various real estate investments, which may result in us being obligated to make certain payments.

We have provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $186.0 million at December 31, 2021. The guarantees expire through 2031, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, stopped publishing one week and 2-month U.S. Dollar LIBOR rates after 2021 with remaining U.S. Dollar LIBOR rates ceasing to be published on June 30, 2023. In the United States, the Alternative Reference Rates Committee (the “ARCC”) has confirmed that, in its opinion, the March 5, 2021 announcements by the IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings under ARRC-recommended fallback language and has recommended the Secured Overnight Financing Rate (“SOFR”), plus a recommended spread adjustment as LIBOR’s replacement. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. At this time, however, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, or whether any additional reforms to LIBOR may be enacted in the United Kingdom, the United States or elsewhere. Any changes in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in LIBOR. If a published LIBOR rate is unavailable prior to June 30, 2023, the interest rates on certain of the Company’s debt obligations could change. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had approximately $89.7 million and $108.2 million of federal and California net operating loss carryforwards, respectively, as well as approximately $78.0 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period.  Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply. Federal net operating loss carryforwards generated after December 31, 2017 may be carried forward indefinitely, but they may only be used to offset 80% of taxable income in a given year. Of the $89.7 million of federal net operating loss carryforwards, $30.0 million was generated during 2017, and the remaining balance was generated after December 31, 2017.

As of December 31, 2021, we also had $205.7 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2021, our directors and executive officers and their respective affiliates owned an aggregate of approximately 15% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

We may issue additional equity securities, which may dilute your interest in us.

In order to expand our business, we may consider offering and issuing additional equity or equity-based securities. If we issue and sell additional shares of our common stock, or convertible securities, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE or other exchange on which our securities are listed. However, we may issue and sell shares of our common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership.

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

Item 1B.    Unresolved Staff Comments
None

Item 2.    Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2021:

Consolidated Properties by Region(a)
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	1.9	89%	$49.1	$48.4	91%	13
Europe	5.1	93	128.2	118.5	95	67
Total Commercial	7.0	92%	$177.3	$166.9	94%	80

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,439	95%	$178.3	$178.3	98%	32
Total Multifamily	9,439	95%	$178.3	$178.3	98%	32
(a) Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 14 properties totaling 1.2 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 5 properties totaling 1,021 units.

Consolidated Properties by Region
Residential and Land	Units/Lots	Acres	KW Ownership %	# of Investments
Western U.S.	73	2,708	100%	3
Europe	—	1	100%	1
Total Residential and Land	73	2,708	100%	4

Consolidated Properties by Region
Hotel	Rooms	KW Ownership %	# of Investments
Europe	265	100%	1
Total Hotel	265	100%	1

The following table sets forth a summary schedule of commercial lease expirations for leases in place as of December 31, 2021, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2022	293	1.5	$24.5	14%
2023	103	1.1	28.0	16%
2024	88	0.6	20.3	11%
2025	57	0.6	20.0	11%
2026	73	0.5	19.4	11%
2027	50	0.4	10.5	6%
2028	18	0.2	8.0	5%
2029	32	0.4	19.2	11%
2030	27	0.1	3.7	2%
2031	30	0.4	12.1	7%
Thereafter	56	1.0	11.6	6%
Total	827	6.8	$177.3	100%
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
Holders
As of February 18, 2022, we had approximately 86 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.22 per share for the first three quarters of 2021 and $0.24 per share for the fourth quarter of 2021. We declared and paid quarterly dividends of $0.22 per share each quarters of 2020.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2016 through December 31, 2021, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2021, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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
Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2021	610,265	$22.20	20,964,502	$199,830,469
November 1 - November 30, 2021	472,897	23.15	21,437,399	188,882,633
December 1 - December 31, 2021	564,602	22.78	22,002,001	176,019,980
Total	1,647,764	$22.67	22,002,001	$176,019,980
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2021, the Company repurchased and retired a total of 2.8 million shares of its common stock at a weighted average price of $22.20.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2021 and 2020 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2021 and 2020, total payments for the employees’ tax obligations to the taxing authorities were $20.5 million (967,536 shares withheld) and $11.6 million (571,983 shares withheld), respectively.

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
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2021:

(in millions)	December 31, 2020	Increases	Decreases	December 31, 2021
AUM	$17,569.3	$6,681.3	$2,681.4	$21,569.2
AUM increased 23% to approximately $21.6 billion as of December 31, 2021. The increase is primarily due acquisitions and fair value increases on our Western U.S. multifamily properties and European industrial assets. These were offset by dispositions of non core retail assets and foreign exchange translation losses primarily on Euro denominated assets.
Foreign currency and currency derivative instruments
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion regarding foreign currency and currency derivative instruments.

Item 6.    Reserved

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
Overview

Kennedy Wilson is a global real estate investment company.  We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom, and Ireland. As of December 31, 2021, we have 220 employees in 12 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain. As of December 31, 2021, our AUM stood at $21.6 billion. The real estate that we hold in our global portfolio consists primarily of multifamily apartments (55%) and commercial (45%) based on Consolidated NOI and JV NOI. Geographically, we focus on the Western United States (60%), the United Kingdom (18%) and Ireland (19%).

COVID-19 Impact and Business Update

The following discussion is intended to provide shareholders with certain information regarding the Company's operations and the impact of the COVID-19 pandemic on our business and management’s efforts to respond to the same. The pandemic commenced during the first quarter of 2020 and the duration and magnitude of it still remain uncertain at this time. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of February 16, 2022. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for 2022 and future periods.
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

Liquidity
Kennedy Wilson has a strong financial and capital position to help withstand the potential near-term cash flow impact caused by the COVID-19 pandemic. As of December 31, 2021, we had $524.8 million ($327.3 million of which is in foreign currencies of GBP or EUR) of cash on our consolidated balance sheet and have $425.0 million available to draw on our unsecured revolving credit facility.
As of December 31, 2021, we have 6.1 weighted average years to maturity on our debt obligations. We have limited debt maturities over 2022, which total $197.3 million which are secured by non-recourse property-level financings and represent only 2% of our total outstanding debt obligations. During the year ended December 31, 2021, we closed the following bond offerings: (i) $600 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 Notes”), (ii) $600 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 Notes") and (iii) $600 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 Notes,” and together with the 2029 Notes and 2030 Notes, the “Notes”). During the year ended December 31, 2021, we used the proceeds from these offerings, in addition to cash on hand, to fully redeem our existing 5.875% Senior Notes due 2024 (the "2024 Notes"), repay $438.5 million on our revolving line of credit and fully repay the KWE Bonds due 2022 ("KWE Bonds"). As discussed in further detail in "Liquidity and Capital Resources", our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies.
Investment portfolio and 2021 Rent Collections
Our investment portfolio is diverse both geographically and by product type. In the United States, our portfolio is focused in the western part of the country. In Europe, our portfolio is primarily located in Dublin, Ireland and the United Kingdom.
As of February 16, 2022, we have collected a total of 97% of our share of rents for the year ended December 31, 2021 from our properties in our global investment portfolio. Such collection rates may not be indicative of collections in any future period. As of December 31, 2021, 87% of our share of the total rents that we collect are generated from our global multifamily and office properties. During the year ended December 31, 2021, we identified $14.3 million of receivables and other lease-related assets that are no longer probable of being collected. Accordingly, the Company will account for these leases on a cash basis and recognize rental income to the extent the Company receives cash from the tenants. Of the $14.3 million identified, $12.9 million related to our Consolidated portfolio and was recorded as a reduction of rental income and $1.4 million related to our share of rental income on our Co-Investments portfolio investments and was recorded as a reduction of income from unconsolidated investments. We have, however, received $11.7 million in cash collections relating to previously uncollectible amounts during the year ended December 31, 2021, which we have recorded to rental income. Cash collections are from asset management teams working to collect outstanding receivables from tenants and the receipt of rental relief amounts from various government programs. We intend to continue to work with our tenants and utilize programs available to us to make further cash collections on previously reserved receivables. In addition to the $11.7 million we have collected above we have submitted $2.3 million of claims to rental relief programs that have not yet been approved and have $0.4 million that have been approved for payment but not yet been received. We will record additional rental income when we receive cash from these claims.

Global Multifamily Property Portfolio Rents and Leasing Updates

As of February 16, 2022, we have collected a total of 98% of our share of rents for the year ended December 31, 2021 from our properties in our global multifamily property portfolio. We have benefited from certain of our tenants participating in rent relief or assistance programs available pursuant to certain legislation passed in the United States and other jurisdictions where we hold multifamily assets. Our multifamily tenants typically pay through direct debit transactions, and tenants within our affordable unit portfolio generally receive some assistance from various government programs, which helps enhance our collection efforts. As the COVID-19 pandemic continues, however, some of our multifamily tenants may have difficulty in making rental payments on time, or at all.
Global Commercial Property Portfolio Rents and Leasing Update

As of February 16, 2022, we have collected 99% of our share of rents for the year ended December 31, 2021 from properties in our global office property portfolio, 85% of year ended December 31, 2021 rents from the properties in our global retail property portfolio and 98% of rents from our global industrial property portfolio. As of December 31, 2021, 11% of the total rents that we collect are generated from our global retail portfolio, 30% are generated from our global office portfolio and 1% from our global industrial portfolio.
Global Development and Hotel Update
In our development and redevelopment portfolio we have experienced delays on isolated projects, but we currently do not expect significant cost increases as we have guaranteed, or fixed-rate construction contracts on most of our projects that are currently under construction and for projects that are in early phases we have not had to halt activities because we are mainly in the pre-construction phase and are able to continue progress on projects. Ireland incurred two construction impact lockdowns, the first occurred during the second quarter of 2020 and lasted for six weeks the second lasted for the entirety of the first quarter of 2021, with phased reopening beginning on April 12, 2021. Construction activity was halted during these lockdowns. We expect that this will push out our timeline on development projects, which we were on site, by four to five months but we believe that any associated costs can be covered within our existing contingency plans on the assumption that there are no further extended national lockdowns. We have 65,000 square feet of office space and 89 multifamily units that we currently expect construction to be completed by the end of 2022. We also have three properties consisting of 188,000 square feet of commercial space that are undergoing lease up that we currently expect will be stabilized by the end of 2022. Our VHH portfolio also has 1,147 units that we expect will finish construction or complete lease up by the end of 2022. Please refer to Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives.
    The hospitality industry continues to be significantly impacted due to various travel restrictions in response to the COVID-19 pandemic. We voluntarily closed the Shelbourne Hotel on March 15, 2020 and reopened the hotel on June 29, 2020 when we were permitted to do so under applicable laws and guidelines. Subsequent to the reopening, Ireland experienced multiple lockdowns and was in lockdown for the majority of the first half of 2021. The Shelbourne continues to remain open but we expect continued limited activity at the property due to travel restrictions, as a result of the ongoing COVID-19 pandemic, among other factors. As restrictions have started to be lifted we have seen revenues at The Shelbourne Hotel for the year ended December 31, 2021 increase of 23% as compared to the year ended December 31, 2020 and Consolidated NOI is up due to increased revenues as well as a focus on controlling expenses in the current period.

Results of Operations
The following tables summarize the our results of operations by segment for the years ended December 31, 2021 and 2020 and is intended to be helpful in understanding the year over year explanations following the tables.
Our results of operations for 2019 and 2020 compared to 2019 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.kennedywilson.com.
Statement of Income Presentation

As the Co-Investment business has grown, the Company is updating the presentation of related items in the statements of income for all periods presented as this presentation reflects the prominence of this core part of our business and more closely represents how management evaluates results during an accounting period. The income from unconsolidated investments caption has been expanded to show principal co-investments and performance allocations. Principal co-investments consists of unrealized and realized gains on our Co-Investments including any fair value adjustments as the Company’s share of net income and losses from Co-Investments. Performance allocations relate to special allocations to co-investments the Company manages based on the cumulative performance of the fund or investment and are subject to preferred return thresholds of its limited partners. These captions have been moved above expenses as the Co-Investments business is a significant part of the Company’s business. As the Company has compensation expense and general and administrative expenses relating to the management of this business presenting these amounts before Expenses also provides a better understanding of the nature of those expenses. Based on the foregoing, we have concluded this change in presentation is justified by the circumstances thereby supporting presentation in a different position and in a different manner from our historical presentation.

The Company has reported significant gains on sale of real estate, net in each period presented. Previously, gains on sale of real estate were presented after expenses. These gains contribute to the Company’s compensation and related expenses and accordingly presentation of this significant, recurring component that is directly correlated to expenses should, in management’s view, precede those expenses on the statements of income. Furthermore, the Company accounts for gains on sale of real estate under ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets and we have determined that the updated presentation complies with that standard.

	Year Ended December 31, 2021
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$390.5	$—	$—	$390.5
Hotel	17.1	—	—	17.1
Investment management fees	—	35.3	—	35.3
Property services fees	—	—	2.1	2.1
Loans and other	—	8.6	—	8.6
Total revenue	407.6	43.9	2.1	453.6
Income from unconsolidated investments
Principal co-investments	—	271.1	—	271.1
Performance allocations	—	117.9	—	117.9
Income from unconsolidated investments	—	389.0	—	389.0

Gain on sale of real estate, net	412.7	—	—	412.7
Expenses
Rental	132.7	—	—	132.7
Hotel	12.7	—	—	12.7
Compensation and related	60.4	40.4	33.1	133.9
Share-based compensation	—	—	28.7	28.7
Performance allocation compensation	—	42.0	—	42.0
General and administrative	18.5	8.5	6.3	33.3
Depreciation and amortization	166.3	—	—	166.3
Total expenses	390.6	90.9	68.1	549.6
Interest expense	(119.1)	—	(73.3)	(192.4)
Loss on early extinguishment of debt	(19.2)	—	(26.5)	(45.7)
Other loss	(4.7)	—	(0.3)	(5.0)
Provision for income taxes	(23.0)	—	(103.2)	(126.2)
Net income (loss)	263.7	342.0	(269.3)	336.4
Net income attributable to the noncontrolling interests	(6.0)	—	—	(6.0)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	257.7	342.0	(286.5)	313.2
Add back (less):
Interest expense	119.1	—	73.3	192.4
Loss on early extinguishment of debt	19.2	—	26.5	45.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	40.2	—	40.2
Depreciation and amortization	166.3	—	—	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	5.3	—	5.3
Provision for income taxes	23.0	—	103.2	126.2
Fees eliminated in consolidation	(0.5)	0.5	—	—
Share-based compensation	—	—	28.7	28.7
Preferred dividends and accretion of preferred stock issuance costs	—	—	17.2	17.2
EBITDA adjustments attributable to noncontrolling interests(2)	(7.3)	—	—	(7.3)
Adjusted EBITDA(1)	$577.5	$388.0	$(37.6)	$927.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2020
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$403.9	$—	$—	$403.9
Hotel	13.9	—	—	13.9
Investment management fees	—	22.5	—	22.5
Property services fees	—	—	10.6	10.6
Loans and other	—	3.1	—	3.1
Total revenue	417.8	25.6	10.6	454.0
Income from unconsolidated investments
Principal co-investments	—	78.3	—	78.3
Performance allocations	—	2.7	—	2.7
Income from unconsolidated investments	—	81.0	—	81.0

Gain on sale of real estate, net	338.0	—	—	338.0
Expenses
Rental	135.7	—	—	135.7
Hotel	13.8	—	—	13.8
Compensation and related	59.7	20.8	31.4	111.9
Share-based compensation	—	—	32.3	32.3
Performance allocation compensation	—	0.2	—	0.2
General and administrative	20.6	5.9	8.1	34.6
Depreciation and amortization	179.6	—	—	179.6
Total expenses	409.4	26.9	71.8	508.1
Interest expense	(132.4)	—	(69.5)	(201.9)
Loss on early extinguishment of debt	(9.3)	—	—	(9.3)
Other loss	(1.4)	—	(0.9)	(2.3)
Provision for income taxes	(18.4)	—	(25.2)	(43.6)
Net income (loss)	184.9	79.7	(156.8)	107.8
Net loss attributable to the noncontrolling interests	2.3	—	—	2.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	187.2	79.7	(174.0)	92.9
Add back (less):
Interest expense	132.4	—	69.5	201.9
Loss on early extinguishment of debt	9.3	—	—	9.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	33.0	—	33.0
Depreciation and amortization	179.6	—	—	179.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	6.9	—	6.9
Provision for income taxes	18.4	—	25.2	43.6
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.1	—	1.1
Fees eliminated in consolidation	(1.1)	1.1	—	—
Share-based compensation	—	—	32.3	32.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	17.2	17.2
EBITDA adjustments attributable to noncontrolling interests(2)	(9.8)	—	—	(9.8)
Adjusted EBITDA(1)	$516.0	$121.8	$(29.8)	$608.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Financial Highlights
GAAP net income to common shareholders was $313.2 million and $92.9 million for the years ended December 31, 2021 and 2020, respectively.
Adjusted EBITDA was $927.9 million for the year ended December 31, 2021, a 51% increase from $608.0 million for 2020. The increase in GAAP net income to common shareholders and Adjusted EBITDA is due to higher gains on sale of real estate and fair value increases on our Co-Investment assets offset by losses on early extinguishment of debt during the year ended December 31, 2021 as compared to the prior period.
Operational Highlights
Same store property highlights for the year ended December 31, 2021 include:
•For our 12,770 same property multifamily units for the year ended December 31, 2021 as compared to the prior period:
◦occupancy increased 1% to 95%
◦net operating income increased 5%
◦total revenues increased 4%
•For our 4.1 million square feet of same property office real estate for the year ended December 31, 2021 as compared to the prior period:
◦occupancy remained flat at 95% from the same period in 2020
◦net operating income increased 6%
◦total revenues increased 6%
•Investment Transactions
◦acquired $2.9 billion of assets (our share of which was $1.4 billion) and sold $1.5 billion of assets (our share of which was $811.9 million)
◦originated $1.2 billion of loans (our share of which was $94.3 million) and had $253.1 million of loans that were repaid (our share of which was $35.1 million)
•Significant Transactions
•We recorded significant fair value gains and performance allocation accruals (aggregate of $331.4 million) in the current period primarily due to the increase in value of our United States multifamily portfolio and European industrial portfolio. We have recently observed material rental rate increases for new leases and renewals in our US multifamily portfolio which has increased the NOI at the properties. We have also observed (both from recent transactions that we have entered into and third party transactional market data) significant cap rate compression of US multifamily assets and industrial assets in our markets which also contributed to the fair value gains that we recorded during the period.
•On June 25, 2021, the Company and a global institutional investor partner launched a new joint venture with respect to core-plus multifamily properties located in the Western United States (the “JV”). The JV commenced with the partner purchasing a 49% ownership stake in nine multifamily assets (2,809 units) previously wholly-owned by us and valued at approximately $800 million (the “MF seed portfolio”). The sale of the 49% ownership interest in the seed portfolio to its partner generated cash to the Company of $167 million. We do not control the JV, which led to the deconsolidation of our retained 51% interest resulting in a gain on sale of real estate in accordance with U.S. GAAP of $332.0 million. The gain is due to the sale of the 49% interest to our partner and the recording of our retained 51% interest in the remaining unconsolidated investments at the fair value established by the transaction. We earn customary asset management fees from our equity partner and will treat our retained interest as a fair value unconsolidated investment going forward.
•During the year ended December 31, 2021, we also sold Friars Bridge Court a wholly-owned office property in the United Kingdom for a gain on sale of real estate of $73.9 million.
•We issued $1.8 billion in new senior notes and retired previous outstanding senior notes and KWE Bonds and repaid $438.5 million on our revolving line of credit. These transactions extended the weighted average maturity of our debt to 6.1 years and lowered our weighted average interest expense to 3.5% from 4.1 years and 3.7% at December 31, 2020. We recognized a loss of $42.8 million due to the extinguishment of the 2024 Notes and KWE Bonds during the year ended December 31, 2021.
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

	Year Ended December 31, 2021
	Consolidated		Co-Investment		Total
Revenues	$0.8	—%	$(0.4)	—%	$0.4	—%
Net Income	(0.1)	—%	(2.4)	(1)%	(2.5)	(1)%
Adjusted EBITDA	1.0	—%	(3.0)	—%	(2.0)	—%

	Year Ended December 31, 2020
	Consolidated		Co-Investment		Total
Revenues	$(5.5)	(1)%	$0.1	—%	$(5.4)	(1)%
Net Income	(0.8)	(1)%	1.5	2%	0.7	1%
Adjusted EBITDA	(5.8)	(1)%	1.6	—%	(4.2)	(1)%

Rental income was $390.5 million for the year ended December 31, 2021 as compared to $403.9 million for 2020. The $13.4 million decrease is primarily due to the deconsolidation of the MF seed portfolio in the second quarter 2021 which led to a $26.3 million decrease in rental income. We still own 51% of the MF seed portfolio but rental income amounts are now in principal co-investments within income from unconsolidated investments. We also had a $7.7 million write-off of lease related assets related to the termination of a lease at Friars Bridge Court prior to its sale as discussed above. These decreases were offset by multifamily acquisitions in the Mountain States and office acquisitions in the United Kingdom completed during the period. Additionally, we had a $12.9 million reduction to rental income for the year ended December 31, 2021 as we assessed the full collection of these rents as improbable. In the previous year, we had a $13.5 million reduction to rental income relating to improbable rent collections. Both periods were driven by the impact of COVID-19 pandemic. The reduction was offset by the cash collection of $11.7 million we received during the year ended December 31, 2021 on previously reserved receivables which increased rental income with no comparable activity in the prior period. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties. We had 11% growth in rental income for our same store properties in the fourth quarter 2021 and expect this trend to continue into 2022 as tenants trade out apartments as COVID-19 restrictions and concerns start to abate.

Hotel income was $17.1 million for the year ended December 31, 2021 as compared to $13.9 million for 2020. The $3.2 million increase is primarily due to improved operations of the Shelbourne Hotel during the year ended December 31, 2021 as Ireland COVID restrictions have eased.

Gain on sale of real estate, net was $412.7 million for the year ended December 31, 2021 as compared to $338.0 million in the prior period. The gains recognized during the year ended December 31, 2021 relates to the sale of a 49% interest in and resulting deconsolidation of the assets that made up the MF seed portfolio and the sale of Friars Bridge Court, an office building in the United Kingdom.  For the year ended December 31, 2020, gains on sale of real estate, net primarily relate to the sale of certain consolidated UK industrial assets to the European Industrial JV, the Club Palisades multifamily property in the Western United States, Baggot Plaza in Dublin, Ireland, Pioneer Point a multifamily property in the United Kingdom and certain other non-core assets in Europe. Included in the gains on sale of real estate, net for December 31, 2021 is an impairment loss of $20.9 million on two retail properties in the United Kingdom and a residential property in the Western United States. For the year ended December 31, 2020 an impairment loss of $15.6 million on five retail properties in the United Kingdom and a residential property in the Western United States was recorded in gains on the sale of real estate, net.
Rental expenses decreased to $132.7 million for the year ended December 31, 2021 as compared to $135.7 million for the year ended December 31, 2020. The decrease is due to the Company being a net seller of assets in the prior period which has led to a decrease in assets in the Consolidated portfolio and lower rental expenses.
Hotel expenses decreased to $12.7 million for the year ended December 31, 2021 as compared to $13.8 million for the year ended December 31, 2020 primarily due to a focus on controlling costs in the current period due to periods of limited operations at The Shelbourne Hotel.

Compensation expense increased to $60.4 million for the year ended December 31, 2021 as compared to $59.7 million for the year ended December 31, 2020 primarily due to higher discretionary compensation expense.
General and administrative expenses decreased to $18.5 million for year the ended December 31, 2021 as compared to $20.6 million for the year ended December 31, 2020 due to there being fewer transactions in the Consolidated portfolio, resulting in lower overhead costs.
Depreciation and amortization decreased by $13.3 million. The decrease is primarily due to the Company being a net seller of consolidated assets in the prior year as discussed above. This decrease was offset by a $2.5 million increase relating to the write off of leasing commissions to depreciation expense from the termination of a lease with a tenant at Friars Bridge Court.

Interest expense was $192.4 million for the year ended December 31, 2021 as compared to $201.9 million for the year ended December 31, 2020. The decrease is due to the decrease in consolidated property level debt resulting from the sale of assets and the payoff of the KWE Bonds.

Loss on early extinguishment of debt was $19.2 million for the year ended December 31, 2021 as compared to $9.3 million in the same period in 2020. We incurred a $16.3 million loss associated with the redemption of the KWE Bonds and the remainder related to prepayment penalties on the refinance of three multifamily property level mortgages. We also incurred a loss associated with the partial tender offer and subsequent redemption of the total balance of the 2024 Notes during the year ended December 31, 2021 as explained in the description of the "Corporate" segment below. For the year ended December 31, 2020 we had loan prepayments on the sale of assets of $9.3 million.

Co-Investment Portfolio Segment
Investment Management
On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the year ended December 31, 2021, fees recorded through revenues were $35.3 million as compared to $22.5 million for the same period in 2020. During the year ended December 31, 2021 we had higher base management fees as a result of having more assets under management in our Co-Investment portfolio mainly from bringing in additional investors into our Europe Fund, new assets under management in our Europe Industrial JV and MF seed portfolio separate accounts and additional assets under management in our global real estate debt platform. Performance allocations are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $8.6 million for the year ended December 31, 2021 as compared to $3.1 million for the same period in 2020. These amounts represent interest income on our share of loans within our global real estate debt platform and the increase is due to the growth of the platform over the last year.
Expenses increased to $90.9 million for the year ended December 31, 2021 as compared to $26.9 million primarily due to accrued performance allocation compensation to employees relating to an increase in performance allocations on Co-Investments and higher discretionary compensation expenses.
Co-investment operations

In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any performance allocations relating to our management of these properties for the year ended December 31, 2021 and the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020
Revenue
Rental	$177.6	$148.1
Sale of real estate	39.5	11.5
Total revenue	217.1	159.6

Fair Value/other adjustments	210.6	43.9
Loss on sale of real estate, net	(3.1)	(11.5)
Performance allocations	117.9	2.6

Expenses
Rental	53.2	45.6
Cost of real estate sold	36.8	13.3
Depreciation and amortization	5.6	6.9
Total expenses	95.6	65.8
Interest expense	(40.0)	(33.1)
Other loss	(17.9)	(13.7)
Provision for income taxes	—	(1.0)
Income from unconsolidated investments	$389.0	$81.0
Our share of JV NOI (rental income net of rental operating expenses) increased in the current period due to new acquisitions as well as the sale of interests in previously consolidated properties into unconsolidated partnerships resulting in moving the recognition of income from these assets from our Consolidated portfolio to our Co-Investment portfolio as described above. During the year ended December 31, 2020, we received a surrender premium, which is a breakage fee we received from a tenant in the United Kingdom related to the early extinguishment of its lease and we experienced an increase in NOI in our VHH portfolio. Increases in JV NOI were offset by an impairment loss recorded in the third quarter of 2020 included in the table above within loss on sale of real estate of $6.7 million relating to a property in a retail portfolio in the United Kingdom that was subsequently sold during 2020, we took an additional impairment loss of $4.2 million in the fourth quarter 2020 on this portfolio that brought the carrying value of this joint venture to zero.
During the year ended December 31, 2021, we had higher fair values primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in our market rate fair value multifamily assets in the Western United States and industrial assets in Europe. The cap rate compression was supported by recent transactions entered into by the Company, appraisals, as well as third party transactional and market data. NOI increases and cap rate compression both led to the increase in fair values. We also had fair value gains due to resyndications and cap rate compression in our VHH portfolio and fair value increases in our retained unconsolidated investment interest in the Zonda business from Meyers Research after our sale of that business in 2018.
During the year ended December 31, 2020, we had fair value gains on VHH primarily relating to conversions of development projects to operating properties as construction work was completed and lease up of the properties commenced. We also had fair value gains associated with the completion of Clancy Quay Phase 3 which is currently undergoing lease up and net foreign exchange gains relating to the strengthening of the euro against the U.S. dollar on our euro denominated fair value investments.
During the year ended December 31, 2021, we recorded a net $117.9 million increase in the accrual for performance allocations relating to our commingled funds and separate account investments. The increase in the accrual is due to higher fair values on market rate multifamily properties as discussed above and European Industrial JV assets in commingled funds and separate account investments that we manage. We had $9.6 million of realized promote collected during the year ended December 31, 2021 from a separate account that held office properties in the Seattle area that fully disposed of all its assets in the third quarter 2021. During the year ended December 31, 2020, we recorded a net $2.6 million increase in the accrual for performance allocations. This was mainly due to increased values in the AXA joint venture primarily due to the completion of Clancy Quay Phase 3 as further discussed above and a portfolio of office buildings we manage in the Seattle area. These increases were offset by reductions in accrued performance allocations associated Fund V and VI due to lack of transactional activity for the period.

Corporate
Property services fees decreased to $2.1 million during the year ended December 31, 2021 as compared to $10.6 million for December 31, 2020, due to the sale of the Property Services group in October 2020. The Company still maintains its estate sales and marketing business which generates certain real estate related services activity.

Expenses for the year ended December 31, 2021 were approximately $68.1 million as compared to $71.8 million for the year ended December 31, 2020 the decrease is due to lower general and administration expenses from the sale of the Property Services group in the prior period and lower share-based compensation expense in the current period. This amount includes any accrued amounts for grants made to our non-named executive officer employees under our Deferred Compensation Plan as discussed in this report.
Interest expense was $73.3 million for the year ended December 31, 2021 as compared to $69.5 million for the same period in 2020. The increase is due to higher corporate debt balances for the year ended December 31, 2021 primarily from the 2030 Notes issuance which a portion of was used to repay the KWE Notes. Interest expense associated with the KWE Notes was part of the Consolidated segment which had lower interest expense for the year ended December 31, 2021.
The $26.5 million loss on the early extinguishment of debt is due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the prior period.
Our provision for income taxes was $126.2 million for the year ended December 31, 2021 as compared to an income tax provision of $43.6 million for the year ended December 31, 2020. The increase in income tax expense is primarily attributable to a $311.1 million increase in worldwide pre-tax book income in 2021 as compared to the same period in the prior year. Our effective tax rate for December 31, 2021 was 27.3% as compared to an effective tax rate of 28.8% in 2020. The effective tax rate for 2021 exceeds the statutory tax rate due to non-deductible executive compensation, certain foreign taxes which are not creditable in the United States, and disallowed interest deductions in the United Kingdom. The effective tax rate for 2020 exceeds the statutory tax rate due to non-deductible executive compensation, an increased in valuation allowances against deferred tax assets, and disallowed interest deductions in the United Kingdom.
Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$313.2	$92.9
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(57.5)	65.8
Amounts reclassified out of accumulated other comprehensive loss during the period	2.2	0.8
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	56.2	(37.8)
Unrealized gain (loss) on interest rate swaps	3.2	(5.2)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$317.3	$116.5
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2021 and 2020 as compared to the U.S. Dollar:

	Year Ended December 31,
	2021	2020
Euro	(6.9)%	9.0%
GBP	(1.1)%	3.0%
Comprehensive income, net of taxes and noncontrolling interests, for the year ended December 31, 2021 and 2020 was $317.3 million and $116.5 million, respectively. The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from the reversal of prior losses as the contracts get closer to their maturity date.

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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. As of December 31, 2021, we and our consolidated subsidiaries had approximately $524.8 million ($327.3 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets was $103.7 million and we had $425.0 million of availability under lines of credit. As of December 31, 2021, we have $24.2 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. Under the KWE Notes covenants, we have to maintain certain interest coverage and leverage ratios to remain in compliance (see "Indebtedness and Related Covenants" for more detail on KWE Notes). Due to these covenants, we evaluate the tax and covenant implications before we distribute cash, which could impact the availability of funds at the corporate level.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Please also see the section titled “COVID-19 Impact” above and Part I. Item 1A Risk Factors.
Development and redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets.  As of December 31, 2021 we have 2,279 multifamily units, 0.5 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion the estimated share of the Company's total cost would be approximately $1.2 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  As of December 31, 2021, we have incurred $550.0 million of costs to date and expect to spend an additional $669.0 million to develop to completion or complete the entitlement process on these projects. Of the $669.0 million of remaining costs to complete we currently expect $285.0 million of it to be funded through cash from us over the life of the projects. This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
In addition to the market rate development and redevelopment projects described above, we have 2,130 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion we expect to receive $24.6 million in cash from paid developer fees and proceeds from the sale of tax credits.

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
The table below describes the market rate development or redevelopment projects that the Company is undergoing or considering, and excludes the affordable and/or age-restricted multifamily units that it is developing in its VHH platform and its residential investments ($ in millions).

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(4)	KW Est. Costs to Complete(2)

Ireland(3)	Office	Kildare(5)	Under Construction	2022	65,000	—	$63	$53	$10
Mountain West	Multifamily	RiverPointe(5)	Under Construction	2022	—	89	23	12	11
Nor California	Multifamily	38[o] North Phase II(5)	Under Construction	2023	—	172	73	7	66
Mountain West	Multifamily	Dovetail(5)	Under Construction	2023	—	240	56	10	46
Mountain West	Multifamily	Oxbow	Under Construction	2023	—	268	41	6	35
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	395,000	—	168	77	91
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	—	471	125	91	34
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	7,000	287	70	36	34
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	—	150	342	210	132
Pacific Northwest	Multifamily	Two10	Under Construction	2023	—	210	60	7	53
Ireland(3)	Mixed-Use	The Cornerstone (formerly "Leisureplex")(5)	Under Construction	2024	20,000	232	71	21	50
So. California	Multifamily	University Glen Phase II(5)	Planning Received	2024	—	310	109	2	107
Mountain West	Multifamily	Bend	In Planning	TBD	—	TBD	TBD	18	TBD
	Total				487,000	2,429	1,201	$550	$669
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2021. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. We expect to fund $285 million of our share of remaining costs to complete with cash over the life of these projects. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Estimated foreign exchange rates are €0.88 = $1 USD and £0.74 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio Segment
(6) Included in Co-Investment Portfolio Segment

Unstabilized and Value Add Capital Expenditure Programs

We currently have eight assets that comprise 0.9 million commercial square feet that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $44.1 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized ($ in millions):

Property	Location	Type	KW Ownership	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)
2022
Hanover Quay	Ireland(2)	Office	60%	1	69,000	—%	$2.5
Stockley Park	United Kingdom(2)	Office	100%	1	54,000	—	0.2
Maidenhead	United Kingdom(2)	Office	100%	1	65,000	—	0.1
	2022 Subtotal			3	188,000	—%	2.8
2023
The Oaks	Southern California	Office	100%	1	357,000	59%	10.9
136 El Camino	Southern California	Office	100%	1	30,000	—	8.9
Hamilton Landing H7	Northern California	Office	100%	1	61,000	—	5.8
Various	United Kingdom(2)	Office	100%	2	281,000	34	15.7
	2023 Subtotal			5	729,000	42%	41.3

	Total Lease-Up			8	917,000	33%	$44.1

Note: The table above excludes minority-interest investments and four wholly-owned assets expected to sell, totaling 333 units, 1.4 million commercial sq. ft., and KW Gross Asset Value of $131.9 million.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2021. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.88 = $1 USD and £0.74 = $1 USD, related to NOI.

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

Other Items
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2021, we had $176.0 million remaining under the plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2021, 2020 and 2019 the Company recognized $11.7 million, $6.4 million and $3.6 million, respectively, under the Deferred Cash Bonus Program.

The Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vest ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation.

The Company also recently implemented a global employee co-investment program (the “Co-Investment Program”). The named executive officers are not participants of the Co-Investment Program. Under the Co-Investment Program, certain employees are provided the opportunity to invest alongside the Company in its investments (in all future investments and certain recently acquired transactions). The amount of funds that the employees, as a group, can invest in the Company’s investments is capped at 1.5% of the Company’s equity. Participants in the Co-Investment Program will make commitments to the program every year. Generally (with limited exceptions), participants in the Co-Investment Program will invest in every investment made by the Company (investments that such employee has an active role in acquiring and managing) in the applicable year.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Net cash used in operating activities	$(30.3)	$(12.6)	$(19.5)
Net cash (used in) provided by investing activities	(1,038.0)	590.8	182.3
Net cash provided by (used in) financing activities	632.0	(206.6)	(85.8)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  For the years ended December 31, 2021, 2020 and 2019, cash flows used by operations were $30.3 million, $12.6 million and $19.5 million, respectively.
The increase in cash used in operations was primarily due to premiums paid on the early redemption of 2024 Notes and KWE Bonds, additional interest expense associated with higher corporate loan balances and a $19.0 million surrender premium we paid to terminate a lease at Friars Bridge Court in order to secure a new tenant for the building prior to its sale and the payment of discretionary bonuses. These were offset by higher operating distributions from our Co-Investment portfolio.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our co-investments.
Year Ended December 31, 2021
Net cash used in investing activities totaled $1,038.0 million for the year ended December 31, 2021. We received $486.4 million primarily from the sale of the MF seed portfolio and Friars Bridge Court an office building in the United Kingdom. We received $82.8 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds, refinancing and resyndications with our VHH portfolio and a partial redemption of a hedge fund investment. Our share of new loans issued as part of our debt platform were $83.4 million and we received $58.1 million of proceeds from the sale of a portion of existing loans to equity partners and repayments on loans issued. During the current period we acquired $1,131.8 million of consolidated real estate assets including Embassy Gardens an office building in London and multifamily properties in Pacific Northwest and Mountain West region. We spent $139.2 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add on our operating properties. We also contributed $280.8 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial JV platform and commingled funds. The settlement of foreign currency derivatives was $30.1 million during the year ended December 31, 2021 primarily due to the cross currency swap on the KWE Bonds.
Year Ended December 31, 2020
Net cash provided by investing activities totaled $590.8 million for the year ended December 31, 2020. During the year ended December 31, 2020, we spent $70.1 million on acquisitions of consolidated real estate and $194.1 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add properties. We received $827.8 million from the sale of industrial assets in the United Kingdom to the European Industrial JV, Baggot Plaza in Dublin, Club Palisades, a multifamily property in the Western United States, and non-core assets in Europe. Issuance of new loan investments were $88.6 million during the year ended December 31, 2020. We had $34.1 million of collections on loans primarily from the sale of a loan in Dublin secured by a multifamily property. We received $177.5 million in investing distributions from our co-investments primarily from the sale of an additional 30% interest of three multifamily properties to AXA as part of our separate account platform. We also contributed $111.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on our commingled funds and investments undergoing development. The settlement of foreign currency derivatives netted $15.5 million during the year ended December 31, 2020.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.
Year Ended December 31, 2021
Net cash provided by financing activities totaled $632.0 million for the year ended December 31, 2021. The Company received proceeds of $1,804.3 million from the issuance of 2029 notes, 2030 notes and 2031 notes and repaid $1,150.0 million of the 2024 notes. We drew $314.3 million on our revolving line of credit and repaid $438.5 million on our revolving line of credit during the year ended December 31, 2021. We incurred $35.6 million of debt issuance costs associated with the issuance of the 2029 notes, 2030 notes and 2031 notes. Kennedy Wilson received proceeds of $1,144.9 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $268.2 million of mortgage debt and $504.4 million on our KWE Bonds. During the year ended December 31, 2021, we paid common dividends of $123.5 million and preferred dividends of $17.2 million and we repurchased $83.2 million of our common stock under our share repurchase plan.
Year Ended December 31, 2020
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

Contractual Obligations and Commercial Commitments
At December 31, 2021, Kennedy Wilson's contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)	$2,974.9	$17.4	$1,371.0	$725.9	$860.6
Senior notes(3)	1,800.0	—	—	—	1,800.0
Credit facility	75.0	—	75.0	—	—
KWE unsecured bonds(5)	626.2	—	626.2	—	—
Total borrowings(4)	5,476.1	17.4	2,072.2	725.9	2,660.6
Operating leases	2.3	1.3	0.9	0.1	—
Ground leases(8)	33.2	0.3	0.5	0.5	31.9
Total contractual cash obligations(6)(7)	$5,511.6	$19.0	$2,073.6	$726.5	$2,692.5
(1)See Notes 7-9 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $113.6 million; 1-3 years - $287.0 million; 4-5 years - $83.9 million; After 5 years - $67.2 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2021.
(2) Excludes $2.5 million net unamortized debt premium on mortgage debt.
(3) Excludes $3.9 million unamortized debt discount on senior notes.
(4) Excludes $45.8 million of unamortized loan fees.
(5) Excludes $2.1 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $18.2 million; 1-3 years - $2,024.2 million; 4-5 years - $722.2 million; After 5 years - $2,655.2 million.
(7) Table above excludes $113.7 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.

Indebtedness and Related Covenants
The following describes certain indebtedness and related covenants.
Senior Notes Payable
On February 11, 2021, Kennedy-Wilson, Inc., issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 notes and the 2031 notes. On August 23, 2021, Kennedy-Wilson, Inc. issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 notes" and, together with the 2029 notes, the 2031 notes and the additional notes, the "notes"). The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The total amount of the 2029 notes, 2030 notes and 2031 notes included in the Company's consolidated balance sheets was $1.8 billion at December 31, 2021.
    KWE Senior Notes Payable
KWE has $625.4 million (based on December 31, 2021 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $624.1 million, have an annual fixed coupon of 3.25%, and mature in 2025.
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
The Company has $75.0 million outstanding on the A&R Facility on December 31, 2021 with $425.0 million available to be drawn under the revolving credit facility.
Debt Covenants
The Second A&R Facility and the indentures governing the notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Second A&R Facility requires Kennedy Wilson to maintain a minimum consolidated tangible net worth and a specified amount of cash and cash equivalents.
The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of December 31, 2021, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than

125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of December 31, 2021, the Company was in compliance with these covenants.
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments. In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions. Please also see Part I. Item 1A Risk Factors. As of December 31, 2021, the Company received waivers on certain debt covenants on a loan agreement governing a total of $71.9 million or 2% of our consolidated mortgage balance. The mortgage is secured by a retail shopping center in the United Kingdom. The loan is non-recourse to the Company and the waiver is through February 28, 2022 and covers interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to December 31, 2021, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to secure the same. The Company is current on all payments (principal and interest) for its property-level mortgages including the loans discussed above.
As of December 31, 2021, the Company was in compliance with or had received waivers on property-level mortgages on all covenant calculations after taking into consideration the waivers discussed above.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2021, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $186.0 million at December 31, 2021. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2021, we have unfulfilled capital commitments totaling $113.7 million to our unconsolidated investments and $21.6 million to our loan portfolio. In addition to the unfunded capital commitments on its joint venture investments, the Company has $140.3 million of equity commitments relating on consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2021, 79% of our consolidated debt is fixed rate, 12% is floating rate with interest caps and 9% is floating rate without interest caps.
We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $7.4 million increase in interest expense or negligible interest expense savings during 2021 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.65% and approximately 2.2 years, respectively, as of December 31, 2021.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2021. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2021. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2022	2023	2024	2025	2026	Thereafter	Total	December 31, 2021
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$524.0	$—	$—	$—	$—	$—	$524.0	$524.0
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Fixed rate receivables	6.9	6.9	—	8.8	—	6.1	28.7	28.7
Average interest rate(1)	—%	6.72%	—%	6.87%	—%	6.49%	0.88%	—
Variable rate receivables	17.1	41.0	31.5	11.2	—	0.8	101.6	101.6
Average interest rate	4.61%	8.23%	6.57%	6.90%	—%	4.84%	31.15%	—
Total	$548.0	$47.9	$31.5	$20.0	$—	$6.9	$654.3	$654.3
Weighted average interest rate(1)	0.17%	8.01%	6.57%	6.89%	—%	6.30%
Interest rate sensitive liabilities
Variable rate borrowings	$289.8	$98.6	$350.7	$69.1	$234.1	$118.3	$1,160.6	$1,123.3
Average interest rate	2.03%	2.96%	2.91%	2.38%	1.05%	2.01%	2.20%	—
Fixed rate borrowings	6.3	189.3	79.9	1,109.4	243.5	2,683.5	4,311.9	4,401.9
Average interest rate	4.76%	2.97%	3.93%	3.41%	3.55%	4.41%	3.77%	—
Total	$296.1	$287.9	$430.6	$1,178.5	$477.6	$2,801.8	$5,472.5	$5,525.2
Weighted average interest rate	2.09%	2.96%	3.10%	3.35%	2.32%	4.31%	3.44%
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
Approximately 44% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the Consolidated and Co-Invest segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2021 we have hedged 89% of the gross asset carrying value of our euro denominated investments and 87% of the gross asset carrying value of our GBP denominated investments.
Our investment management businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $26.1 million or decrease by $26.3 million. If rates moved 10% we would have an increase of $52.0 million and a decrease of $52.6 million.
Financial Measures and Descriptions.
Rental - rental income is comprised of rental revenue earned by our consolidated real estate investments.
Hotel - hotel income is comprised of hotel revenue earned by our consolidated hotels.
Investment Management Fees - Investment management fees are primarily comprised of base asset management fees, and acquisition fees generated by our investment management division. Fees earned from consolidated investments are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.
Property Services - Property services fees are primarily comprised of property management fees, leasing fees and sales commissions generated by our property services division until its sale in the fourth quarter of 2020. Fees earned from consolidated investments are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.
Loans and other income - Interest income earned on consolidated loans
Income from unconsolidated investments - principal co-investments - Income from unconsolidated investments - principal co-investments consists of the Company’s share of income or loss earned on investments in which the Company can exercise significant influence but does not have control. Income from unconsolidated investments includes income or loss from ordinary course operations of the underlying investment, gains or losses, on sale, fair value gains and losses
Income from unconsolidated investments - performance allocations - Performance allocations relate to allocations to the general partner, special limited partner or asset manager of Kennedy Wilson's co-investments it manages based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners.
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
Compensation and related - employee compensation, comprising of salary, bonus, employer payroll taxes and benefits paid on behalf of employees
Share-based compensation - compensation associated with the grants of share-based awards.

Performance allocation compensation - compensation associated with up to thirty-five percent (35%) of any performance allocation earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company.
General and administrative - general and administrative expenses represent administrative costs necessary to run Kennedy Wilson's businesses and include items such as occupancy and equipment expenses, professional fees, public company costs, travel and related expenses, and communications and information services.
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
Other income (loss) - Other income (loss) includes the realized foreign currency exchange income or loss relating to the settlement of foreign transactions during the year which arise due to changes in currency exchange rates, realized gains or losses related to the settlement of derivative instruments, the gain or loss on the sale of marketable securities, interest income on bank deposits, commission expenses on property services and transaction related expenses related to unsuccessful deals.
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
“KWE” refers to Kennedy Wilson Europe Real Estate Limited.
“Adjusted EBITDA” represents net income before interest expense, loss on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in investments in unconsolidated investments, provision for (benefit from) income taxes, our share of taxes include in unconsolidated investments, share-based compensation and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as non-cash acquisition-related gains or expenses) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, share-based compensation, net income attributable to noncontrolling interests, before depreciation and amortization, preferred dividends and accretion of preferred stock issuance costs and one-time tax remeasurement. Please also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations" for a reconciliation of Adjusted Net Income to net income as reported under GAAP.
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
"Fee Bearing Capital" represents total third-party committed or invested capital that we manage in our joint-ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or performance allocations, if applicable.
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
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Net Income. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Net Income is presented below:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019	2018	2017
Net income	$336.4	$107.8	$321.1	$212.1	$138.0
Non-GAAP adjustments:
Add back:
Interest expense	192.4	201.9	214.2	238.2	217.7
Loss on early extinguishment of debt	45.7	9.3	0.9	—	—
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	40.2	33.0	32.1	26.0	23.0
Depreciation and amortization	166.3	179.6	187.6	206.1	212.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	5.3	6.9	8.2	13.2	16.2
Provision for (benefit from) income taxes	126.2	43.6	41.4	58.0	(16.3)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.1	—	—	—
Share-based compensation	28.7	32.3	30.2	37.1	38.4
EBITDA attributable to noncontrolling interests(1)	(13.3)	(7.5)	(107.6)	(78.0)	(173.8)
Adjusted EBITDA(2)	$927.9	$608.0	$728.1	$712.7	$455.7
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019	2018	2017
Net income	$336.4	$107.8	$321.1	$212.1	$138.0
Non-GAAP adjustments:
Add back:
Depreciation and amortization	166.3	179.6	187.6	206.1	212.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	5.3	6.9	8.2	13.2	16.2
Share-based compensation	28.7	32.3	30.2	37.1	38.4
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(10.5)	(2.5)	(102.0)	(71.5)	(117.8)
Preferred dividends and accretion of preferred stock issuance costs	(17.2)	(17.2)	(2.6)	—	—
One-time tax remeasurement(3)	—	—	—	—	(44.8)
Adjusted Net Income (2)	$509.0	$306.9	$442.5	$397.0	$242.5
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
 (3) Recorded as a result of US federal tax legislation, commonly referred to as the "Tax Cuts and Jobs Act", signed into law on December 22, 2017.
Net Operating Income

	Years Ended December 31,
	2021		2020		2019
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$336.4	$389.0	$107.8	$81.0	$321.1	$179.7
Add: Provision for income taxes	126.2	—	43.6	1.0	41.4	—
Less: Income from unconsolidated investments	(389.0)	—	(81.0)	—	(179.7)	—
Less: (Gain) loss on sale of real estate, net	(412.7)	3.1	(338.0)	11.5	(434.4)	(53.5)
Add: Interest expense	192.4	40.0	201.9	33.1	214.2	32.1
Add: Loss on extinguishment	45.7	—	9.3	—	0.9	—
Less: Other loss	5.0	17.9	2.3	13.7	10.6	8.0
Less: Sale of real estate	—	(39.5)	—	(11.5)	—	(26.7)
Less: Interest income	(8.6)	—	(3.1)	—	(0.3)	—
Less: Investment management and property services	(37.4)	(117.9)	(33.1)	(2.6)	(40.6)	(36.2)
Add: Cost of real estate sold	—	36.8	—	13.3	—	23.9
Add: Compensation and related	133.9	—	111.9	—	121.5	—
Add: Share-based compensation	28.7	—	32.3	—	30.1	—
Add: Performance allocation expense	42.0	—	0.2	—	0.1	—
Add: General and administrative	33.3	—	34.6	—	42.4	—
Add: Depreciation	166.3	5.6	179.6	6.9	187.6	8.2
Less: Fair value adjustments	—	(210.6)	—	(43.9)	—	(57.7)
Less: NCI adjustments	(6.4)	—	(6.0)	—	(9.7)	—
Net Operating Income	$255.8	$124.4	$262.3	$102.5	$305.2	$77.8

	Years Ended December 31,
	2018		2017
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$212.1	$78.7	$138.0	$77.8
Less: Provision for (benefit from) income taxes	58.0	—	(16.3)	—
Less: Income from unconsolidated investments	(78.7)	—	(77.8)	—
Less: Gain on sale of real estate, net	(371.8)	(23.0)	(226.7)	(10.5)
Less: Gain on sale of business	(40.4)	—	—	—
Add: Interest expense	238.2	26.0	217.7	23.2
Less: Other loss	(8.7)	(2.5)	(28.0)	(5.6)
Less: Sale of real estate	—	(19.2)	—	(108.2)
Less: Interest income	(1.1)	—	(15.2)	—
Less: Investment management and property services	(45.3)	(27.5)	(42.9)	(17.3)
Add: Cost of real estate sold	—	18.6	—	77.4
Add: Compensation and related	131.7	—	138.8	0.9
Add: Share-based compensation	37.1	—	38.4	—
Add: Performance allocation expense	—	—	—	—
Add: General and administrative	50.8	—	42.2	2.6
Add: Depreciation	206.1	13.4	212.5	16.1
Less: Fair value adjustments	—	(9.2)	—	(8.3)
Less: NCI adjustments	(19.7)	—	(138.7)	—
Net Operating Income	$368.3	$55.3	$242.0	$48.1

Same property analysis

The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property. Previously, the Company had presented this analysis without adjusting for Kennedy Wilson's ownership interest.

The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$336.4	$336.4	$107.8	$107.8
Less: Provision for income taxes	126.2	126.2	43.6	43.6
Less: Income from unconsolidated investments	(389.0)	(389.0)	(81.0)	(81.0)
Less: Gain on sale of real estate, net	(412.7)	(412.7)	(338.0)	(338.0)
Add: Interest expense	192.4	192.4	201.9	201.9
Add: Loss on early extinguishment of debt	45.7	45.7	9.3	9.3
Less: Other income	5.0	5.0	2.3	2.3
Less: Investment management fees	(35.3)	(35.3)	(22.5)	(22.5)
Less: Property services fees	(2.1)	(2.1)	(10.6)	(10.6)
Less: Loans and other	(8.6)	(8.6)	(3.1)	(3.1)
Add: Rental expenses	132.7	—	135.7	—
Add: Hotel expenses	12.7	—	13.8	—
Add: Compensation and related	133.9	133.9	111.9	111.9
Add: Share based compensation	28.7	28.7	32.3	32.3
Add: Performance allocation compensation	42.0	42.0	0.2	0.2
Add: General and administrative	33.3	33.3	34.6	34.6
Add: Depreciation and amortization	166.3	166.3	179.6	179.6
Less: NCI adjustments (1)	(9.3)	(5.2)	(6.3)	(3.2)
Add: Unconsolidated investment adjustments (2)	157.7	113.3	152.4	109.2
Add: Straight-line and above/below market rents	6.8	6.8	(10.5)	(10.5)
Less: Reimbursement of recoverable operating expenses	(22.7)	—	(24.5)	—
Less: Properties bought and sold (3)	(60.5)	(40.9)	(94.5)	(65.6)
Less: Other properties excluded (4)	(47.9)	(19.9)	(30.2)	(5.5)
Other Reconciling Items (5)	(8.0)	(3.4)	(1.4)	3.0
Same Property	$423.7	$312.9	$402.8	$295.7

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$176.3	$148.8	$165.5	$138.7
Multifamily Market Rate Portfolio - Same Property	209.5	137.7	200.7	131.5
Multifamily Affordable Portfolio - Same Property	37.9	26.4	36.6	25.5
Same Property	$423.7	$312.9	$402.8	$295.7
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

Performance Allocations

Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and fair value option unconsolidated investments based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocations to reflect either (a) positive performance resulting in an increase in the performance allocations to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized, resulting in a negative adjustment to performance allocations to the general partner or asset manager.
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
Additionally, Kennedy Wilson elected the fair value option for 47 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the “Funds”) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2021, these investments had a fair value of $1,794.8 million.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Los Angeles, California
February 25, 2022

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$524.8	$965.1
Accounts receivable, net (including $14.2 and $12.6 of related party)	36.1	47.9
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $838.1 and $815.0)	5,059.8	4,720.5
Unconsolidated investments (including $1,794.8 and $1,136.5 at fair value)	1,947.6	1,289.3
Other assets	177.9	199.1
Loan purchases and originations	130.3	107.1
Total assets(1)	$7,876.5	$7,329.0

Liabilities
Accounts payable	$18.6	$30.1
Accrued expenses and other liabilities	619.1	531.7
Mortgage debt	2,959.8	2,589.8
KW unsecured debt	1,852.3	1,332.2
KWE unsecured bonds	622.8	1,172.5
Total liabilities(1)	6,072.6	5,656.3

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2021 and December 31, 2020	295.2	295.2
Common Stock, $0.0001 par value, 200,000,000 authorized, 137,955,479 and 141,365,323 shares issued outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,679.6	1,725.2
Retained earnings	192.4	17.7
Accumulated other comprehensive loss	(389.6)	(393.6)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,777.6	1,644.5
Noncontrolling interests	26.3	28.2
Total equity	1,803.9	1,672.7
Total liabilities and equity	$7,876.5	$7,329.0

(1) The assets and liabilities as of December 31, 2021 include $189.6 million (including cash held by consolidated investments of $11.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $152.8 million) and $129.2 million (including investment debt of $103.3 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2020 include $166.0 million (including cash held by consolidated investments of $9.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $150.0 million) and $107.7 million (including investment debt of $97.5 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Income
(Dollars in millions, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue
Rental	$390.5	$403.9	$447.4
Hotel	17.1	13.9	80.5
Investment management fees (includes $35.3, $22.5, and $24.9 of related party fees, respectively)	35.3	22.5	24.9
Property service fees (includes $0.0, $0.3, and $0.7 of related party fees, respectively)	2.1	10.6	15.7
Loans and other	8.6	3.1	0.3
Total revenue	453.6	454.0	568.8

Income from unconsolidated investments
Principal co-investments	271.1	78.3	143.4
Performance allocations	117.9	2.7	36.3
Total income from unconsolidated investments	389.0	81.0	179.7

Gain on sale of real estate, net	412.7	338.0	434.4

Expenses
Rental	132.7	135.7	152.9
Hotel	12.7	13.8	60.1
Compensation and related	133.9	111.9	121.5
Share-based compensation	28.7	32.3	30.1
Performance allocation compensation	42.0	0.2	0.1
General and administrative	33.3	34.6	42.4
Depreciation and amortization	166.3	179.6	187.6
Total expenses	549.6	508.1	594.7

Interest expense	(192.4)	(201.9)	(214.2)
Loss on early extinguishment of debt	(45.7)	(9.3)	(0.9)
Other loss	(5.0)	(2.3)	(10.6)
Income before provision for income taxes	462.6	151.4	362.5
Provision for income taxes	(126.2)	(43.6)	(41.4)
Net income	336.4	107.8	321.1
Net (income) loss attributable to the noncontrolling interests	(6.0)	2.3	(94.4)
Preferred dividends	(17.2)	(17.2)	(2.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$313.2	$92.9	$224.1
Basic Earnings per share
Income per basic	$2.26	$0.66	$1.60
Weighted average shares outstanding for basic	138,552,058	139,741,411	139,729,573
Diluted Earnings per share
Income per diluted	$2.24	$0.66	$1.58
Weighted average shares outstanding for diluted	140,132,435	140,347,365	141,501,323
Dividends declared per common share	$0.90	$0.88	$0.85

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2021	2020	2019

Net income	$336.4	$107.8	$321.1
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(58.3)	66.5	(13.3)
Amounts reclassified out of AOCI during the year	2.2	0.8	10.4
Unrealized currency derivative contracts gain (loss)	56.2	(37.8)	38.7
Unrealized gain (loss) on interest rate swaps	3.2	(5.3)	(0.7)
Total other comprehensive income for the year	3.3	24.2	35.1

Comprehensive income	339.7	132.0	356.2
Comprehensive (income) loss attributable to noncontrolling interests	(5.2)	1.7	(105.0)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$334.5	$133.7	$251.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shares forfeited	—	—	(237,588)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	619,945	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(967,536)	—	(20.5)	—	—	—	(20.5)
Shares retired due to common stock repurchase program	—	—	(2,824,665)	—	(50.0)	(12.7)	—	—	(62.7)
Stock based compensation	—	—	—	—	28.7	—	—	—	28.7
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(55.8)	(0.8)	(56.6)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	56.1	—	56.1
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.7	—	3.7
Common stock dividends	—	—	—	—	—	(125.8)	—	—	(125.8)
Preferred stock dividends	—	—	—	—	—	(17.2)	—	—	(17.2)
Net income	—	—	—	—	—	330.4	—	6.0	336.4
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.8	7.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.7)	(18.7)
Incentive allocations to noncontrolling interests	—	—	—	—	(3.8)	—	—	3.8	—
Balance, December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
Shares forfeited	—	—	(62,710)	—	—	—	—	—	—
Restricted stock grants	—	—	2,543,551	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(571,983)	—	(11.6)	—	—	—	(11.6)
Shares retired due to common stock repurchase program	—	—	(2,826,644)	—	(50.0)	4.2	—	—	(45.8)
Stock based compensation	—	—	—	—	32.3	—	—	—	32.3
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	66.1	0.6	66.7
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(37.8)	—	(37.8)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(4.7)	—	(4.7)
Common stock dividends	—	—	—	—	—	(125.6)	—	—	(125.6)
Preferred stock dividends	—	—	—	—	—	(17.2)	—	—	(17.2)
Net income	—	—	—	—	—	110.1	—	(2.3)	107.8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.5	4.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.9)	(18.9)
Balance, December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Cumulative preferred stock	300,000	295.2	—	—	—	—	—	—	295.2
Restricted stock grants	—	—	64,458	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(764,909)	—	(16.4)		—	—	(16.4)
Shares retired due to common stock repurchase program	—	—	(221,834)	—	(3.9)	(0.4)	—	—	(4.3)
Stock based compensation	—	—	—	—	30.2	—	—	—	30.2
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(4.3)	10.6	6.3
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.3	—	29.3
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock dividends	—	—	—	—	—	(121.1)	—	—	(121.1)
Net income	—	—	—	—	—	226.7	—	94.4	321.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.0	15.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(264.0)	(264.0)
Balance, December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$336.4	$107.8	$321.1
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate, net	(412.7)	(338.0)	(434.3)
Depreciation and amortization	166.3	179.6	187.6
Above/below and straight-line rent amortization	6.8	(10.2)	(4.6)
Uncollectible lease income	12.9	13.5	—
Provision for deferred income taxes	112.2	27.2	26.7
Amortization of loan fees	16.2	0.8	9.3
Amortization of discount and accretion of premium on senior notes payable	2.4	8.5	1.6
Unrealized net gain on derivatives	(4.6)	(5.4)	(5.9)
Income from unconsolidated investments	(389.0)	(81.0)	(179.7)
Accretion of interest income on loans	(0.5)	(0.9)	(0.1)
Stock compensation expense	28.7	32.3	30.2
Deferred compensation	56.3	6.4	3.8
Operating distributions from unconsolidated investments	82.2	59.7	74.1
Operating distributions from loans	—	0.7	—
Change in assets and liabilities:
Accounts receivable	(0.5)	(9.0)	1.0
Other assets	(18.8)	—	(25.8)
Accrued expenses and other liabilities	(24.6)	(4.6)	(24.5)
Net cash used in operating activities	(30.3)	(12.6)	(19.5)
Cash flows from investing activities:
Issuance of loans	(83.4)	(88.6)	(2.7)
Proceeds from collection of loans	58.1	34.1	0.6
Net proceeds from sale of consolidated real estate	486.4	827.8	701.0
Purchases of consolidated real estate	(1,131.8)	(70.1)	(210.9)
Capital expenditures to real estate	(139.2)	(194.1)	(191.1)
Investment in marketable securities	—	(12.1)	—
Proceeds from sale of marketable securities	—	10.2	—
Investing distributions from unconsolidated investments	82.8	177.5	115.0
Contributions to unconsolidated investments	(280.8)	(111.6)	(266.0)
Proceeds from settlement of foreign currency derivative contracts	(30.1)	15.5	33.4
Additions to development project asset	—	—	(1.2)
Proceeds from sale of development project asset	—	2.2	4.2
Net cash (used in) provided by investing activities	(1,038.0)	590.8	182.3
Cash flow from financing activities:
Borrowings under senior notes payable	1,804.3	—	—
Repayment of senior notes payable	(1,150.0)	—	—
Borrowings under line of credit/term loan	314.3	200.0	125.0
Repayment of line of credit/term loan	(438.5)	—	(200.0)
Borrowings under mortgage debt	1,144.9	296.4	488.6
Repayment of mortgage debt	(268.2)	(487.1)	(391.4)
Repayment of KWE Bonds	(504.4)	—	—
Payment of loan fees	(35.6)	(5.6)	(4.8)
Repurchase of common stock	(83.2)	(57.4)	(20.7)
Issuance of preferred stock	—	—	295.2
Common stock dividends paid	(123.5)	(126.1)	(114.9)
Preferred stock dividends paid	(17.2)	(13.6)	(2.6)
Borrowings (repayment) of shareholder loans to noncontrolling interests	—	1.2	(11.2)
Contributions from noncontrolling interests	7.8	4.5	15.0
Distributions to noncontrolling interests	(18.7)	(18.9)	(264.0)
Net cash provided by (used in) financing activities	632.0	(206.6)	(85.8)
Effect of currency exchange rate changes on cash and cash equivalents	(4.0)	19.6	8.9
Net change in cash and cash equivalents	(440.3)	391.2	85.9
Cash and cash equivalents, beginning of year	965.1	573.9	488.0
Cash and cash equivalents, end of year	$524.8	$965.1	$573.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Cash paid for:
Interest(1)(2)	$183.7	$209.7	$211.1
Income taxes	16.5	12.6	20.6
(1) $4.1 million, $4.3 million, and $3.5 million attributable to non-controlling interests for the years ended December 31, 2021, 2020, and 2019.
(2) Excludes $3.2 million, $3.4 million, and $3.8 million of capitalized interest during the for the years ended December 31, 2021, 2020 and 2018.

As of December 31, 2021, 2020, and 2019 we have $24.2 million, $101.7 million, and $54.5 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:
The noncontrolling 51% interest that the Company retained in the MF seed portfolio (see gain on sale of real estate in footnote 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet resulting in an increase of $178.8 million to unconsolidated investments.

During the year ended December 31, 2020, the Company deconsolidated its interest in KW Real Estate II ("KW Europe Fund II") that were previously consolidated in the Company's financial statements due to additional investors coming into the fund and the Company no longer controlling it. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $7.8 million to unconsolidated investments for the Company's retained share of the fund were all recorded as non-cash activities.

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

During the year ended December 31, 2019, the Company deconsolidated its interests in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that were previously consolidated in the Company’s financial statements due to the Company bringing in another equity partner and no longer controlling the properties. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $125.5 million to unconsolidated investments for the Company's retained interest in the properties were all recorded as non-cash activity.

During the year ended December 31, 2019, the Company sold a 20% interest across three assets in Dublin, Ireland comprising 468 multifamily units into the joint venture with AXA that were previously wholly owned by the Company. As the Company no longer controlled the assets, it deconsolidated these investments that were previously consolidated in the Company's financial statements. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. The Company has approximately $23 million as part of cash flows received from investing activity relating to the 20% interest it sold. The remaining 80% of these items along with an increase of $92.2 million to unconsolidated investments were all recorded as non-cash activity. The Company subsequently sold an additional 30% interest in these assets during the year ended December 31, 2020. As the assets were already deconsolidated the sale of this additional interest was treated as a cash activity and reduced the Company's unconsolidated investments balance.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019
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
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidation guidance in ASC Subtopic 810. The Company accounts for joint ventures where it is deemed that the Company does not have control through the equity method of accounting while joint ventures that the Company controls are consolidated in Kennedy Wilson's financial statements.
Statement of Income Presentation

As the Co-Investment business has grown, the Company is updating the presentation of related items in the statements of income for all periods presented as this presentation reflects the prominence of this core part of our business and more closely represents how management evaluates results during an accounting period. The income from unconsolidated investments caption has been expanded to show principal co-investments and performance allocations. Principal co-investments consists of unrealized and realized gains on the Company's Co-Investments including any fair value adjustments and the Company’s share of net income and losses from Co-Investments. Performance allocations relate to special allocations to co-investments the Company manages based on the cumulative performance of the fund or investment and are subject to preferred return thresholds of its limited partners. These captions have been moved above expenses as the Co-Investments business is a significant part of the Company’s business. As the Company has compensation expense and general and administrative expenses relating to the management of this business, presenting these amounts before Expenses also provides a better understanding of the nature of those expenses. Based on the foregoing, the Company has concluded this change in presentation is justified by the circumstances thereby supporting presentation in a different position and in a different manner from its historical presentation.

The Company has reported significant gains on sale of real estate, net in each period presented. Previously, gains on sale of real estate were presented after expenses. These gains contribute to the Company’s compensation and related expenses and accordingly presentation of this significant, recurring component that is directly correlated to expenses should, in management’s view, precede those expenses on the statements of income. Furthermore, the Company accounts for gains on sale of real estate under ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets and we have determined that the updated presentation complies with that standard.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees, leasing and commission fees, loan interest income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance allocations, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
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
Management fees are primarily comprised of investment management and property services fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. The Company sold its property services group ("Property Services") at the beginning of the fourth quarter 2020 with the sale of KWP (as further discussed in Note 10 - Related Party Transactions) and will have minimal property services fees going forward from its auction sales and marketing business. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
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
Kennedy Wilson elected the fair value option for 47 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
Additionally, Kennedy Wilson records its investments in certain commingled funds it manages and sponsors (the "Funds") that are investment companies under the ASC Topic 946, Financial Services - Investment Companies, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings.
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of December 31, 2021, the Company has $169.7 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2021, the Company collected $9.6 million of previously accrued performance allocations.
The Company has concluded that performance allocations to the Company, based on cumulative performance to-date, represent carried interests. For equity method investments, these allocations are included as a component of the income reported from the underlying equity method investee and for equity method investments where the fair value option has been elected, these allocations are included in the determination of fair value under ASC Topic 820, Fair Value Measurement.
Performance allocation compensation is recognized in the same period that the related performance allocations are recognized and can be reversed during periods when there is a reversal of performance allocations that were previously recognized.
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
December 31, 2021, 2020 and 2019
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Intangibles - Goodwill and Other, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2021, 2020 and 2019.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar. As of December 31, 2021, 2020, and 2019 we have $24.2 million, $101.7 million, and $54.5 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Subtopic 360-10, Impairment of Property, Plant and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in gain on sale of real estate, net in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
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
SHARE-BASED PAYMENT ARRANGEMENTS — Kennedy Wilson accounts for its share-based payment arrangements under the provisions of ASC Subtopic 718-10, Compensation - Stock Compensation. Compensation cost for employee service received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in equity of Kennedy Wilson. The cost of employee services is recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements with only services conditions that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, on a lease by lease basis the Company would have to determine, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company had no significant deterioration to its rental collections during the year ended December 31, 2021. The Company has received some requests for lease modifications and has granted some deferrals but the amount probable of collection over the lease term generally has not changed so there has been minimal impact to rental revenues from lease modifications. The Company will continue to evaluate the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
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
In June 2016, the FASB updated ASC Topic 326, Financial Instruments - Credit Losses with ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with ASC Topic 842. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements. During the course of 2020 the Company has launched a debt platform originating and acquiring performing loans. As of December 31, 2021 the Company has $130.3 million of investments in loan originations and acquisitions. Since the Company has no history of having issues with loans being uncollectible and current loans are performing and backed by credit worthy borrowers the Company does not expect significant credit losses but will monitor and evaluate loans in accordance with ASU 2016-13.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements. The Company will evaluate its debt and derivative contracts that may become eligible for modification relief and may apply the elections prospectively as needed.
The FASB did not issue any other ASUs during the year ended December 31, 2021 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
Land	$1,277.6	$1,225.1
Buildings	3,744.1	3,436.0
Building improvements	545.6	546.6
Acquired in-place lease values	330.6	327.8
	5,897.9	5,535.5
Less accumulated depreciation and amortization	(838.1)	(815.0)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,059.8	$4,720.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.9 years at December 31, 2021.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2021, 2020 and 2019 was $151.3 million, $165.7 million and $173.4 million, respectively.

Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated relative fair values. The purchase price generally approximates the fair value of the properties as acquisitions are generally transacted with third-party willing sellers after arms-length negotiations.
During the year ended December 31, 2021, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	KWH Shareholders' Equity
Western U.S.	Ten multifamily properties	$166.1	$610.9	$2.3	$469.1	$310.2
United Kingdom	Two commercial properties	95.9	231.3	22.3	—	349.5
		$262.0	$842.2	$24.6	$469.1	$659.7
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
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
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.

Gains on Sale of Real Estate, Net
During the years ended December 31, 2021, 2020 and 2019, Kennedy Wilson recognized the following net gains on sale of real estate. Included in the net gains for December 31, 2021 is an impairment loss of $20.9 million on two retail properties in the United Kingdom and an additional impairment on a residential property in the Western United States. Included in the net gains for December 31, 2020 is an $15.6 million impairment loss on five retail properties in the United Kingdom and a residential property in the Western United States. During the year ended December 31, 2019 there were no impairments on consolidated properties.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated(1)	NCI	Net of NCI
2021	Primarily due to the sale of a 49% equity interest in nine multifamily properties in Western United States that were previously wholly-owned and controlled by the Company and the sale of a wholly-owned office property in the United Kingdom	$433.6	$—	$433.6
2020	20 industrial properties (including the deconsolidation of previously consolidated real estate as discussed below), 19 retail properties, three office properties and one multifamily property in United Kingdom, two multifamily properties and two office properties in Ireland, one retail property in Spain, and one multifamily property in Western United States	$353.6	$—	353.6
2019	11 commercial properties and one hotel in the United Kingdom, one hotel in Ireland, 10 Spanish retail properties, five retail properties, one hotel, and one multifamily property in the Western United States, and the deconsolidation of previously consolidated real estate as discussed below	434.9	116.7	318.2
(1) Includes sale of real estate and cost of real estate sold, which are presented net in the table above.

Deconsolidation of Previously Consolidated Real Estate
Under ASC Subtopic 610-20, due to certain transactions resulting in the deconsolidation of the Company's interest in investments previously consolidated in the Company's financial statements, the Company recognized (i) $332.0 million through gain on sale of real estate, net during the year ended December 31, 2021, (ii) a gain of $126.3 million through gain on sale of real estate, net, during the year ended December 31, 2020, and (iii) a gain of $317.8 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $212.4 million during the year ended December 31, 2019.
Due to the sale and deconsolidation of the assets that make up the MF seed portfolio, the Company recognized a $332.0 million gain on sale of real estate asset and generated $166.4 million of cash proceeds for the Company. The gain is due to the sale of the 49% interest to the Company's partner and the recording of the Company's retained 51% interest in unconsolidated investments at the fair value established by the transaction. The MF seed portfolio and subsequent investments within the separate account are accounted for at fair value as the Company has elected to account for this investment under the fair value adoption.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
On December 18, 2020, the Company and a sovereign wealth fund entered into a joint venture agreement targeting urban logistics properties in the UK, with the potential to expand into Ireland and Spain ("European Industrial JV"). The European Industrial JV commenced with investing in an 80% ownership stake in 18 industrial assets located throughout the United Kingdom. The Company previously wholly-owned the assets and continues to hold an interest in these assets subsequent to their sale to the European Industrial JV through its retained 20% ownership interest in the joint venture. As the Company does not control the European Industrial JV, the assets are no longer consolidated and the European Industrial JV is accounted for under the equity method. The Company elected the fair value option and going forward the investments are accounted for as fair value unconsolidated investments with operating activity included within income from unconsolidated investments. The Company recognized a $126.3 million gain from the sale and deconsolidation.
During the second quarter of 2019, AXA Investment Managers - Real Assets ("AXA") invested in a 50% ownership stake in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that was previously held by the Company and different equity partners. These investments were previously consolidated in the Company’s consolidated financial statements. During the fourth quarter of 2019, the Company sold 468 multifamily units across three assets in Dublin, Ireland into the joint venture with AXA that were previously wholly owned by the Company. The Company recognized a gross gain of $317.8 million in gain on sale of real estate and $105.4 million which was allocated to noncontrolling interests for a net gain of $212.4 million.
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2021:

(Dollars in millions)	Minimum
Rental Revenues(1)
2022	$154.7
2023	135.4
2024	111.8
2025	95.7
2026	78.3
Thereafter	239.0
Total	$814.9
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$592.1	$81.0	$131.0	$189.2	$179.6	$1,172.9
Ireland	389.5	141.1	—	3.1	—	533.7
United Kingdom	—	169.3	—	42.9	28.8	241.0
Total	$981.6	$391.4	$131.0	$235.2	$208.4	$1,947.6

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2020:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$226.2	$83.0	$86.3	$118.1	$180.8	$694.4
Ireland	389.7	129.7	—	3.7	—	523.1
United Kingdom	—	56.4	—	15.4	—	71.8
Total	$615.9	$269.1	$86.3	$137.2	$180.8	$1,289.3

During the year ended December 31, 2021, the change in unconsolidated investments primarily relates to $280.8 million of cash contributions to unconsolidated investments, $165.0 million of distributions from unconsolidated investments, $178.8 million associated with the deconsolidation of the MF seed portfolio as discussed in Note 3, $389.0 million of income from unconsolidated investments (including $213.5 million of fair value gains), and a $32.2 million decrease related to other items which primarily related to foreign exchange movements.
As of December 31, 2021 and December 31, 2020, $1,794.8 million and $1,136.5 million of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures

During the year ended December 31, 2021, Kennedy Wilson contributed $280.8 million to joint ventures, primarily to fund new acquisitions in the Company's European Industrial JV separate account and capital calls with respect to the Kona Village hotel development.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2021:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$29.7	$22.5	$9.4	$9.6	$24.1	$5.3	$—	$22.1	$63.2	$59.5
Ireland	5.7	23.2	10.0	—	—	—	—	—	15.7	23.2
United Kingdom	—	—	3.3	—	—	—	—	0.1	3.3	0.1
Total	$35.4	$45.7	$22.7	$9.6	$24.1	$5.3	$—	$22.2	$82.2	$82.8
Investing distributions resulted primarily from the sales of one multifamily property and two office properties in Fund VI, refinancing and buyouts from limited partners in the VHH portfolio, and a partial redemption of a non-core hedge fund investment. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2021, 2020 and 2019:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Income from unconsolidated investments - operating performance	$60.7	$43.4	$35.5
Income from unconsolidated investments - realized gains cost basis investments	—	—	53.5
Income from unconsolidated investments - unrealized and realized fair value gains	213.5	47.2	64.7
Income from unconsolidated investments - realized losses and impairment	(3.1)	(12.3)	(10.3)
Principal co-investments	271.1	78.3	143.4

Income from unconsolidated investments - performance allocation	117.9	2.7	36.3
	$389.0	$81.0	$179.7

Operating performance is related to the ongoing performance from unconsolidated investments. Realized gains are related to completed asset sales. Fair value gains primarily relate to market rate multifamily investments in the Company's Western United States portfolio and was due to increases in NOI and cap rate compression. The cap rate compression was supported by recent transactions entered into by the Company, third-party appraisals, as well as third party transactional and market data. Additionally, the fair value of the Company's investment in Zonda (retained interest from the Meyers disposition in 2018) increased due to favorable operating activity We also saw fair value increases related to the Company's European logistics portfolio, as a result of cap rate compression on industrial assets in the United Kingdom, resyndications at the Company's VHH partnership and exchange movements on Euro denominated unconsolidated investments carried at fair value. Income from performance allocations primarily relates to increase in the Company's unrealized performance allocations related to higher fair values on market rate multifamily properties and European Industrial assets as discussed above.

The Company evaluates on a quarterly basis the carrying value of its historical cost based investments and to the extent the carrying value is in excess of its fair value, an impairment loss is recorded. Realized losses and impairment are related to asset sales on non-core retail assets in the United Kingdom during the year ended December 31, 2021 and 2020. During the year ended December 31, 2019 an impairment was recognized on a residential development project in the Western United States.
Vintage Housing Holdings ("VHH")
As of December 31, 2021 and 2020, the carrying value of the Company's investment in VHH was $157.9 million and $142.9 million, respectively. The total equity income recognized from the Company's investment in VHH was $41.4 million, $22.8 million and $50.0 million for the years ended December 31, 2021, 2020 and 2019. respectively. Distributions in the current period primarily relate to the refund of advances on two development projects in which VHH provides cash for the construction costs in advance, and other partners subsequently pay their share of the costs back to VHH. Fair value gains in the current period primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Prior period fair value gains primarily relate to cap rate compression.
Changes in Control
During the year ended December 31, 2020, the Company deconsolidated its investment KW Europe Fund II as the Company no longer held a controlling interest in it. As of December 31, 2021, the carrying value of the Company's investment in KW Europe Fund II was $46.0 million.
Refer to the description of the European Industrial JV above for a discussion of the change in control transaction that occurred during the year ended December 31, 2020. As of December 31, 2021, the carrying value of the Company's investment in the European Industrial JV was $117.4 million.

Capital Commitments

As of December 31, 2021, Kennedy Wilson had unfulfilled capital commitments totaling $113.7 million to eight of its unconsolidated joint ventures, including $39.0 million relating to three closed-end funds managed by Kennedy Wilson, under

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
the respective operating agreements. In addition to the unfunded capital commitments, the Company has $140.3 million of equity commitments on various development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Summarized financial data

The MF seed portfolio had $92.1 million of income from unconsolidated investments which consisted of $73.3 million of fair value gains, $15.7 million of performance allocations and $3.2 million relating to the Company's ownership in the underlying operations of the properties in the portfolio. The income from the MF seed portfolio was significant component and as such the MF seed portfolio is considered a significant subsidiary for the year ended December 31, 2021. Summarized financial information is provided below. As the investment was new during the year, only results for the current period are shown below. As these assets were previously consolidated by the Company amounts for prior periods are reflected as part of consolidation operations in the prior periods.

(Dollars in millions)	December 31, 2021
Cash	$10.6
Accounts receivable	2.4
Real estate	943.5
Other	3.3
Total assets	$959.8

Liabilities
Accounts payable and accrued expenses	$4.4
Debt	458.9
Total liabilities	463.3

Equity
Kennedy Wilson - investment in unconsolidated investments	268.9
Partner	227.6
Total equity	496.5

Total liabilities and equity	$959.8

(Dollars in millions)	Year Ended
December 31, 2021
Rental income	$31.6

Unrealized fair value gains	145.6

Rental expenses	(10.2)
Interest expense	(8.2)
Other expense	(9.0)
Net income	149.8
Income attributable to partner	(57.7)
Income from unconsolidated investments	$92.1

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,794.8	$1,794.8
Net currency derivative contracts	—	8.5	—	8.5
Total	$—	$8.5	$1,794.8	$1,803.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,136.5	$1,136.5
Net currency derivative contracts	—	(64.0)	—	(64.0)
Total	$—	$(64.0)	$1,136.5	$1,072.5
Unconsolidated Investments
Kennedy Wilson elected to use the FV Option for 47 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,568.5 million and $999.2 million at December 31, 2021 and 2020, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $226.3 million and $137.3 million at December 31, 2021 and 2020, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 47 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2021	December 31, 2020
FV Option	$1,568.5	$999.2
Funds	226.3	137.3
Total	$1,794.8	$1,136.5
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2021	2020	2019
Beginning balance	$1,136.5	$1,099.3	$662.2
Unrealized and realized gains, including performance allocations	390.0	109.8	161.1
Unrealized and realized losses	(5.0)	(13.5)	(26.9)
Contributions	273.8	109.2	191.2
Distributions	(144.3)	(189.7)	(104.1)
Foreign Exchange	(28.4)	24.5	(3.4)
Other	172.2	(3.1)	219.2
Ending Balance	$1,794.8	$1,136.5	$1,099.3
The Other balance for the year ended December 31, 2021 above includes $178.8 million related to the deconsolidation of nine multifamily assets in the MF seed portfolio during the period. For the year ended December 31, 2019 the Other balance includes $125.5 million from the deconsolidation of State Street and Capital Dock and $92.2 million from the deconsolidation of three assets in Dublin, Ireland comprising 468 multifamily units. As the increase in unconsolidated investments was due to a non-cash movement the amounts are reflected in Other above. See notes to cash flow statement and note 3 for further discussion regarding the sale.
The change in unrealized gains and losses on Level 3 investments during 2021 and 2020 for investments still held as of December 31, 2021 and 2020 were gains of $195.3 million and $27.4 million, respectively. The change in unrealized and realized gains and losses are included in principal co-investments within income from unconsolidated investments in the accompanying consolidated statements of income.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
In determining estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including terminal capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. The table below describes the range of inputs used as of December 31, 2021 for real estate assets:

Estimated Rates Used For
	Terminal Capitalization Rates	Discount Rates
Multifamily	3.70% — 5.25%	5.35% — 7.40%
Office	4.00% — 7.75%	5.10% — 9.25%
Industrial	3.50% —7.40%	4.40% — 8.40%
Retail	5.00% — 7.00%	7.50% — 9.00%
Hotel	6.00%	8.25%
Residential	N/A	N/A
In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.25% to 4.90%.
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
The Company assessed the impact of the COVID-19 pandemic and its ongoing impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the year ended December 31, 2021 and future periods.
Currency derivative contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against a portion of certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2021, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging. On

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
investments in which the Company has elected the fair value option changes in fair value are recorded to income from unconsolidated investments to offset fair value changes of the currency in which foreign fair value investments are invested.
The fair value of the derivative instruments held as of December 31, 2021 and 2020 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet. See Note 14 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2021:

(Dollars in millions)			December 31, 2021		Year Ended December 31, 2021
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains		Realized Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€232.5	$9.4	$5.7	$0.5		$15.0	$3.9	$—
EUR(1)	GBP	€40.0	—	—	—		—	—	—
EUR(1)(2)	GBP	€—	—	—	40.3		—	—	—
GBP	USD	£535.0	15.1	10.3	10.2		—	4.5	—
Total Outstanding			24.5	16.0	51.0		15.0	8.4	—
Settled
EUR	GBP		—	—	6.7		—	—	(27.9)
GBP	USD		—	—	1.3		—	—	(2.2)
Total Settled			—	—	8.0		—	—	(30.1)
Total			$24.5	$16.0	$59.0	(3)	$15.0	$8.4	$(30.1)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax expense of $2.9 million.

The gains and (losses) recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson.

Interest Rate Swaps
During the years ended December 31, 2021 and 2020, the Company entered into $138.4 million notional of interest rate swaps on some variable rate property-level mortgage loans. During the year ended December 31, 2021 and 2020, the Company had additional interest rate expense relating to difference in variable rate and fixed interest rates of $0.9 million and $1.2 million. The changes in fair value on these contracts was a gain of $4.2 million and a loss of $6.9 million for the years ended December 31, 2021 and 2020 and are recorded to other comprehensive loss. During the year end December 31, 2021 the Company sold interests in properties held in the MF seed portfolio that had mortgages with interest rate swaps. Due to the sale and deconsolidation of its interests, the Company recognized $0.8 million to gain on sale of real estate for amounts that had previously been recognized to other comprehensive income. During the year ended December 31, 2020, a loss of $0.7 million that had been recorded to other comprehensive income was reclassified to the income statement and reduced the gain on sale of real estate associated with the property due to the sale of a consolidated multifamily property which had an interest rate swap designated on one of its variable rate mortgages
Fair Value of Financial Instruments
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
Debt liabilities are accounted for at face value plus net unamortized debt premiums. Debt assumed in an asset acquisition, or business combination, is recorded at fair value on the date of acquisition. The fair value as of December 31, 2021 and 2020 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.5 billion and $4.9 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.4 billion and $5.1 billion as of December 31, 2021 and 2020, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 6—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2021	2020
Straight line rent receivable	$44.3	$51.6
Hedge assets	24.5	12.0
Goodwill	23.9	23.9
Furniture and equipment net of accumulated depreciation of $27.4 and $27.2 at December 31, 2021 and December 31, 2020, respectively	17.6	22.3
Other, net of accumulated amortization of $— and $2.1 at December 31, 2021 and 2020, respectively	15.3	19.0
Prepaid expenses	13.3	11.8
Deferred taxes, net	12.6	22.1
Right of use asset, net	10.0	11.2
Above-market leases, net of accumulated amortization of $60.4 and $58.3 at December 31, 2021 and 2020, respectively	8.4	15.0
Leasing commissions, net of accumulated amortization of $9.7 and $7.4 at December 31, 2021 and 2020, respectively	8.0	10.2
Other Assets	$177.9	$199.1
Depreciation and amortization expense related to the above depreciable assets were $14.5 million, $13.6 million, and $14.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Right of use asset, net

The Company, as a lessee, has three office leases and three ground leases, which qualify as operating leases, with remaining lease terms of 2 to 237 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2022	$1.5
2023	0.8
2024	0.5
2025	0.3
2026	0.2
Thereafter	31.9
Total undiscounted rental payments	35.2
Less imputed interest	(25.2)
Total lease liabilities	$10.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
Rental expense was $0.7 million, $1.0 million, and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in general and administrative expense in the accompanying consolidated statements of income.

NOTE 7—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2021 and 2020:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2021	2020
Multifamily(1)	Western U.S.	$1,493.1	$1,345.5
Commercial(1)	United Kingdom	683.8	429.6
Commercial	Western U.S.	351.0	375.2
Commercial(1)	Ireland	327.3	320.5
Hotel	Ireland	82.0	88.0
Commercial	Spain	40.4	43.6
Mortgage debt (excluding loan fees)(1)		2,977.6	2,602.4
Unamortized loan fees		(17.8)	(12.6)
Total Mortgage Debt		$2,959.8	$2,589.8
(1) The mortgage debt payable balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium as of December 31, 2021 and 2020 was $2.5 million and $4.5 million, respectively.
The mortgage debt had a weighted average interest rate of 3.11% and 3.31% per annum as of December 31, 2021 and 2020, respectively. As of December 31, 2021, 78% of Kennedy Wilson's property level debt was fixed rate, 13% was floating rate with interest caps and 9% was floating rate without interest caps, compared to 73% fixed rate, 13% floating rate with interest caps and 14% floating rate without interest caps, as of December 31, 2020.

Mortgage Loan Transactions and Maturities
    During the year ended December 31, 2021, eight acquisitions were partially financed with mortgages, six existing mortgages were refinanced, and two existing investments that closed with all equity were subsequently partially financed with mortgage loans. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans subsequent to December 31, 2021 are as follows:

(Dollars in millions)	Aggregate Maturities
2022(1)	$17.4
2023	374.8
2024	513.9
2025	482.4
2026	478.2
Thereafter	1,108.4
2,975.1
Unamortized debt premium	2.5
Unamortized loan fees	(17.8)
Total Mortgage Debt	$2,959.8
(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on our A&R Facility.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
As of December 31, 2021, the Company received waivers on certain debt covenants on a loan agreement governing a total of $71.9 million or 2% of our consolidated mortgage balance. The mortgage is secured by a retail shopping center in the United Kingdom. This loan is non-recourse to the Company and the waivers are through February 28, 2022 and typically cover interest coverage and loan-to-value covenants. The Company expects to be in compliance with these covenants subsequent to December 31, 2021, or will seek additional waivers and/or extensions as, and if needed. In the event the Company is required to seek such additional waivers and/or extensions, the Company is currently confident that it will be able to obtain them. The Company is current on all payments (principal and interest) for its consolidated mortgages including the loans discussed above.

As of December 31, 2021, the Company was in compliance with or had received waivers on all financial mortgage debt covenants.

NOTE 8—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
Credit Facility	$75.0	$200.0
Senior Notes(1)	1,803.9	1,146.9
KW Unsecured Debt	1,878.9	1,346.9
Unamortized loan fees	(26.6)	(14.7)
Total KW Unsecured Debt	$1,852.3	$1,332.2
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of December 31, 2021 was $3.9 million and a debt discount of $3.1 million as of December 31, 2020.

Borrowings Under Credit Facilities

The Company, through a wholly-owned subsidiary, has a $500 million unsecured revolving credit and term loan facility (the "Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
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
As of December 31, 2021, the Company was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
As of December 31, 2021, the Company had $75.0 million outstanding on the Second A&R Facility with $425.0 million available to be drawn.
The average outstanding borrowings under credit facilities was $72.3 million during the year ended December 31, 2021.

Senior Notes
On February 11, 2021, Kennedy-Wilson, Inc., as issuer, issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 notes and the 2031 notes. On August 23, 2021, Kennedy-Wilson, Inc. issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 notes" and, together with the 2029 notes and the 2031 notes, the "notes"). The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

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
    As of December 31, 2020, Kennedy Wilson, Inc. had $1.2 billion of 5.875% Senior Notes due 2024 (the "2024 notes"). On January 27, 2021 the Company announced a tender offer for up to $1.0 billion aggregate principal amount of outstanding 2024 notes. On February 9, 2021, $576.9 million aggregate principal amount of the 2024 notes were tendered. As a result of the tender offer the Company recognized $14.8 million of loss on early extinguishment of debt due to the tender premium and the proportionate write off of capitalized loan fees and debt discount associated with the bonds retired as part of the tender offer. On April 1, 2021 the Company redeemed the remaining $573.1 million of the 2024 notes using cash on hand from the proceeds of the 2029 notes and 2031 notes. As a result of the redemption the Company recognized an additional $11.7 million of loss on early extinguishment of debt during the year ended December 31, 2021
The indenture governing the notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of December 31, 2021, the maximum balance sheet leverage ratio was 1.19 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
As of December 31, 2021, the Company was in compliance with all financial covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
NOTE 9—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
KWE Bonds	$—	$504.7
KWE Euro Medium Term Note Programme	624.1	669.7
KWE Unsecured Bonds (excluding loan fees)(1)	624.1	1,174.4
Unamortized loan fees	(1.3)	(1.9)
Total KWE Unsecured Bonds	$622.8	$1,172.5
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2021 and 2020 was $2.1 million and $2.8 million, respectively.
KWE had £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 (the "KWE Bonds") that had a carrying value of $504.7 million as of December 31, 2020. KWE effectively reduced the interest rate to 3.35% as a result of entering into swap agreements to convert 50% of the proceeds into Euros. On April 26, 2021, KWE completed the redemption of £150.0 million in aggregate nominal amount of the KWE Bonds outstanding which resulted in a $9.3 million loss on early extinguishment of debt due to a make whole premium paid as part of redemption and proportionate write off of loan fees. On October 11, 2021, KWE redeemed the remainder of the KWE Bonds and resulted in a $7.1 million loss on early extinguishment of debt due to a make whole premium paid as part of redemption and proportionate write off of loan fees. KWE also settled the swap arrangement discussed above on the KWE Bonds during the year ended December 31, 2021.
In addition, KWE issued senior unsecured notes for an aggregate principal amount of approximately $625.4 million (based on December 31, 2021 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2021, Kennedy Wilson recognized a gain of $40.3 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
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
As of December 31, 2021, KWE was in compliance with these financial covenants.
NOTE 10—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $35.3 million, $22.8 million and $25.6 million for the periods ended December 31, 2021, 2020 and 2019, respectively.
The Company provides asset and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2021, 2020 and 2019 fees of $0.8 million, $1.1 million and $18.1 million were eliminated in consolidation.
On October 2, 2020, the Company completed the sale of Kennedy-Wilson Properties, Ltd. (“KWP”), a wholly-owned subsidiary of the Company operating in the third-party real estate services industry, including, property management, commercial brokerage (leasing and sale), facilities management and lease administration, to an entity controlled by certain

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
members of KWP management (the “Purchaser”). As part of the transaction and in exchange for an annual fee, the Company will provide certain services to KWP, including the use of certain office space and information technology related services, in addition to a license to use its trademark in connection with the operation of its business for a period of two years, with a two-year extension option exercisable by the Purchaser subject to certain conditions being met. The Company also provided financing to the Purchaser in connection with its purchase of KWP as well as a three-year line of credit. As of the closing date, the Purchaser will employ the approximately 110 employees and 25 independent contractors previously employed by KWP.

NOTE 11—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Domestic	$447.6	$(37.0)	$249.5
Foreign	14.9	188.4	113.0
Total	$462.5	$151.4	$362.5

The U.S. and foreign components of provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Federal
Current	$—	$—	$—
Deferred	94.4	23.3	31.2
	94.4	23.3	31.2
State
Current	(0.2)	1.5	0.3
Deferred	9.1	0.4	(4.6)
	8.9	1.9	(4.3)
Foreign
Current	14.2	14.9	14.4
Deferred	8.7	3.5	0.1
	22.9	18.4	14.5

Total	$126.2	$43.6	$41.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Tax computed at the statutory rate	$97.1	$31.8	$76.1
Tax deduction in excess of book compensation from restricted stock vesting	—	0.1	0.3
Domestic permanent differences, primarily disallowed executive compensation	8.1	7.2	6.1
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	8.2	2.0	1.3
Effect of foreign operations, net of foreign tax credit	7.4	(3.7)	(16.8)
Noncontrolling interests	(2.6)	(0.9)	(22.2)
State income taxes, net of federal benefit	7.0	2.9	—
Other	1.0	4.2	(3.4)
Provision for income taxes	$126.2	$43.6	$41.4

Cumulative tax effects of temporary differences are shown below at December 31, 2021 and 2020:

	Year ended December 31,
(Dollars in millions)	2021	2020
Deferred tax assets:
Foreign currency translation	$2.7	$3.7
Net operating loss carryforward and credits	172.4	137.1
Investment basis difference	96.8	91.2
Stock option expense	2.2	3.0
Hedging transactions	7.8	13.4
Lease liability	0.1	0.1
Accrued reserves	11.1	0.6
Total deferred tax assets	293.1	249.1
Valuation allowance	(257.1)	(204.4)
Net deferred tax assets	36.0	44.7

Deferred tax liabilities:
Investment basis and reserve differences	285.4	159.5
Depreciation and amortization	3.9	20.0
Right of use asset	0.1	0.1
Prepaid expenses and other	2.2	2.8
Capitalized interest	1.3	1.3
Total deferred tax liabilities	292.9	183.7

Deferred tax liability, net	$(256.9)	$(139.0)

In December 2017, the Tax Cuts and Jobs Act (“the “TCJA”) was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018. In January 2022, the Internal Revenue Service published new and final regulations for U.S. foreign tax credits that will be effective for future periods. The Company is currently assessing the impact of these regulations.

During 2019, the United Kingdom enacted a Finance Act, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective on April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
held for investment purposes. Transitional provisions allowed for rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"). Accordingly, only gains arising from property value increases after April 5, 2019 are subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable. Therefore, a full valuation allowance was recorded against the UK deferred tax asset. During fiscal 2021, the valuation allowance on the UK Basis Step-Up increased to $134.0 million due to remeasuring the deferred tax asset from UK tax rate of 19% to the new enacted tax rate of 25%. The new tax rate of 25% becomes effective on April 1, 2023, which is when the Company expects the deferred tax asset and related valuation allowance to unwind.

During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, and every period thereafter. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not recognition threshold. During the years ended December 31, 2020 and 2019, a portion of the excess tax basis over book basis in KWE reversed as a result of lower tax gains on sales of real estate. During year ended December 31, 2021, our excess tax basis over book basis in KWE increased due to book impairment losses that are not currently deductible for tax. As of December 31, 2021, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance is $71.7 million and $71.5 million, respectively.
As of December 31, 2021, Kennedy Wilson had federal, California and other state net operating losses of $89.7 million, $108.2 million, and $14.3 million respectively. Of the $89.7 million of federal net operating loss carryforwards, $30.0 million was generated during 2017, and the remaining balance was generated after December 31, 2017. The post-2017 federal net operating losses do not expire. However, such losses are only eligible to offset 80% of taxable income in a given year. California net operating losses begin to expire in 2034. As of December 31, 2021, Kennedy Wilson had $205.7 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $78.0 million, of which $0.5 million begin to expire in 2023.
The Company's valuation allowance on deferred tax assets increased by $52.7 million in 2021 and decreased by $4.8 million in 2020. The increase in the valuation allowance during 2021 principally relates to remeasuring the UK Basis Step Up deferred tax asset from 19% to 25%. The decrease in the 2020 valuation allowance principally relates to a decrease in the deferred tax asset related to the KWE partnership as a result of lower tax gains on the sale of real estate in 2020.
During July 2019, the IRS initiated an income tax examination of the Company’s federal consolidated tax return for the period ended December 31, 2017. During 2021, the 2017 federal income tax examination was closed with no adjustments. In June 2021, the Company received a notification of a general tax inquiry being conducted by the Spanish tax authorities for several of its Spanish entities for tax years 2016 and 2017. As a result of the Spanish tax inquiry, management has reassessed the Company’s prior Spanish tax filing positions and the need to accrue additional taxes. Based on this reassessment, the Company believes that no additional Spanish tax accruals are required.
Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2018 through 2020 and 2016 through 2020, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2017 through 2020. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 12—COMMITMENTS AND CONTINGENCIES
CAPITAL COMMITMENTS—As of December 31, 2021 and 2020, the Company has unfunded capital commitments of $113.7 million and $97.4 million to its joint ventures under the respective operating agreements. In addition to the unfunded

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
capital commitments on its joint venture investments, the Company has $140.3 million of equity commitments relating on consolidated and unconsolidated development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.
NOTE 13—STOCK COMPENSATION AND OTHER RELATED PLANS

The Company maintains a shareholder-approved equity participation plan (the “Second Amended and Restated Plan”) under which shares of common stock are reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The Second Amended and Restated Plan also allows for share recycling on net settled restricted stock awards, restricted stock unit awards, performance unit awards and performance share awards. Named Executive Officers ("NEO") participate in the Second Amended and Restated Plan. During the years ended December 31, 2021, 2020 and 2019, the compensation committee of the board of directors approved the total grant of 2.4 million shares of performance-based restricted stock units and 0.1 million shares of performance-based restricted shares of Company common stock, 2.0 million of performance-based restricted shares and 1.9 million shares of performance-based restricted stock units of Company common stock or performance-based restricted stock units covering Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”), and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate Index during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE awards and time-based awards. Certain ROE awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. As of December 31, 2021, there was $29.2 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2021, 2020 and 2019 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2021, 2020 and 2019 were 967,536 shares, 571,983 shares, and 764,909 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2021, 2020 and 2019, total payments for the employees’ tax obligations to the taxing authorities were $20.5 million, $11.6 million, and $16.4 million respectively.  These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
During the years ended December 31, 2021, 2020 and 2019, Kennedy Wilson recognized $28.7 million, $32.3 million, and $30.2 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2021, 2020 and 2019:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

Shares
Nonvested at December 31, 2019	2,252,360
Granted	2,543,551
Vested	(1,279,433)
Forfeited	(62,710)
Nonvested at December 31, 2020	3,453,768
Granted	619,945
Vested	(2,522,019)
Forfeited	(237,588)
Nonvested at December 31, 2021	1,314,106
Non-NEO Deferred Compensation Program and Performance Allocation Sharing Program

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2021, 2020 and 2019 the Company recognized $11.8 million, $6.4 million and $3.6 million, respectively, under the Deferred Cash Bonus Program.

The Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocation earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vests upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation expense. During the years ended December 31, 2021, 2020 and 2019 the Company recognized $42.0 million, $0.2 million and $0.1 million, respectively, of performance allocation compensation to employees.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
market conditions and subject to the Company’s discretion. On November 4, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million.
During the year ended December 31, 2021, Kennedy Wilson repurchased and retired 2,824,665 shares for $62.7 million. During the year ended December 31, 2020, Kennedy Wilson repurchased and retired 2,826,644 shares for $45.8 million under the previous stock repurchase program.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2021		Year Ended December 31, 2020
	Declared	Paid	Declared	Paid
Preferred Stock	$17.2	$17.2	$17.2	$13.6
Common Stock(1)	125.8	123.5	125.6	126.1
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

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/31/2020	1/7/2021	$0.2200	$—	$0.2200
3/31/2021	4/8/2021	0.2200	—	0.2200
6/30/2021	7/8/2021	0.2200	—	0.2200
9/30/2021	10/7/2021	0.2200	—	0.2200
	Totals	$0.8800	$—	$0.8800
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2020	$(32.2)	$2.6	$(5.4)	$(35.0)
Unrealized (losses) gains, arising during the period	(58.9)	59.1	4.2	4.4
Taxes on unrealized (losses) gains, arising during the period	0.6	(2.9)	(1.0)	(3.3)
Amounts reclassified out of AOCI during the period, gross	3.3	(0.2)	0.8	3.9
Amounts reclassified out of AOCI during the period, taxes	(1.6)	0.1	(0.2)	(1.7)
Noncontrolling interest	0.8	—	—	0.8
Balance at December 31, 2021	$(88.0)	$58.7	$(1.6)	$(30.9)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for our interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
losses on foreign currency translation is a result of the weakening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2021.
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
The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2021	2020	2019
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$313.2	$92.9	$224.1

Weighted-average shares outstanding for basic	138,552,058	139,741,411	139,729,573
Income per share - basic	$2.26	$0.66	$1.60
Weighted average shares outstanding for diluted	140,132,435	140,347,365	141,501,323
Income per share - diluted	$2.24	$0.66	$1.58
There was a total of 13,572,590, 13,236,896 and 13,133,785 during the years ended December 31, 2021, 2020 and 2019 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive, respectively. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019
•Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets, including loans secured by real estate, through the commingled funds and joint ventures that it manages; and (ii) the fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that it earns on its fee bearing capital. The Company typically owns a 5% to 50% ownership interest in the assets in its Co-investment Portfolio.

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

Co-Investment Portfolio

Co-investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) the fees (including, without limitation, asset management fees and construction management fees); (ii) performance allocations that it earns on its fee bearing capital; and (iii) and its ownership interest in the underlying operations of its co-investments. The Company utilizes different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.

The following tables summarize the income and expense activity by segment for the years ended December 31, 2021, 2020 and 2019 and total assets as of December 31, 2021 and 2020.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$390.5	$—	$—	$390.5
Hotel	17.1	—	—	17.1
Investment management fees	—	35.3	—	35.3
Property services fees	—	—	2.1	2.1
Loans and other	—	8.6	—	8.6
Total revenue	407.6	43.9	2.1	453.6

Income from unconsolidated investments
Principal co-investments	—	271.1	—	271.1
Performance allocations	—	117.9	—	117.9
Income from unconsolidated investments	—	389.0	—	389.0

Gain on sale of real estate, net	412.7	—	—	412.7
Expenses
Rental	132.7	—	—	132.7
Hotel	12.7	—	—	12.7
Compensation and related	60.4	40.4	33.1	133.9
Share-based compensation	—	—	28.7	28.7
Performance allocation compensation	—	42.0	—	42.0
General and administrative	18.5	8.5	6.3	33.3
Depreciation and amortization	166.3	—	—	166.3
Total expenses	390.6	90.9	68.1	549.6
Interest expense	(119.1)	—	(73.3)	(192.4)
Loss on early extinguishment of debt	(19.2)	—	(26.5)	(45.7)
Other loss	(4.7)	—	(0.3)	(5.0)
Provision for income taxes	(23.0)	—	(103.2)	(126.2)
Net income (loss)	263.7	342.0	(269.3)	336.4
Net income attributable to noncontrolling interests	(6.0)	—	—	(6.0)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$257.7	$342.0	$(286.5)	$313.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

	Year Ended December 31, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$403.9	$—	$—	$403.9
Hotel	13.9	—	—	13.9
Investment management fees	—	22.5	—	22.5
Property services fees	—	—	10.6	10.6
Loans and other	—	3.1	—	3.1
Total revenue	417.8	25.6	10.6	454.0

Income from unconsolidated investments
Principal co-investments	—	78.3	—	78.3
Performance allocations	—	2.7	—	2.7
Income from unconsolidated investments	—	81.0	—	81.0

Gain on sale of real estate, net	338.0	—	—	338.0

Expenses
Rental	135.7	—	—	135.7
Hotel	13.8	—	—	13.8
Compensation and related	59.7	20.8	31.4	111.9
Share-based compensation	—	—	32.3	32.3
Performance allocation compensation	—	0.2	—	0.2
General and administrative	20.6	5.9	8.1	34.6
Depreciation and amortization	179.6	—	—	179.6
Total expenses	409.4	26.9	71.8	508.1
Interest expense	(132.4)	—	(69.5)	(201.9)
Loss on extinguishment of debt	(9.3)	—	—	(9.3)
Other loss	(1.4)	—	(0.9)	(2.3)
Provision for from income taxes	(18.4)	—	(25.2)	(43.6)
Net income (loss)	184.9	79.7	(156.8)	107.8
Net loss attributable to noncontrolling interests	2.3	—	—	2.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$187.2	$79.7	$(174.0)	$92.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

	Year Ended December 31, 2019

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$447.4	$—	$—	$447.4
Hotel	80.5	—	—	80.5
Investment management fees	—	24.9	—	24.9
Property services fees		—	15.7	15.7
Loans and other	—	0.3	—	0.3
Total revenue	527.9	25.2	15.7	568.8

Income from unconsolidated investments
Principal co-investments	—	143.4	—	143.4
Performance allocations	—	36.3	—	36.3
Income from unconsolidated investments	—	179.7	—	179.7

Gain on sale of real estate, net	434.4	—	—	434.4

Expenses
Rental	152.9	—	—	152.9
Hotel	60.1	—	—	60.1
Compensation and related	71.0	15.0	35.5	121.5
Share-based compensation	—	—	30.1	30.1
Performance allocation compensation	—	0.1	—	0.1
General and administrative	26.3	5.6	10.5	42.4
Depreciation and amortization	187.6	—	—	187.6
Total expenses	497.9	20.7	76.1	594.7
Interest expense	(144.7)	—	(69.5)	(214.2)
Loss on extinguishment of debt	(0.9)	—	—	(0.9)
Other loss	(4.3)	—	(6.3)	(10.6)
Provision for income taxes	(14.5)	—	(26.9)	(41.4)
Net income (loss)	300.0	184.2	(163.1)	321.1
Net income attributable to noncontrolling interests	(94.4)	—	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.6)	(2.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$205.6	$184.2	$(165.7)	$224.1

	December 31,
(Dollars in millions)	2021	2020
Assets
Consolidated	$5,473.9	$5,562.4
Co-investment	2,077.9	1,396.4
Corporate	324.7	370.2
Total assets	$7,876.5	$7,329.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

	December 31,
(Dollars in millions)	2021	2020	2019
Expenditures for long lived assets
Investments	$(1,271.0)	$(264.2)	$(402.0)
Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
United States	$278.1	$277.3	$274.8
Europe	175.5	176.7	294.0
Total revenue	$453.6	$454.0	$568.8

NOTE 17—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2021 and 2020, respectively; consolidating statements of income for the years ended December 31, 2021, 2020 and 2019, respectively; of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2021 or 2020 and for the years ended December 31, 2021, 2020 or 2019.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$116.4	$69.1	$339.3	$—	$524.8
Accounts receivable	—	—	16.0	20.1	—	36.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,729.1	3,330.7	—	5,059.8
Unconsolidated investments	—	14.8	618.0	1,314.8	—	1,947.6
Investments in and advances to consolidated subsidiaries	1,821.9	3,859.2	2,488.1	—	(8,169.2)	—
Other assets	—	65.9	51.6	60.4	—	177.9
Loan purchases and originations	—	6.1	61.5	62.7	—	130.3
Total assets	$1,821.9	$4,062.4	$5,033.4	$5,128.0	$(8,169.2)	$7,876.5

Liabilities
Accounts payable	—	1.0	4.0	13.6	—	18.6
Accrued expenses and other liabilities	44.3	387.2	78.0	109.6	—	619.1
Mortgage debt	—	—	1,092.2	1,867.6	—	2,959.8
KW unsecured debt	—	1,852.3	—	—	—	1,852.3
KWE unsecured bonds		—	—	622.8	—	622.8
Total liabilities	44.3	2,240.5	1,174.2	2,613.6	—	6,072.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,777.6	1,821.9	3,859.2	2,488.1	(8,169.2)	1,777.6
Noncontrolling interests	—	—	—	26.3	—	26.3
Total equity	1,777.6	1,821.9	3,859.2	2,514.4	(8,169.2)	1,803.9
Total liabilities and equity	$1,821.9	$4,062.4	$5,033.4	$5,128.0	$(8,169.2)	$7,876.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$105.5	$174.5	$685.1	$—	$965.1
Accounts receivable	—	0.2	15.5	32.2	—	47.9
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	2,009.7	2,710.8	—	4,720.5
Unconsolidated investments	—	15.1	459.4	814.8	—	1,289.3
Investments in and advances to consolidated subsidiaries	1,686.5	3,173.4	1,768.4	—	(6,628.3)	—
Other assets	—	0.9	69.3	128.9	—	199.1
Loan purchases and originations	—	9.4	—	97.7	—	107.1
Total assets	$1,686.5	$3,304.5	$4,496.8	$4,469.5	$(6,628.3)	$7,329.0

Liabilities
Accounts payable	$—	$0.2	$1.9	$28.0	$—	$30.1
Accrued expenses and other liabilities	42.0	285.6	49.6	154.5	—	531.7
Mortgage debt	—	—	1,271.9	1,317.9	—	2,589.8
KW unsecured debt	—	1,332.2	—	—	—	1,332.2
KWE unsecured bonds	—	—	—	1,172.5		1,172.5
Total liabilities	42.0	1,618.0	1,323.4	2,672.9	—	5,656.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,644.5	1,686.5	3,173.4	1,768.4	(6,628.3)	1,644.5
Noncontrolling interests	—	—	—	28.2	—	28.2
Total equity	1,644.5	1,686.5	3,173.4	1,796.6	(6,628.3)	1,672.7
Total liabilities and equity	$1,686.5	$3,304.5	$4,496.8	$4,469.5	$(6,628.3)	$7,329.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.3	$208.8	$244.5	$—	$453.6

Total income from unconsolidated investments	—	3.2	99.0	286.8	—	389.0

Gain on sale of real estate, net	—	(1.7)	129.6	284.8	—	412.7

Total expenses	31.8	108.1	214.8	194.9	—	549.6

Income from consolidated subsidiaries	368.2	676.8	508.7	—	(1,553.7)	—
Interest expense	—	(73.3)	(43.3)	(75.8)		(192.4)
Loss on early extinguishment of debt	—	(26.5)	(0.6)	(18.6)	—	(45.7)
Other income (loss)	—	0.7	(1.2)	(4.5)		(5.0)
Income before provision from income taxes	336.4	471.4	686.2	522.3	(1,553.7)	462.6
Provision for income taxes	—	(103.2)	(9.4)	(13.6)	—	(126.2)
Net income	336.4	368.2	676.8	508.7	(1,553.7)	336.4
Net income attributable to the noncontrolling interests	—	—	—	(6.0)	—	(6.0)
Preferred dividends	(17.2)	—	—	—	—	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$319.2	$368.2	$676.8	$502.7	$(1,553.7)	$313.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenues	$—	$—	$218.6	$235.4	$—	$454.0

Income from unconsolidated investments	—	0.6	(0.6)	81.0	—	81.0

Gain on sale of real estate, net	—	—	65.9	272.1	—	338.0

Total expenses	33.5	86.7	201.0	186.9	—	508.1

Income from consolidated subsidiaries	141.3	320.1	294.0	—	(755.4)	—
Interest expense	—	(69.5)	(48.6)	(83.8)	—	(201.9)
Loss on early extinguishment of debt	—	—	(3.7)	(5.6)	—	(9.3)
Other income (loss)	—	2.0	(3.8)	(0.5)	—	(2.3)
Income before provision for income taxes	107.8	166.5	320.8	311.7	(755.4)	151.4
Provision for income taxes	—	(25.2)	(0.7)	(17.7)	—	(43.6)
Net income	107.8	141.3	320.1	294.0	(755.4)	107.8
Net loss attributable to the noncontrolling interests	—	—	—	2.3	—	2.3
Preferred dividends and accretion of preferred stock issuance costs	(17.2)	—	—	—	—	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$90.6	$141.3	$320.1	$296.3	$(755.4)	$92.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Total revenue	$—	$0.8	$210.1	$357.9	$—	$568.8

Income from unconsolidated investments	—	0.1	83.3	96.3	—	179.7

Gain on sale of real estate, net	—	—	8.2	426.2	—	434.4

Total expenses	31.8	95.9	181.8	285.2	—	594.7

Income from consolidated subsidiaries	352.8	547.7	479.8	—	(1,380.3)	—
Interest expense	—	(69.5)	(49.1)	(95.6)	—	(214.2)
Loss on early extinguishment of debt	—	—	(0.1)	(0.8)	—	(0.9)
Other income (loss)	0.1	(3.4)	(3.8)	(3.5)	—	(10.6)
Income before (provision for) benefit from income taxes	321.1	379.8	546.6	495.3	(1,380.3)	362.5
(Provision for) benefit from income taxes	—	(26.9)	1.1	(15.6)	—	(41.4)
Net income	321.1	352.9	547.7	479.7	(1,380.3)	321.1
Net income attributable to the noncontrolling interests	—	—	—	(94.4)	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	(2.6)	—	—	—	—	(2.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$318.5	$352.9	$547.7	$385.3	$(1,380.3)	$224.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2021, 2020 and 2019

NOTE 18—SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company has drawn an additional $175.0 million on its revolving line of credit. The Company has $250.0 million still available to draw on its revolving line of credit.

On February 23, 2022, the Company announced that it entered into an agreement for a $300 million preferred investment in Kennedy Wilson by affiliates of Fairfax Financial Holdings (collectively, "Fairfax"). Under the terms of the agreement, Fairfax is purchasing $300 million in perpetual preferred stock carrying a 4.75% annual dividend rate and is callable by Kennedy Wilson at any time. Additionally, Fairfax acquired 7-year warrants for approximately 13.0 million common shares with an initial strike price of $23.00 per share, based on Kennedy Wilson’s closing price on February 9, 2022 and representing a premium of 2% to the daily volume weighted average price per share of Kennedy Wilson’s common stock over the past 20 trading days. The Company expects to use the proceeds to pay off in full its line of credit balance and to fund its development pipeline.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2021(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.9	$11.3	$54.3	$65.6	$(8.9)	39 years	1955/1981/1982	2013
Retail	Mountain West	1.2	0.5	1.2	0.5	0.5	1.7	2.2	(0.3)	39 years	1981	2013
Retail	Mountain West	3.8	2.6	5.6	1.2	2.6	6.8	9.4	(1.4)	39 years	1980/1983	2013
Retail	Southern California	27.0	9.1	14.0	12.9	9.1	26.9	36.0	(4.2)	39 years	1985	2014
Commercial portfolio	United Kingdom	—	16.8	24.2	13.4	3.1	47.6	50.7	(9.3)	39 years	Various	2014
Commercial portfolio	United Kingdom	33.8	47.9	249.0	12.0	31.9	204.1	236.0	(46.9)	39 years	Various	2014
Office	Ireland	76.1	8.2	102.6	—	6.8	85.8	92.6	(16.1)	39 years	2003	2014
Retail	Ireland	86.0	59.8	83.1	25.7	50.0	95.3	145.3	(14.1)	39 years	1966/2005	2014
Office	Ireland	65.5	20.4	73.8	5.7	17.0	67.4	84.4	(14.1)	39 years	1980	2014
Office	United Kingdom	194.3	85.3	232.0	26.1	82.9	224.6	307.5	(54.7)	39 years	2003	2014
Retail	United Kingdom	71.9	6.2	109.5	7.2	5.1	96.6	101.7	(18.6)	39 years	2010	2014
Office	Southern California	22.5	37.8	60.6	20.3	37.8	80.9	118.7	(15.1)	39 years	1982	2015
Office	Southern California	28.8	11.6	36.5	4.8	11.6	41.3	52.9	(9.0)	39 years	1968	2015
Office	Southern California	35.0	20.7	47.9	26.1	20.7	53.8	74.5	(10.2)	39 years	1982	2015
Commercial portfolio	United Kingdom	185.5	121.7	205.5	11.4	98.3	164.7	263.0	(30.5)	39 years	Various	2015
Office portfolio	United Kingdom	—	28.1	58.6	22.1	31.2	65.5	96.7	(8.8)	39 years	Various	2015
Retail portfolio	Spain	—	0.2	0.5	—	0.2	0.4	0.6	(0.1)	39 years	Various	2015
Retail	Spain	40.4	27.1	46.2	13.3	30.2	64.8	95.0	(8.8)	39 years	1995	2015
Office portfolio	Italy	—	26.3	74.8	0.6	32.9	94.2	127.1	(14.1)	39 years	Various	2015
Retail	Mountain West	6.3	2.6	9.5	4.1	2.6	13.5	16.1	(1.5)	39 years	1961	2016
Office building	Ireland	—	2.0	11.9	0.2	2.0	12.5	14.5	(1.8)	39 years	2007	2016
Retail	Mountain West	26.8	9.0	29.9	1.3	9.0	31.2	40.2	(4.2)	39 years	1984/2008	2016
Office portfolio	United Kingdom	66.4	32.1	70.4	4.3	30.0	70.0	100.0	(10.3)	39 years	Various	2016
Office	Ireland	39.8	4.2	64.0	1.9	4.2	65.1	69.3	(9.2)	39 years	2009	2016
Retail	Mountain West	3.6	1.2	5.4	0.5	1.2	5.9	7.1	(0.8)	39 years	1995/1996	2016
Retail	Pacific Northwest	5.1	2.3	8.1	1.8	2.2	9.5	11.7	(1.0)	39 years	1956	2017
Office	Pacific Northwest	77.0	30.6	106.0	3.3	30.6	109.2	139.8	(12.6)	39 years	1999/2001	2017
Office	Ireland	—	4.9	18.5	8.8	4.7	26.6	31.3	(2.2)	39 years	1841	2017
Office	Ireland	32.3	11.0	—	52.8	10.6	52.8	63.4	—	39 years	1840/2000	2017

Office	Southern California	17.8	27.4	6.8	16.9	27.4	23.7	51.1	(0.3)	39 years	1956	2018
Office	Northern California	61.1	23.5	57.3	2.1	23.5	59.5	83.0	(3.2)	39 years	2000	2019
Office	United Kingdom	132.1	71.2	177.9	—	69.3	173.4	242.7	(2.2)	39 years	2019	2021
Office	United Kingdom	—	25.4	54.8	—	25.3	54.8	80.1	(0.1)	39 years	2001/2007	2021

Multifamily
178-unit asset	Northern California	31.4	12.3	18.5	10.4	12.3	29.9	42.2	(11.9)	39 years	1975	2012
366-unit asset	Mountain West	51.5	9.1	36.3	12.5	9.1	48.8	57.9	(18.7)	39 years	2000	2012
208-unit asset	Southern California	36.6	9.3	37.3	5.9	9.3	43.6	52.9	(10.6)	39 years	2004	2015
1,008-unit asset	Northern California	175.0	62.3	152.5	22.7	62.3	175.1	237.4	(38.6)	39 years	1988	2015
460-unit asset	Southern California	46.7	13.2	53.0	6.2	13.2	59.2	72.4	(12.3)	39 years	1988	2015
204-unit asset	Mountain West	14.3	2.0	17.6	3.5	2.0	21.1	23.1	(4.2)	39 years	1999	2016
168-unit asset	Mountain West	10.9	1.8	13.1	3.1	1.8	16.1	17.9	(3.4)	39 years	1992	2016
430-unit asset	Pacific Northwest	62.2	12.8	67.4	4.6	12.8	71.9	84.7	(11.5)	39 years	2006	2016
386-unit asset	Southern California	66.0	—	81.4	8.8	—	90.3	90.3	(14.7)	39 years	2002	2016
Land	Southern California	—	0.6	—	—	7.1	—	7.1	—	39 years	N/A	2018
300-unit asset	Mountain West	39.0	4.8	29.2	5.6	4.8	34.8	39.6	(5.0)	39 years	1995	2017
210-unit asset	Pacific Northwest	29.0	11.0	46.7	0.9	11.0	47.7	58.7	(5.6)	39 years	2007	2017
200-unit asset	Mountain West	20.7	1.4	25.9	0.9	1.4	26.9	28.3	(3.2)	39 years	2012	2017
Land	Mountain West	—	0.2	—	—	7.4	—	7.4	—	39 years	N/A	2018
264-unit asset	Pacific Northwest	24.7	6.4	44.9	4.7	6.4	49.6	56.0	(6.4)	39 years	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	—	26.8	108.0	134.8	(11.5)	39 years	2016	2017
179-unit asset	Pacific Northwest	33.1	11.9	47.4	1.5	11.9	49.0	60.9	(5.3)	39 years	2013	2017
88-unit asset	Mountain West	8.6	2.6	10.4	1.5	2.6	11.9	14.5	(1.6)	39 years	1988	2018
492-unit asset	Mountain West	59.1	15.8	63.2	6.4	15.9	69.6	85.5	(8.5)	39 years	1985	2018
66-unit asset	Mountain West	8.0	0.8	—	—	0.7	9.2	9.9	(0.3)	39 years	2021	2018
Land	Mountain West	3.0	2.1	—	—	16.5	—	16.5	—	39 years	N/A	2018
293-unit asset	Mountain West	19.9	7.2	28.8	0.9	7.2	29.7	36.9	(2.8)	39 years	1995	2018
188-unit asset	Mountain West	13.5	4.9	19.7	6.5	4.9	26.7	31.6	(3.4)	39 years	1985	2018
120-unit asset	Mountain West	32.3	5.7	—	0.4	1.9	38.0	39.9	(1.2)	39 years	2021	2018
277-unit asset	Mountain West	62.2	4.0	—	6.6	2.7	55.0	57.7	(0.6)	39 years	2021	2019
10-unit asset	Mountain West	—	—	—	—	—	2.3	2.3	(0.1)	39 years	2021	2019
360-unit asset	Mountain West	52.6	16.4	65.7	0.5	16.4	66.2	82.6	(3.5)	39 years	2015	2019
260-unit asset	Mountain West	39.7	13.4	53.6	1.4	13.4	55.1	68.5	(1.7)	39 years	2014	2020
280-unit asset	Mountain West	39.6	13.3	53.2	—	13.3	53.2	66.5	(0.9)	39 years	2019	2021
Land	Mountain West	—	—	—	—	0.2	—	0.2	—	39 years	N/A	2021
344-unit asset	Mountain West	39.2	13.0	52.1	0.2	13.0	52.3	65.3	(0.7)	39 years	1985	2021
Land	Mountain West	—	4.6	—	—	11.4	—	11.4	—	39 years	N/A	2021
240-unit asset	Mountain West	40.2	11.1	44.3	0.7	11.1	44.9	56.0	(0.6)	39 years	2020	2021
160-unit asset	Mountain West	13.8	4.5	17.9	—	4.5	18.0	22.5	(0.2)	39 years	1990/1998	2021
332-unit asset	Mountain West	76.2	26.7	106.9	—	26.7	106.9	133.6	(0.7)	39 years	2002	2021

383-unit asset	Pacific Northwest	115.0	38.3	153.0	—	38.3	153.1	191.4	(1.0)	39 years	2002/2008	2021
164-unit asset	Pacific Northwest	43.0	14.8	59.2	—	14.8	59.1	73.9	(0.4)	39 years	2020	2021
528-unit asset	Mountain West	102.0	31.1	124.4	—	31.1	124.4	155.5	—	39 years	1989/1990	2021
Land	Mountain West	—	8.0	—	—	8.0	—	8.0	—	39 years	N/A	2021

Hotel
Hotel	Ireland	82.0	54.0	114.3	35.0	47.3	137.6	184.9	(36.1)	39 years	1824/2005	2014

Development
Retail	Spain	—	—	34.7	13.7	—	47.8	47.8	—	N/A	N/A	2015
Office	Ireland	27.5	0.5	3.4	43.4	0.5	53.3	53.8	—	N/A	Various	2015
Retail	Spain	—	—	13.9	—	—	14.1	14.1	—	N/A	N/A	2017
Land	United Kingdom		4.2	—	0.1	4.0	0.5	4.5	—	N/A	N/A	2018
Office	Ireland	—	1.3	0.1	0.1	1.2	0.1	1.3	—	N/A	N/A	2020

2700 acres	Hawaii	—	31.7	3.8	0.7	28.1	4.3	32.4	(2.2)	N/A	1912	2010
3 Lots	Hawaii	—	16.5	—	—	16.5	—	16.5	—	N/A	N/A	2020
Grand Total		$2,977.6	$1,321.3	$3,865.8	$545.6	$1,277.6	$4,289.7	$5,567.3	$(564.0)
(1) The tax basis of all the properties in aggregate totaled $4,720.5 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
(Dollars in millions)	2021	2020	2019
Balance at the beginning of period	$5,207.7	$5,430.5	$5,981.7
Additions during the period:
Other acquisitions	137.3	183.0	176.2
Improvements	1,110.4	108.4	270.0
Foreign currency	(91.8)	129.9	26.7
Deductions during the period:
Cost of real estate sold	(796.3)	(644.1)	(1,024.1)
Balance at close of period	$5,567.3	$5,207.7	$5,430.5

Changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
(Dollars in millions)	2021	2020	2019
Balance at the beginning of period	$551.8	$466.8	$406.5
Additions during the period:
Depreciation expense	30.9	121.5	110.2
Deductions during the period:
Dispositions	(11.1)	(54.5)	(49.0)
Foreign currency	(7.6)	18.0	(0.9)
Balance at close of period	$564.0	$551.8	$466.8

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2021 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:
(1)Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 59 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 60 of this report, are incorporated by reference into this Item 15.
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
(3)Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 116 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 5, 2018.
3.3	Certificate of Designations Establishing the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock.	Filed as Exhibit 3.3 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture, dated as of March 25, 2014, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1, dated as of March 25, 2014, among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2029-1 dated as of February 11, 2021, among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
4.5	Supplemental Indenture No. 2031-1, dated as of February 11, 2021 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
4.6
Supplemental Indenture No. 2029-2, dated as of August 4, 2021 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
4.7
Supplemental Indenture No. 2031-2, dated as of August 4, 2021 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
4.8
Supplemental Indenture No. 2030-1, dated as of August 23, 2021 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 23, 2021.
4.9	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.10	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K (001-33824) filed February 28, 2020.
10.1†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.2†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.5†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.7†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.9†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.14†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4/A (file No.: 333-162116) filed on October 23, 2009
10.18†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.19†	Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.20†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.22†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.23†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.24†	Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson Holdings, Inc. and Mary L. Ricks	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 14, 2018
10.25†	Sixth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.26†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.27†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.28†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.29†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

10.30†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.31†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.32†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.33†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.34†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015
10.35†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.36†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.37†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.38†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.39†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.40†	First Amendment to Employment Agreement, dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.41†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.42†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Matthew Windisch	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018
10.43†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.44†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.45†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.46†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.47†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.48†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019

10.49†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.50	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed March 26, 2020.
10.56	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.
10.57	Joinder Agreement, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.	Filed herewith.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2022.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 25, 2022

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2022

/S/ TODD BOEHLY Todd Boehly	Director	February 25, 2022

/S/ RICHARD BOUCHER Richard Boucher	Director	February 25, 2022

/S/ TREVOR BOWEN Trevor Bowen	Director	February 25, 2022

/S/ NORM CREIGHTON Norm Creighton	Director	February 25, 2022

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 25, 2022

/S/ DAVID A. MINELLA David A. Minella	Director	February 25, 2022

/S/ KENT MOUTON Kent Mouton	Director	February 25, 2022

/S/ MARY RICKS Mary Ricks	Director	February 25, 2022

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 25, 2022

/S/ STANLEY ZAX Stanley Zax	Director	February 25, 2022