Form 10-K/A
period 2021-12-31
Kennedy-Wilson Holdings, Inc.
filed 2022-03-31
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No.1
to
Form 10-K/A
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

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of KW-G Multifamily Venture 1, LLC, as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March 2022.

KENNEDY -WILSON HOLDINGS, INC.,
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed March 26, 2020.
10.56	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.
10.57	Joinder Agreement, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
21	List of Subsidiaries	Filed with Original Report
23.1	Consent of Independent Registered Public Accounting Firm	Filed with Original Report
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed with Original Report
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.	Filed with Original Report
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)

Page
Independent Auditors’ Report - KPMG (PCAOB ID 185)     1

Consolidated Financial Statements:

Consolidated Statement of Assets, Liabilities, and Net Assets     3

Consolidated Schedule of Investments     4

Consolidated Statement of Operations     5

Consolidated Statement of Changes in Net Assets     6

Consolidated Statement of Cash Flows     7

Notes to Consolidated Financial Statements     8

Independent Auditors’ Report

To the Partners
KW-G Multifamily Venture I, LLC:

Report on the Audit of the Consolidated Financial Statements

Opinion
We have audited the consolidated financial statements of KW-G Multifamily Venture 1, LLC and its subsidiaries (the Fund), which comprise the consolidated statement of assets, liabilities, and net assets, including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from June 25, 2021 (Inception) through December 31, 2021, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, and the results of its operations, changes in net assets, and its cash flows for the period from June 25, 2021 (Inception) through December 31, 2021 in accordance with U.S. generally accepted accounting principles.

Basis for Opinion
We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund's ability to continue as a going concern for one year after the date that the consolidated financial statements are issued.

Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with GAAS, we:

•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.

•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund's ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ KPMG LLP
Los Angeles, California
March 31, 2022

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Assets, Liabilities, and Net Assets
December 31, 2021

Assets
Real estate and improvements, at fair value (cost of $804,827,389 as of December 31, 2021)	$943,500,000
Cash and cash equivalents	7,291,604
Restricted cash	3,553,766
Tenant receivables	2,411,926
Prepaid expenses and other assets	1,516,006
Total assets	$958,273,302

Liabilities and Net Assets
Notes payable, at fair value	457,030,279
Accounts payable and accrued expenses	3,052,557
Security deposits and prepaid rent	2,139,833
Total liabilities	462,222,669
Net assets	496,050,633
Total liabilities and net assets	$958,273,302

See accompanying notes to consolidated financial statements

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Schedule of Investments
December 31, 2021

Property	Location	Units	Cost	Fair Value	% Net assets
Alpine	Salt Lake City, UT	222	$56,980,100	$67,300,000	13.6%
Apex	Tacoma, WA	209	44,895,930	56,100,000	11.3%
Arya	Tualatin, OR	408	104,421,207	130,000,000	26.2%
Bella Sonoma	Fife, WA	280	78,799,049	88,500,000	17.8%
Foothill	Salt Lake City, UT	450	120,349,825	146,100,000	29.5%
Harrington Square	Renton, WA	217	69,927,238	75,500,000	15.2%
Kirker Creek	Pittsburg, CA	542	172,512,162	180,000,000	36.3%
Townhomes at Lost Canyon	Santa Clarita, CA	157	78,716,805	90,200,000	18.2%
Whitewater Park	Boise, ID	324	78,225,073	109,800,000	22.1%
	Total	2,809	$804,827,389	$943,500,000	190.2%

See accompanying notes to consolidated financial statements

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Operations
Period from June 25, 2021 (Inception) through December 31, 2021

Investment income:
Rent	$28,302,866
Other income	3,264,757
Total investment income	31,567,623

Expenses:
Transaction related costs	8,273,077
Interest expense	8,170,575
Property taxes	3,194,432
Repairs and maintenance	1,937,651
Utilities	1,881,774
General and administrative	1,660,582
Asset management fees	1,104,233
Marketing and promotion	787,490
Insurance	784,310
Property management fees	693,623
Other expenses	11,860
Total expenses	28,499,607
Net investment income	3,068,016
Unrealized gains:
Unrealized gain on real estate and improvements	138,672,611
Unrealized gain on notes payable	1,902,999
Unrealized gain on interest rate cap	15,963
Unrealized gains	140,591,573
Increase in net assets resulting from operations	$143,659,589

See accompanying notes to consolidated financial statements

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Net Assets
Period from June 25, 2021 (Inception) through December 31, 2021

	KW-G Multifamily Venture 1 Manager, LLC	KW-G Blocker, LLC	Total
Net assets, June 25, 2021 (Inception)	$—	$—	$—
Change in net assets resulting from operations:
Net investment income	1,564,688	1,503,328	3,068,016
Unrealized gain on real estate and improvements	70,723,032	67,949,579	138,672,611
Unrealized gain on notes payable	970,529	932,470	1,902,999
Unrealized gain on interest rate cap	8,141	7,822	15,963
Increase in net assets resulting from operations	73,266,390	70,393,199	143,659,589
Cumulative potential incentive allocation through December 31, 2021	15,614,639	(15,614,639)	—
Change in net assets resulting from capital transactions:
Contributions	181,744,132	174,616,912	356,361,044
Distributions	(2,024,700)	(1,945,300)	(3,970,000)
Increase in net assets resulting from capital transactions	195,334,071	157,056,973	352,391,044
Increase in net assets	268,600,461	227,450,172	496,050,633
Net assets, December 31, 2021	$268,600,461	$227,450,172	$496,050,633

See accompanying notes to consolidated financial statements

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash flows
Period from June 25, 2021 (Inception) through December 31, 2021

Cash flows from operating activities:
Increase in net assets resulting from operations	$143,659,589
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by operating activities:
Unrealized gain on real estate and improvements	(138,672,611)
Unrealized gain on notes payable	(1,902,999)
Unrealized gain on interest rate cap	(15,963)
Changes in operating assets and liabilities:
Tenant receivables	(2,411,926)
Prepaid expenses and other assets	(674,307)
Accounts payable and accrued expenses	2,175,819
Other liabilities	124,918
Net cash provided by operating activities	2,282,520
Cash flows from investing activities:
Cash and restricted cash from Contribution Transaction	18,742,076
Improvements to real estate	(4,827,389)
Net cash provided by investing activities	13,914,687
Cash flows from financing activities:
Distributions to Members	(3,970,000)
Principal payments on mortgage loans	(1,381,837)
Net cash used in financing activities	(5,351,837)
Net change in cash and cash equivalents and restricted cash	10,845,370
Cash and cash equivalents and restricted cash, beginning of period	—
Cash and cash equivalents and restricted cash, end of period	$10,845,370

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,812,208

See accompanying notes to consolidated financial statements

Supplemental disclosure of non cash transactions

Accrual for additions to real estate and improvements	$215,499
Contribution Transaction:
Real estate and improvements, at fair value	800,000,000
Notes payable, at fair value	460,315,117
Initial capital contributions	356,361,044
Other working capital	2,065,917

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2021

(1) Organization

KW-G Multifamily Venture 1, LLC (the “Company”) is a Delaware limited liability company formed on June 25, 2021 (Inception) between KW-G Multifamily Venture 1 Manager, LLC (“KW”) and KW-G Blocker, LLC (“G-Blocker”). The Company is owned 51% by KW and 49% by G-Blocker. The Company was formed for the purpose of acquiring, developing, owning, and operating multifamily real estate assets located in the United States. The Company shall continue in full force and effect until June 25, 2031, or until dissolution prior thereto pursuant to the provisions of section 10.1 of the Company’s Limited Liability Company Agreement (the “Operating Agreement”).

In connection with the formation of the Company, KW and G-Blocker entered into a Membership Interest Purchase and Sale Agreement (the “MIPA”) on June 25, 2021. Under the MIPA, KW, the owner of a 100% interest in nine multifamily properties (the “Properties”), sold a 49% interest in the Properties to G-Blocker in exchange for $166,455,593, including the assumption of debt. Immediately following the closing of the sale, KW and G-Blocker contributed their interests in the Properties into the Company and agreed to initial capital balances of $181,744,132 for KW's 51% ownership interest and $174,616,912 for G-Blocker's 49% ownership interest (the "Contribution Transaction"). The agreed upon value of the Properties was $800,000,000, and as part of the transaction the Company assumed $460,315,117 of debt that was secured by the Properties. The Properties and their locations are stated on the consolidated schedule of investments.

On July 12, 2021, the Company established nine wholly-owned subsidiaries intended to be treated as real estate investment trusts (the “REITs’). Simultaneously, the Company contributed each of the Properties into one of the REITs in exchange for 100% of the Common Units as defined by the Contribution Agreement of each of the REITs. In January 2022, the REITs admitted preferred members to meet the minimum number of investors required to quality as real estate investment trusts.

(2) Summary of Significant Accounting Policies
(a)    Basis of Accounting
The Company has determined that it has the attributes of an investment company. As a result of this determination, the Company has concluded that it is appropriate to record its real estate investments at fair value consistent with the measurement principles for investment companies under the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 946, Financial Services-Investment Companies.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. All references to authoritative accounting literature in the Company’s consolidated financial statements are referred in accordance with the FASB’s ASC.

(b)    Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

(c)    Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)    Cash and Cash Equivalents and Restricted Cash
The Company maintain its cash in federally insured banking institutions. The balances at these institutions, at times, exceed the federally insured limits and as a result there is a concentration of credit risk related to the amounts in excess of the federally insured limits. No losses have been experienced related to these excess balances. The Company considers all highly liquid, short‑term investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted cash consists of reserves and holdbacks held by the lenders for the mortgage loans secured by the Properties.

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2021

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated statements of assets, liabilities, and net assets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2021:

Cash and cash equivalents	$7,291,604
Restricted cash	3,553,766
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$10,845,370

(e)     Fair Value Measurements
The Company measures the fair value of its real estate and improvements and mortgage loans in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Investments measured and reported at fair value are classified and disclosed in one of the following three categories:

•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Companies have the ability to access.
•Level 2 – Valuations based on quoted prices in less active, dealer or broker markets. Fair values are primarily obtained from third‑party pricing services for identical or comparable assets or liabilities.
•Level 3 – Valuations derived from other valuation methodologies, including pricing models, discounted cash flow models, and similar techniques, and not based on market, exchange, dealer, or broker‑traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market and require significant judgment in determining the fair value assigned to such assets or liabilities.

The fair value of real estate and improvements is generally based on the income approach using a discounted cash flow analysis. Such an analysis for real estate includes projecting net cash flows from a buyer’s perspective and computing the present value of the cash flows using a market discount rate. The holding period utilized in the analysis is typically ten years, consistent with how market participants often estimate values in connection with buying and selling real estate. The cash flows include a projection of the net sales proceeds at the end of this holding period, computed using market reversionary capitalization rates and projected cash flows from the property for the year following the holding period. The valuation of real estate and improvements is considered within Level 3 in the fair value hierarchy.

Changes in fair value of real estate and improvements are reflected as unrealized gains or losses in the consolidated statement of operations. Unrealized gains or losses are reclassified to realized gains or losses upon the receipt of sales proceeds or liquidation of real estate and improvements. In instances of partial realization on real estate and improvements, the cost basis is generally relieved or credited according to the ratio of cost to fair value, and partial realized gain or loss may be recognized.

The Company capitalizes all direct costs incurred related to the acquisition of and additions to real estate and improvements and those associated with the acquisition of tenants, such as leasing commissions and tenant improvements. Capitalized costs included in the cost basis of real estate and improvements are the following costs: land, building, building improvements, tenant improvements, leasing commissions, direct acquisition costs, construction in progress, and furniture, fixtures and equipment. Ordinary repairs and maintenance are expensed as incurred.

No provision is made for depreciation on the cost of real estate projects; however, the effects of actual physical deterioration or obsolescence, if any, are taken into consideration in the application of the methods used in estimating fair value.

The Company elected the fair value option under ASC 825, Financial Instruments, to record notes payable at fair value on a recurring basis. Notes payable are recorded at fair value at each period end with changes in fair value being recorded to unrealized gain on notes payable on the accompanying consolidated statement of operations.

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2021

In valuing notes payable the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The valuation of notes payable is considered within Level 2 in the fair value hierarchy.

Interest rate caps are stated at fair value, which are determined using a pricing model that incorporates market observable inputs for interest rate curves and unobservable inputs for credit spreads. The valuation of interest rate caps is considered within Level 2 in the fair value hierarchy.

(f)    Accounts Receivable
Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. The Company recognizes revenue to the extent that amounts are probable that substantially all rental income will be collected.

(g)    Derivative Instruments and Hedging Activities
The Company records all derivative financial instruments on the consolidated statement of assets, liabilities and net assets at fair value as of the reporting date. The resulting changes in the derivatives’ fair values are included in earnings as a part of unrealized gain on interest rate cap on the consolidated statement of operations. The Company’s objective in using interest rate derivatives are to add stability to interest expense, and manage its exposure to interest rate movements and, therefore, manage its cash outflows as they relate to the underlying debt instrument. The Company uses interest rate caps as part of its interest rate risk management strategy relating to its variable rate debt instruments.

(h)    Income Taxes
The Company is not subject to federal or state income taxes. Income or loss is allocated to the members and included in their respective income tax returns. Under applicable federal and state income tax rules, limited liability companies are generally not subject to income taxes and upon filing of their initial tax returns, the REITs will elect to be taxed as real estate investment trusts under Section 856 through 860 of the Internal Revenue Code of 1986 (the “Code”). To quality as real estate investment trusts, the REITs must distribute annually at least 90% of their adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. If the REITs fail to qualify as real estate investment trusts in any taxable year, they will be subject to federal income taxes on its taxable income at regular corporate rates and may not be able to qualify as real estate investment trusts for subsequent taxable years. The Company believes that the REITs have met all of the real estate investment trust distribution and technical requirements for the period from June 25, 2021 (Inception) through December 31, 2021, and was not subject to any federal income taxes.

In accordance with ASC Topic 740, Income Taxes, the Company periodically evaluate its tax positions, including its status as pass‑through entities, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits as of December 31, 2021. Based on the Company’s evaluation, there are no uncertain tax positions or open examinations. Accordingly, no provision or liability for income taxes is included in the accompanying consolidated financial statements.

(i)    Revenue Recognition
Revenues from tenants are recorded when due from tenants and are recognized monthly as they are earned, which generally approximates a straight-line basis. Apartment units are rented under short-term leases (generally, lease terms of nine to twelve months). Rent includes base rent and operating expense reimbursements.

(j)    Expenses
Expenses include all costs incurred by the Company in connection with the management, operation, maintenance, and repair of the real estate projects and are expensed as incurred.

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2021

(k)    Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective as of March 12, 2020, through December 31, 2022. The Company has not yet adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

(3) Real Estate and Improvements, at Fair Value
The valuations of the Company’s real estate and improvements include estimates that utilize unobservable inputs that are significant to the overall valuation and are therefore categorized as Level 3 valuations. The following table summarizes the changes in real estate and improvements during the years ended December 31, 2021:

Balance as of June 25, 2021 (Inception)	$—
Net unrealized gain on real estate and improvements	138,672,611
Additions to real estate at contribution date fair value	800,000,000
Improvements to real estate	4,827,389
Balance as of December 31, 2021	$943,500,000

The Properties held by the Company had terminal capitalization rates ranging from 3.84% to 4.53% and discount rates ranging from 6.34% to 6.96%.

The significant unobservable inputs used in the fair value measurement of the Companies’ real estate and improvements are the selection of certain investment rates (discount rate and terminal capitalization rate). Significant increases (decreases) in either of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.

(4) Derivatives
The Company entered into an interest rate cap transaction with an unrelated major financial institution. The Company uses the interest rate cap in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to this financial instrument. Management believes the risk of loss due to non-performance to be minimal.

The interest rate cap has a notional amount of $14,300,000, matures on July 1, 2024, and effectively caps LIBOR at 4.00%. The fair value of the interest rate cap was $15,963 as of December 31, 2021 and is included in prepaid expenses and other assets on the accompanying consolidated statement of assets, liabilities, and net assets.

(5) Members’ Equity
(a) Distributions
Distributions of net cash flow shall initially be made to the members based on the percentage of their contributed capital. The initial amount apportioned to the members shall be distributed as follows:

(i)    First, to the members, on a pari passu basis, pro rata in accordance with their respective ownership interests, until the members have received cumulative distributions equal to the sum of their aggregate unreturned capital contributions and results in each member having achieved an internal rate of return equal to 7.5%.

(ii)    Second, to the members, on a pari passu basis, 85% to the members pro rata in accordance with their respective ownership interests and 15% to KW until the cumulative amount distributed results in each member having achieved an internal rate of return equal to 10%.

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2021

(iii)    Third, to the members, on a pari passu basis, 80% to the members pro rata in accordance with their respective ownership interests and 20% to KW until the cumulative amount distributed results in each member having achieved an internal rate of return equal to 12%.

(iv)    Fourth, to the members on a pari passu basis, 75% to the members pro rata in accordance with their respective ownership interests and 25% to KW.

(b) Income allocations
Net income or losses are allocated to the members pro rata in proportion to their respective ownership interests. The potential incentive allocation recorded on the consolidated statement of changes in net assets represents KW’s allocation of such income, gains and losses, calculated as if all investments were sold and the Company was fully liquidated at fair value determined at the end of the reporting period. As of December 31, 2021, KW’s net assets account reflects such potential incentive allocation of $15,614,639.

(6) Notes Payable, at Fair Value
As of December 31, 2021, notes payable, at fair value on the accompanying consolidated statements of assets, liabilities, and net assets consist of the following:

Property	Lender	Principal Balance	Fair Value Gain (Loss)	Notes Payable, at Fair Value	Interest Rate	Maturity Date	Terms
Alpine	Fannie Mae	$28,800,000	$1,201,000	$30,001,000	4.28%	11/29/2028	IO, PP
Apex	Fannie Mae	19,275,372	302,000	19,577,372	3.86%	4/1/2026	PP
Arya	Freddie Mac	60,400,000	496,000	60,896,000	3.59%	12/1/2026	PP
Bella Sonoma	Fannie Mae	35,927,279	112,000	36,039,279	3.59%	12/1/2025	PP
Foothill	Fannie Mae	84,000,000	(2,141,000)	81,859,000	3.04%	7/1/2031	IO, PP
Harrington Square	Fannie Mae	45,120,000	(1,150,000)	43,970,000	3.04%	7/1/2031	IO, PP
Kirker Creek	Fannie Mae	73,810,430	485,000	74,295,430	3.78%	7/1/2024	PP
Kirker Creek	Fannie Mae	13,677,198	(139,000)	13,538,198	LIBOR + 2.8%	7/1/2024	PP
Townhouses at Lost Canyon	Fannie Mae	42,923,000	333,000	43,256,000	3.63%	9/1/2026	IO, PP
Whitewater Park	Fannie Mae	55,000,000	(1,402,000)	53,598,000	3.04%	7/1/2031	IO, PP
	Total	$458,933,279	$(1,903,000)	$457,030,279

IO = Interest only
PP = Prepayment penalty applicable

Principal payments on the notes payable are as follows:

2022	$3,961,053
2023	4,296,465
2024	87,049,175
2025	36,086,399
2026	114,620,187
Thereafter	212,920,000
Total	$458,933,279

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2021

(7) Related‑Party Transactions
The Operating Agreement provides for KW to manage the assets of the Company. The Company will pay an annual asset management fee to KW equal to 0.6% per annum of Average Aggregate Actively Invested Capital as defined in the Operating Agreement.

The Company has also entered into various property management agreements (the “Property Management Agreements”) with KW Multi-Family Management Group, LLC (the “Property Manager”), an affiliate of KW, to manage the operations of the Properties. Under this arrangement, the Property Manager is paid a property management fee ranging from 2.00% - 2.50% of Gross Revenue of the Property as defined by the Property Management Agreements and reimbursements for all costs and expenses incurred in the hiring of on-site employees.

Costs and expenses incurred related to such services for the period from June 25, 2021 (Inception) through December 31, 2021, consist of the following:

Asset management	$1,104,233
Property management	693,623
Total	$1,797,856

Asset management and property management fees are included on the accompanying consolidated statements of operations. As of December 31, 2021, amounts payable to related parties totaled $534,542 and are included in accounts payable and accrued expenses on the accompanying consolidated statement of assets, liabilities, and net assets.

(8) Financial Highlights
The internal rate of return (IRR) of the Company, net of all fees and incentive allocations to the Company is 97% from June 25, 2021 (Inception) through December 31, 2021.

The IRR was computed based on quarterly compounding periods of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets as of the end of the year (residual value) of the Company’s capital account as of December 31, 2021.

Ratio to average G-Blocker's capital:
Net investment income	0.5%

Total expenses	8.5%
Potential incentive allocation to KW	9.1%
Total expenses and potential incentive allocation	17.6%

(9) Subsequent Events
In preparing these consolidated financial statements, the Companies have evaluated subsequent events and transactions for potential recognition or disclosure through March 31, 2022, the date these consolidated financial statements were available to be issued. No other events were identified requiring disclosure to the financial statements.