Form 10-Q
period 2022-03-31
Kennedy-Wilson Holdings, Inc.
filed 2022-05-05
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of May 3, 2022 was 137,790,768.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2021. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
    “KWE” refers to Kennedy Wilson Europe Real Estate Limited.
    “Adjusted EBITDA” represents net income before interest expense, loss on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in investments in unconsolidated investments, provision for (benefit from) income taxes, our share of taxes included in unconsolidated investments, share-based compensation and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as non-cash acquisition-related gains or expenses) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain
i

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
ii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$462.1	$524.8
Accounts receivable (including $16.0 and $14.2 of related party)	39.1	36.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $854.5 and $838.1)	5,067.4	5,059.8
Unconsolidated investments (including $2,012.5 and $1,794.8 at fair value)	2,166.9	1,947.6
Other assets	188.8	177.9
Loan purchases and originations	143.5	130.3
Total assets(1)	$8,067.8	$7,876.5

Liabilities
Accounts payable	$15.9	$18.6
Accrued expenses and other liabilities	575.1	619.1
Mortgage debt	3,029.1	2,959.8
KW unsecured debt	1,778.1	1,852.3
KWE unsecured bonds	606.4	622.8
Total liabilities(1)	6,004.6	6,072.6

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2022 and December 31, 2021 and Series B cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2022.	593.1	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 137,790,769 and 137,955,479 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,658.4	1,679.6
Retained earnings	191.6	192.4
Accumulated other comprehensive loss	(405.6)	(389.6)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	2,037.5	1,777.6
Noncontrolling interests	25.7	26.3
Total equity	2,063.2	1,803.9
Total liabilities and equity	$8,067.8	$7,876.5

(1) The assets and liabilities as of March 31, 2022 include $184.5 million (including cash held by consolidated investments of $11.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $148.6 million) and $107.6 million (including mortgage debt of $101.4 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2021 include $189.6 million (including cash held by consolidated investments of $11.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $152.8 million) and $129.2 million (including mortgage debt of $103.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Rental	$104.2	$88.9
Hotel	6.5	0.8
Investment management fees (includes $11.3 and $7.3 of related party fees)	11.3	7.4
Property services fees (includes $— and $0.1 of related party fees)	0.4	0.7
Loan and other	2.3	1.6
Total revenue	124.7	99.4

Income from unconsolidated investments
Principal co-investments	78.2	18.8
Performance allocations	27.2	(0.4)
Total income from unconsolidated investments	105.4	18.4

Gain on sale of real estate, net	1.9	73.5

Expenses
Rental	35.7	33.0
Hotel	4.3	1.6
Compensation and related	29.0	27.0
Share-based compensation	7.1	7.7
Performance allocation compensation	11.8	—
General and administrative	7.9	6.8
Depreciation and amortization	43.3	44.4
Total expenses	139.1	120.5
Interest expense	(50.5)	(51.6)
Loss on early extinguishment of debt	—	(14.8)
Other loss	5.8	(3.3)
Income before provision for income taxes	48.2	1.1
Provision for income taxes	(8.2)	(2.7)
Net income (loss)	40.0	(1.6)
Net loss attributable to the noncontrolling interests	0.1	0.3
Preferred dividends	(5.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$34.8	$(5.6)
Basic earnings (loss) per share
Earnings (loss) per share	$0.25	$(0.04)
Weighted average shares outstanding	136,815,290	138,772,819
Diluted earnings (loss) per share
Earnings (loss) per share	$0.24	$(0.04)
Weighted average shares outstanding	150,420,132	138,772,819
Dividends declared per common share	$0.24	$0.22

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$40.0	$(1.6)
Other comprehensive income, net of tax:
Unrealized foreign currency translation loss	(28.0)	(23.8)
Unrealized foreign currency derivative contracts gain	8.2	38.4
Unrealized gain on interest rate swaps	3.0	1.7
Total other comprehensive (loss) income for the period	(16.8)	16.3

Comprehensive income	23.2	14.7
Comprehensive (income) loss attributable to noncontrolling interests	0.8	0.5
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$24.0	$15.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance	300,000	297.9	—	—	—	—	—	—	297.9
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(796,755)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(589,317)	—	(9.7)	(2.8)	—	—	(12.5)
Stock based compensation	—	—	—	—	7.1	—	—	—	7.1
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.3)	(0.7)	(28.0)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	8.3	—	8.3
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.0	—	3.0
Common stock dividends	—	—	—	—	—	(32.8)	—	—	(32.8)
Preferred stock dividends	—	—	—	—	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	—	40.1	—	(0.1)	40.0
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2022	600,000	$593.1	137,790,769	$—	$1,658.4	$191.6	$(405.6)	$25.7	$2,063.2

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shares forfeited	—	—	(237,558)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	614,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(658,293)	—	(14.1)	—	—	—	(14.1)
Shares retired due to common stock repurchase program	—	—	(10,281)	—	(0.2)	—	—	—	(0.2)
Stock based compensation	—	—	—	—	7.7	—	—	—	7.7
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(23.6)	(0.2)	(23.8)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	38.4	—	38.4
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	1.7	—	1.7
Common stock dividends	—	—	—	—	—	(31.0)	—	—	(31.0)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net loss	—	—	—	—	—	(1.3)	—	(0.3)	(1.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.9	0.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2021	300,000	$295.2	141,074,136	$—	$1,718.6	$(18.9)	$(377.1)	$28.5	$1,646.3

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$40.0	$(1.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from sale of real estate, net	(1.9)	(73.5)
Depreciation and amortization	43.3	44.4
Above/below market and straight-line rent amortization	(1.2)	7.1
Uncollectible lease income	1.8	2.1
Provision for (benefit from) deferred income taxes	5.7	(1.8)
Amortization of deferred loan costs	2.1	6.4
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	(0.2)	1.6
Unrealized net gain on derivatives	(7.5)	(1.1)
Income from unconsolidated investments	(105.4)	(18.4)
Accretion of interest income on loans	—	(0.3)
Operating distributions from unconsolidated investments	18.0	16.4
Deferred compensation	15.3	2.6
Share-based compensation	7.1	7.7
Change in assets and liabilities:
Accounts receivable	(4.3)	(0.6)
Other assets	(10.7)	(18.9)
Accounts payable, accrued expenses and other liabilities	(61.0)	(48.7)
Net cash used in operating activities	(58.9)	(76.6)
Cash flows from investing activities:
Proceeds from collection of loans	0.1	19.8
Issuance of loans	(13.4)	(12.9)
Net proceeds from sale of consolidated real estate	33.9	228.3
Purchases of real estate	(103.7)	—
Capital expenditures to real estate	(26.6)	(47.3)
Proceeds from (premiums paid) settlement of foreign derivative contracts	5.8	(3.8)
Distributions from unconsolidated investments	7.2	21.6
Contributions to unconsolidated investments	(149.6)	(52.8)
Net cash (used in) provided by investing activities	(246.3)	152.9
Cash flows from financing activities:
Borrowings under senior notes payable	—	1,204.3
Repayment of senior notes payable	—	(576.9)
Issuance of preferred stock, net of issuance costs	297.9	—
Borrowings under line of credit	175.0	—
Repayment of line of credit	(250.0)	(150.0)
Borrowings under mortgage debt	102.7	50.4
Repayment of mortgage debt	(1.3)	(67.7)
Payment of debt issue costs	(1.4)	(17.1)
Repurchase and retirement of common stock	(31.3)	(14.3)
Common dividends paid	(36.1)	(32.6)
Preferred dividends paid	(4.3)	(4.3)
Contributions from noncontrolling interests	0.6	0.9
Distributions to noncontrolling interests	(0.4)	(0.1)
Net cash provided by financing activities	251.4	392.6
Effect of currency exchange rate changes on cash and cash equivalents	(8.9)	4.6
Net change in cash and cash equivalents(1)	(62.7)	473.5
Cash and cash equivalents, beginning of period	524.8	965.1
Cash and cash equivalents, end of period	$462.1	$1,438.6
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Cash paid for:
Interest(1)(2)	$68.6	$36.2
Income taxes	(0.2)	2.2

(1) $0.9 million and $1.1 million attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021, respectively.
(2) Excludes $1.0 million and $0.8 million of capitalized interest for the three months ended March 31, 2022 and 2021, respectively.

    As of March 31, 2022 and December 31, 2021 the Company had $35.1 million and $24.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021

Accrued capital expenditures	$9.0	$0.4
Common dividends declared but not paid on common stock	32.8	31.0
Preferred dividends declared but not paid on preferred stock	5.3	4.3

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2022 and 2021 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2022. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
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
Statement of Income Presentation

As the Co-Investment business has grown, the Company started updating the presentation of related items in the statements of income for all periods presented as this presentation reflects the prominence of this core part of its business and more closely represents how management evaluates results during an accounting period. The income from unconsolidated investments caption has been expanded to show principal co-investments and performance allocations. Principal co-investments consists of unrealized and realized gains on the Company's Co-Investments including any fair value adjustments and the Company’s share of net income and losses from Co-Investments. Performance allocations relate to special allocations to co-investments the Company manages based on the cumulative performance of the fund or investment and are subject to preferred return thresholds of its limited partners. These captions have been moved above expenses as the Co-Investments business is a significant part of the Company’s business. As the Company has compensation expense and general and administrative expenses relating to the management of this business, presenting these amounts before Expenses also provides a better understanding of the nature of those expenses. Based on the foregoing, the Company has concluded this change in presentation is justified by the circumstances thereby supporting presentation in a different position and in a different manner from its historical presentation.

The Company typically reports significant gains on sale of real estate, net. Previously, gains on sale of real estate were presented after expenses. These gains contribute to the Company’s compensation and related expenses and accordingly presentation of this significant, recurring component that is directly correlated to expenses should, in management’s view, precede those expenses on the statements of income. Furthermore, the Company accounts for gains on sale of real estate under ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, and we have determined that the updated presentation complies with that standard.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    Management fees are primarily comprised of investment management and property services fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned from the Company's auction sales and marketing business. The Company provides investment management on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
    Commissions consist of acquisition and disposition fees and auction fees. Acquisition and disposition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition or disposition price, as applicable. Acquisition and disposition fees are recognized upon the successful completion of an acquisition or disposition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Topic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.
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
    REAL ESTATE ACQUISITIONS—The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any). The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests. Real estate is recorded based on cumulative costs incurred and allocated based on relative fair value. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized as part of the real estate acquired.
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
Kennedy Wilson elected the fair value option for 51 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of March 31, 2022, the Company has $196.9 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    FOREIGN CURRENCIES — The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive loss.
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company did not adopt any new accounting standards during the three months ended March 31, 2022.
The FASB did not issue any other ASUs during the first three months of 2022 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(Dollars in millions)	2022	2021
Land	$1,286.5	$1,277.6
Buildings	3,806.6	3,744.1
Building improvements	499.3	545.6
In-place lease values	329.5	330.6
	5,921.9	5,897.9
Less accumulated depreciation and amortization	(854.5)	(838.1)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,067.4	$5,059.8
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.3 years at March 31, 2022.
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
During the three months ended March 31, 2022, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	Net Purchase Price

United Kingdom	Office building	25.5	74.1	6.9	—	106.5
		$25.5	$74.1	$6.9	$—	$106.5
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.
    Gains on Sale of Real Estate, Net
    During the three months ended March 31, 2022, Kennedy Wilson recognized gains on sale of real estate, net of $1.9 million.
During the three months ended March 31, 2021, Kennedy Wilson recognized gains on sale of real estate, net of $73.5 million. These gains are primarily due to the sale of Friars Bridge Court, an office property in the United Kingdom.
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
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at March 31, 2022:

(Dollars in millions)	Minimum
Rental Revenues(1)
2022 (remainder)	$161.0
2023	151.3
2024	127.8
2025	107.4
2026	88.0
Thereafter	274.9
Total	$910.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Joint Venture and Fund Holdings
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2022:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$741.0	$79.8	$148.5	$183.8	$187.2	$1,340.3
Ireland	399.1	145.7	—	4.2	—	549.0
United Kingdom	—	190.6	—	55.8	31.2	277.6
Total	$1,140.1	$416.1	$148.5	$243.8	$218.4	$2,166.9
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2021:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$592.1	$81.0	$131.0	$189.2	$179.6	$1,172.9
Ireland	389.5	141.1	—	3.1	—	533.7
United Kingdom	—	169.3	—	42.9	28.8	241.0
Total	$981.6	$391.4	$131.0	$235.2	$208.4	$1,947.6
    During the three months ended March 31, 2022, the change in unconsolidated investments primarily relates to $149.6 million of contributions to new and existing unconsolidated investments, $25.2 million of distributions from unconsolidated investments, $105.4 million of income from unconsolidated investments, and a $9.5 million decrease related to other items which primarily related to foreign exchange movements. Please see below for additional details.
    As of March 31, 2022 and December 31, 2021, $2,012.5 million and $1,794.8 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Contributions to Joint Ventures
The $149.6 million contributed to joint ventures, primarily to fund new acquisitions in the Company's European industrial separate account and capital calls for development of the Kona Village hotel.
    Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2022:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$6.9	$2.3	$2.6	$—	$4.1	$4.4	$—		$13.6	$6.7
Ireland	2.0	—	2.3	—	—	—	—	—	4.3	—
United Kingdom	—	—	—	—	—	—	0.1	0.5	0.1	0.5
Total	$8.9	$2.3	$4.9	$—	$4.1	$4.4	$0.1	$0.5	$18.0	$7.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    Investing distributions resulted primarily from the sales of one multifamily property in Fund VI, refinancing and buyouts from limited partners in the VHH portfolio, and a partial redemption of a non-core investment. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three and three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Income from unconsolidated investments - operating performance	$21.6	$13.5
Income from unconsolidated investments - fair value	56.6	5.3
Income from unconsolidated investments - performance allocations	27.2	(0.4)
	$105.4	$18.4

    Operating performance is related to underlying performance from unconsolidated investments. Fair value gains primarily related to the Western United States multifamily properties due to increases in market rents. The Company also saw fair value increases related to the Company's European logistics portfolio, as a result of cap rate compression on industrial assets in the United Kingdom and exchange movements on Euro denominated unconsolidated investments carried at fair value. Income from performance allocations primarily relates to the increase in the Company's unrealized performance allocation related to higher fair values on market rate multifamily properties and European Industrial assets as discussed directly above. Within the commingled funds the Company has increases in performance allocations at Fund VI relating to multifamily properties and office and flex assets that have completed their business plans. Fund V has had a decrease in performance allocations relating to cap rate expansion on urban office properties.
Vintage Housing Holdings ("VHH")
    As of March 31, 2022 and December 31, 2021, the carrying value of the Company's investment in VHH was $181.5 million and $157.9 million, respectively. The increase in the three months ended March 31, 2022 related to cash contributions for new investments and fair value gains in the current period related to rental increases at the properties and fair value increases relating to fixed rate property level mortgages as the value of these mortgages to VHH have increased as market rates have increased.
Prior period fair value gains primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments
    As of March 31, 2022, Kennedy Wilson had unfulfilled capital commitments totaling $245.9 million to eight of its unconsolidated joint ventures, including $27.7 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,012.5	$2,012.5
Net currency derivative contracts	—	19.4	—	19.4
Total	$—	$19.4	$2,012.5	$2,031.9
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,794.8	$1,794.8
Net currency derivative contracts	—	8.5	—	8.5
Total	$—	$8.5	$1,794.8	$1,803.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 51 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,779.0 million and $1,568.5 million at March 31, 2022 and December 31, 2021, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $233.5 million and $226.3 million at March 31, 2022 and December 31, 2021, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2022, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $27.7 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 51 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Beginning balance	$1,794.8	$1,136.5
Unrealized and realized gains	115.7	25.5
Unrealized and realized losses	(16.3)	(9.5)
Contributions	147.9	52.2
Distributions	(20.4)	(35.4)
Foreign Exchange	(9.7)	(13.0)
Other	0.5	1.5
Ending Balance	$2,012.5	$1,157.8
Unobservable Inputs for Real Estate
In determining estimated fair values, the Company utilizes two approaches to value real estate, a discounted cash flow analysis and direct capitalization approach.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Discounted cash flow models estimate future cash flows from a buyer's perspective (including terminal values) and compute a present value using a market discount rate. The holding period in the analysis is typically ten years. This is consistent with how market participants often estimate values in connection with buying real estate but these holding periods can be shorter depending on the life of the structure an investment is held within. The cash flows include a projection of the net sales proceeds at the end of the holding period, computed using a market reversionary capitalization rate.
Under the direct capitalization approach, the Company applies a market derived capitalization rate to current and future income streams with appropriate adjustments for tenant vacancies or rent-free periods. These capitalization rates and future income streams are derived from comparable property and leasing transactions and are considered to be key inputs in the valuation. Other factors that are taken into consideration include tenancy details, planning, building and environmental factors that might affect the property.
The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures requiring appraised valuations periodically (typically annually). All appraised valuations are reviewed and approved by the Company.
The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments, and the actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction.
The table below describes the range of unobservable inputs for real estate assets as of March 31, 2022:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.00%	7.30% — 9.30%
	Income approach - direct capitalization	3.20% — 4.90%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.80%	6.80% — 9.00%
	Income approach - direct capitalization	3.90% — 7.90%	N/A
Industrial	Income approach - discounted cash flow	4.80% — 6.30%	6.00% — 7.50%
	Income approach - direct capitalization	3.10% — 6.10%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
Residential	Income approach - discounted cash flow	N/A	N/A
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
The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the three months ended March 31, 2022 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2022, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
     Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging. Changes in fair value on hedges associated with investments that are held at fair value are recorded through principal co-investments within income from unconsolidated investments. The Company has elected to amortize the spot to forward difference ("forward points") to interest expense over the contractual life of the hedges. On hedges associated with fair value investments the forward point amortization to interest expense is recorded as a component of principal co-investments. For hedges on consolidated investments forward point amortization is recorded to interest expense on the statement of operations.
    The fair value of the currency derivative contracts held as of March 31, 2022 and December 31, 2021 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
    The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2022 and the activity during the three months ended March 31, 2022.

(Dollars, Euros and British Pound Sterling in millions)			March 31, 2022		Three Months Ended March 31, 2022
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	OCI Gains (Losses)		Income Statement Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€262.5	$10.9	$4.0	$0.1		$2.1	$1.0	$—
EUR(1)	GBP	€40.0	—	—	—		—	—	—
EUR(1)(2)	GBP	€550.0	—	—	(1.3)		—	—	—
GBP	USD	£535.0	15.8	3.4	9.7		—	1.0	—
Total Outstanding			26.7	7.4	8.5		2.1	2.0	—

Settled
GBP	USD	£100.0	—	—	2.7		—	0.1	5.8
Total Settled			—	—	2.7		—	0.1	5.8
Total			$26.7	$7.4	$11.2	(3)	$2.1	$2.1	$5.8
(1) Hedge is held by KWE on its wholly-owned subsidiaries.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $2.9 million.

    The gains recognized through other comprehensive income will remain in accumulated other comprehensive loss until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the three months ended March 31, 2022, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $28.5 million. As of March 31, 2022, the Company has hedged 90% of the gross asset carrying value of its euro denominated investments and 88% of the gross asset carrying value of its GBP denominated investments. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income and had fair value gains was $4.0 million for three months ended March 31, 2022. Changes in the value of interest rate swaps and caps that are undesignated are recorded to interest expense and reduced interest expense by $6.4 million for three months ended March 31, 2022. Some of the Company's unconsolidated investments have interest rate caps and current period changes in value resulted in a $6.3 million gain, which is recorded in principal co-investments.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2022 and December 31, 2021 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.4 billion and $5.5 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.4 billion and $5.4 billion at March 31, 2022 and December 31, 2021, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
Straight line rent receivable	$41.6	$44.3
Hedge assets	26.7	24.5
Goodwill	23.9	23.9
Interest rate caps and swaps	17.3	2.3
Furniture and equipment net of accumulated depreciation of $27.4 and $27.4 at March 31, 2022 and December 31, 2021, respectively	16.4	17.6
Other	15.6	13.0
Prepaid expenses	12.6	13.3
Deferred taxes, net	10.3	12.6
Right of use asset, net	9.4	10.0
Leasing commissions, net of accumulated amortization of $10.1 and $9.7 at March 31, 2022 and December 31, 2021, respectively	7.9	8.0
Above-market leases, net of accumulated amortization of $58.9 and $60.4 at March 31, 2022 and December 31, 2021, respectively	7.1	8.4
Other Assets	$188.8	$177.9

Right of use asset, net

    The Company, as a lessee, has three office leases and three ground leases, which qualify as operating leases, with remaining lease terms of 2 to 236 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2022 (remainder)	$1.1
2023	0.8
2024	0.5
2025	0.3
2026	0.2
Thereafter	31.0
Total undiscounted rental payments	33.9
Less imputed interest	(24.5)
Total lease liabilities	$9.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2022 and December 31, 2021:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2022	December 31, 2021
Multifamily(1)	Western U.S.	$1,495.5	$1,493.1
Commercial(1)	United Kingdom	760.1	683.8
Commercial(1)	Ireland	322.2	327.3
Commercial	Western U.S.	350.5	351.0
Commercial	Spain	39.3	40.4
Hotel	Ireland	79.8	82.0
Mortgage debt (excluding loan fees)(1)		3,047.4	2,977.6
Unamortized loan fees		(18.3)	(17.8)
Total Mortgage Debt		$3,029.1	$2,959.8
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as a reduction of interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2022 and December 31, 2021 was $2.3 million and $2.5 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 3.19% per annum as of March 31, 2022 and 3.11% as of December 31, 2021. As of March 31, 2022, 64% of Kennedy Wilson's property level debt was fixed rate, 33% was floating rate with interest caps and 3% was floating rate without interest caps, compared to 78% of Kennedy Wilson's consolidated property level debt was fixed rate, 13% was floating rate with interest caps and 9% was floating rate without interest caps, as of December 31, 2021. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 1.68% as of March 31, 2022.
Mortgage Loan Transactions and Maturities
    During the three months ended March 31, 2022, one property acquisition and one existing investment were consummated initially without any debt and were subsequently partially financed with a mortgage loan.
    The aggregate maturities of mortgage loans as of March 31, 2022 are as follows:

(Dollars in millions)	Aggregate Maturities
2022 (remainder)	$16.0
2023	365.6
2024	508.5
2025	477.0
2026	474.3
Thereafter	1,203.7
3,045.1
Unamortized debt premium	2.3
Unamortized loan fees	(18.3)
Total Mortgage Debt	$3,029.1
    As of March 31, 2022, the Company was in compliance with all financial mortgage debt covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Credit facility	$—	$75.0
Senior notes(1):
2029 Notes	601.9	601.9
2030 Notes	600.0	600.0
2031 Notes	601.9	602.0
KW unsecured debt	1,803.8	1,878.9
Unamortized loan fees	(25.7)	(26.6)
Total KW Unsecured Debt	$1,778.1	$1,852.3
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium (discount) as of March 31, 2022 and December 31, 2021 was $3.8 million and $3.9 million, respectively.

Borrowings Under Credit Facilities
    On March 25, 2020, the Company extended its $500 million revolving line of credit (the "Second A&R Facility"). The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as defined in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2022, the Company was in compliance with these covenants.
    As of March 31, 2022, the Second A&R Facility was undrawn with $500.0 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $153.1 million during the three months ended March 31, 2022.

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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes and the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2022, the maximum balance sheet leverage ratio was 0.97 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of March 31, 2022, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
KWE Euro Medium Term Note Programme(1)	607.6	624.1
Unamortized loan fees	(1.2)	(1.3)
Total KWE Unsecured Bonds	$606.4	$622.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of March 31, 2022 and December 31, 2021 was $1.9 million and $2.1 million, respectively.
    As of March 31, 2022, KWE had senior unsecured notes for an aggregate principal amount of approximately $609.5 million (based on March 31, 2022 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $607.6 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive loss. During the three months ended March 31, 2022, Kennedy Wilson recognized a loss of $1.3 million in other comprehensive income due to the strengthening of the euro against the GBP during the period.
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
As of March 31, 2022, KWE was in compliance with these covenants.
NOTE 10—EQUITY
Preferred Stock
    On March 8, 2022, the Company announced the issuance of $300 million perpetual preferred equity of the Company's preferred stock (the "Series B Preferred Stock") to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"). Under the terms of the agreement, Fairfax purchased $300 million in convertible perpetual preferred stock carrying a 4.75% annual dividend rate and 7-year warrants for approximately 13.0 million common shares with an initial conversion price of $23.00 per share. The preferred stock is callable by Kennedy Wilson at any time. The cumulative perpetual preferred stock is presented as permanent equity.
    Dividend Distributions
    Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$5.3	$4.3	$4.3	$4.3
Common Stock(1)	32.8	36.1	31.0	32.6
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the three months ended March 31, 2022 and 2021, Kennedy Wilson recognized $7.1 million and $7.7 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the three months ended March 31, 2022, Kennedy Wilson repurchased and retired 589,317 shares on the open market for $12.5 million under the stock repurchase program. During the three months ended March 31, 2021, Kennedy Wilson repurchased and retired 10,281 shares on the open market for $0.2 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during the three months ended March 31, 2022 and 2021 were net-share settled. The total shares withheld during the three months ended March 31, 2022 and 2021 were 796,755 shares and 658,293 shares, respectively. During the three months ended March 31, 2022 and 2021, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $18.6 million and $14.1 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive Loss
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2021	$(88.2)	$58.6	$(1.6)	$(31.2)
Unrealized (losses) gains, arising during the period	(28.5)	11.2	4.0	(13.3)
Noncontrolling interests	0.7	—	—	0.7
Deferred taxes on unrealized losses (gains), arising during the period	0.5	(2.9)	(1.0)	(3.4)
Balance at March 31, 2022	$(115.5)	$66.9	$1.4	$(47.2)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2022	2021
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$34.8	$(5.6)

Weighted average shares outstanding for basic	136,815,290	138,772,819
Basic earnings (loss) per basic share	$0.25	$(0.04)
Weighted average shares outstanding for diluted(1)	150,420,132	138,772,819
Diluted earnings (loss) per diluted share	$0.24	$(0.04)
(1)For the three months ended March 31, 2022 and 2021, a total of 16,253,806 and 15,134,775 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
NOTE 12—SEGMENT INFORMATION
Segment Presentation
    The Company evaluates its reportable segments in accordance with the guidance of ASC Topic 280, Segment Reporting, which aligns with how the business is being run and evaluated by the chief operating decision makers.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    In addition to the Company's two primary business segments the Company's Corporate segment includes, among other things, corporate overhead and the Company's auction group.
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
The following tables summarize income activity by segment and corporate for the three months ended March 31, 2022 and 2021 and balance sheet data as of March 31, 2022 and December 31, 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$104.2	$—	$—	$104.2
Hotel	6.5	—	—	6.5
Investment management fees	—	11.3	—	11.3
Property services fees	—	—	0.4	0.4
Loans and other	—	2.3	—	2.3
Total revenue	110.7	13.6	0.4	124.7

Income from unconsolidated investments
Principal co-investments	—	78.2	—	78.2
Performance allocations	—	27.2	—	27.2
Total income from unconsolidated investments	—	105.4	—	105.4

Gain on sale of real estate, net	1.9	—	—	1.9

Expenses
Rental	35.7	—	—	35.7
Hotel	4.3	—	—	4.3
Compensation and related	8.2	14.4	6.4	29.0
Share-based compensation	—	—	7.1	7.1
Performance allocation compensation	—	11.8	—	11.8
General and administrative	2.5	3.7	1.7	7.9
Depreciation and amortization	43.3	—	—	43.3
Total expenses	94.0	29.9	15.2	139.1
Interest expense	(29.0)	—	(21.5)	(50.5)
Other loss	3.1	—	2.7	5.8
Provision for income taxes	(1.9)	—	(6.3)	(8.2)
Net (loss) income	(9.2)	89.1	(39.9)	40.0
Net loss attributable to noncontrolling interests	0.1	—	—	0.1
Preferred dividends and accretion of preferred stock issuance costs	—	—	(5.3)	(5.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.1)	$89.1	$(45.2)	$34.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$88.9	$—	$—	$88.9
Hotel	0.8	—	—	0.8
Investment management fees	—	7.4	—	7.4
Property services fees	—	—	0.7	0.7
Loans and other	—	1.6	—	1.6
Total revenue	89.7	9.0	0.7	99.4

Income from unconsolidated investments
Principal co-investments	—	18.8	—	18.8
Performance allocations	—	(0.4)	—	(0.4)
Total income from unconsolidated investments	—	18.4	—	18.4

Gain on sale of real estate, net	73.5	—	—	73.5

Expenses
Rental	33.0	—	—	33.0
Hotel	1.6	—	—	1.6
Compensation and related	15.1	5.7	6.2	27.0
Share-based compensation	—	—	7.7	7.7
Performance allocation compensation	—	—	—	—
General and administrative	4.3	1.3	1.2	6.8
Depreciation and amortization	44.4	—	—	44.4
Total expenses	98.4	7.0	15.1	120.5
Interest expense	(32.1)	—	(19.5)	(51.6)
Loss on early extinguishment of debt	—	—	(14.8)	(14.8)
Other loss	(2.3)	—	(1.0)	(3.3)
(Provision for) benefit from income taxes	(3.9)	—	1.2	(2.7)
Net income (loss)	26.5	20.4	(48.5)	(1.6)
Net loss attributable to noncontrolling interests	0.3	—	—	0.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$26.8	$20.4	$(52.8)	$(5.6)

(Dollars in millions)	March 31, 2022	December 31, 2021
Total assets
Consolidated	$5,458.7	$5,473.9
Co-investment	2,310.4	2,077.9
Corporate	298.7	324.7
Total assets	$8,067.8	$7,876.5

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
    During the three months ended March 31, 2022, Kennedy Wilson generated pretax book income of $48.2 million related to its global operations and recorded a tax expense of $8.2 million. The tax expense for the period is below the US statutory tax rate. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC section 162(m) and tax benefits from the partial release of valuation allowances against deferred tax assets associated with the Company's excess tax basis in the KWE investment and UK real estate assets. During the quarter, the deferred tax asset (and associated valuation allowance) related to the Company's investment in KWE decreased as a result of fair value gains realized by KWE on unconsolidated investments which were not subject to tax. In addition, the Company's net deferred tax assets (and associated valuation allowance) related to the Company's excess tax basis in legacy UK real estate assets decreased due to deferred tax liabilities assumed in connection with the acquisition of Waverly Gate as such deferred tax liabilities provided a source of future taxable income to partially support the realization of the Company's legacy UK excess tax basis deferred tax assets.
    Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 31, 2021 and March 31, 2022. Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. The valuation allowance will be released when tax benefit from future real estate dispositions can be reasonably anticipated. As of March 31, 2022, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance is $72.2 million and $72.2 million, respectively, while as of December 31, 2021, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $71.7 million and $71.5 million, respectively. During the quarter ended March 31, 2022, the excess tax basis (and associated valuation allowance) increased due to currency losses and decreased due to KWE's fair value gains discussed above.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of March 31, 2022 and December 31, 2021 and consolidating statements of operations for the three months ended March 31, 2022 of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2022 or 2021.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$71.7	$69.9	$320.5	$—	$462.1
Accounts receivable	—	—	18.6	20.5	—	39.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,722.9	3,344.5	—	5,067.4
Unconsolidated investments	—	16.8	634.3	1,515.8	—	2,166.9
Investments in and advances to consolidated subsidiaries	2,079.5	4,000.6	2,614.9	—	(8,695.0)	—
Other assets	—	76.0	48.1	64.7	—	188.8
Loan purchases and originations	—	5.9	74.9	62.7	—	143.5
Total assets	$2,079.5	$4,171.0	$5,183.6	$5,328.7	$(8,695.0)	$8,067.8

Liabilities and equity
Liabilities
Accounts payable	$—	$0.6	$2.2	$13.1	$—	$15.9
Accrued expenses and other liabilities	42.0	312.8	85.8	134.5	—	575.1
Mortgage debt	—	—	1,095.0	1,934.1	—	3,029.1
KW unsecured debt	—	1,778.1	—	—	—	1,778.1
KWE unsecured bonds	—	—	—	606.4	—	606.4
Total liabilities	42.0	2,091.5	1,183.0	2,688.1	—	6,004.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	2,037.5	2,079.5	4,000.6	2,614.9	(8,695.0)	2,037.5
Noncontrolling interests	—	—	—	25.7	—	25.7
Total equity	2,037.5	2,079.5	4,000.6	2,640.6	(8,695.0)	2,063.2
Total liabilities and equity	$2,079.5	$4,171.0	$5,183.6	$5,328.7	$(8,695.0)	$8,067.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$116.4	$69.1	$339.3	$—	$524.8
Accounts receivable	—	—	16.0	20.1	—	36.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,729.1	3,330.7	—	5,059.8
Unconsolidated investments	—	14.8	618.0	1,314.8	—	1,947.6
Investments in and advances to consolidated subsidiaries	1,821.9	3,859.2	2,488.1	—	(8,169.2)	—
Other assets	—	65.9	51.6	60.4	—	177.9
Loan purchases and originations	—	6.1	61.5	62.7	—	130.3
Total assets	$1,821.9	$4,062.4	$5,033.4	$5,128.0	$(8,169.2)	$7,876.5

Liabilities
Accounts payable	$—	$1.0	$4.0	$13.6	$—	18.6
Accrued expense and other liabilities	44.3	387.2	78.0	109.6	—	619.1
Mortgage debt	—	—	1,092.2	1,867.6	—	2,959.8
KW unsecured debt	—	1,852.3	—	—	—	1,852.3
KWE unsecured bonds		—	—	622.8	—	622.8
Total liabilities	44.3	2,240.5	1,174.2	2,613.6	—	6,072.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,777.6	1,821.9	3,859.2	2,488.1	(8,169.2)	1,777.6
Noncontrolling interests	—	—	—	26.3	—	26.3
Total equity	1,777.6	1,821.9	3,859.2	2,514.4	(8,169.2)	1,803.9
Total liabilities and equity	$1,821.9	$4,062.4	$5,033.4	$5,128.0	$(8,169.2)	$7,876.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	—	—	53.8	70.9	—	124.7

Total income from unconsolidated subsidiaries	—	2.0	8.5	94.9	—	105.4

Gain on sale of real estate, net	—	—	—	1.9	—	1.9

Total expenses	7.1	22.5	52.8	56.7	—	139.1

Income from consolidated subsidiaries	47.1	92.8	96.0	—	(235.9)	—
Interest expense	—	(21.7)	(9.7)	(19.1)	—	(50.5)
Other income (loss)	—	2.8	(0.3)	3.3	—	5.8
(Loss) income before benefit from (provision for) income taxes	40.0	53.4	95.5	95.2	(235.9)	48.2
Benefit from (provision for) income taxes	—	(6.3)	(2.7)	0.8	—	(8.2)
Net (loss) income	40.0	47.1	92.8	96.0	(235.9)	40.0
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(5.3)	—	—	—	—	(5.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$34.7	$47.1	$92.8	$96.1	$(235.9)	$34.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	—	0.1	51.9	47.4	—	99.4

Total income from unconsolidated investments	—	2.9	4.2	11.3	—	18.4

Gain on sale of real estate, net	—	—	—	73.5	—	73.5

Total expenses	8.5	19.5	46.8	45.7	—	120.5

Income from consolidated subsidiaries	6.9	57.2	60.1	—	(124.2)	—
Interest expense	—	(19.5)	(11.5)	(20.6)	—	(51.6)
Loss on early extinguishment of debt	—	(14.8)	—	—	—	(14.8)
Other loss	—	(0.7)	(0.3)	(2.3)	—	(3.3)
(Loss) income before provision for income taxes	(1.6)	5.7	57.6	63.6	(124.2)	1.1
Benefit from (provision for) income taxes	—	1.2	(0.4)	(3.5)	—	(2.7)
Net (loss) income	(1.6)	6.9	57.2	60.1	(124.2)	(1.6)
Net loss attributable to the noncontrolling interests	—	—	—	0.3	—	0.3
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net (loss )income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.9)	$6.9	$57.2	$60.4	$(124.2)	$(5.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—SUBSEQUENT EVENTS
On April 22, 2022 the Company drew $250.0 million on its credit facility.
Subsequent to March 31, 2022, the Company acquired three mountain west multifamily properties for $418 million (excluding closing costs) in three separate off-market transactions. The Company invested $255 million of total equity in the three properties.

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

The COVID-19 Pandemic

The COVID-19 pandemic commenced during the first quarter of 2020 and the duration and magnitude of it still remain relatively uncertain at this time. The long-term impact of the COVID-19 pandemic on the jurisdictions that we invest, and on the Company's results in particular will largely depend on uncertain future developments, including new information which may emerge concerning the severity of COVID-19 and related variants, future laws that may be enacted, the impact on job growth and the broader economy, and reactions by consumers, companies, governmental entities and capital markets. While not significant to the overall financial results of the Company, any specific impact of the COVID-19 pandemic to the Company’s operations and financial results are discussed throughout this report. As a result of the rapid development, fluidity and uncertainty surrounding this situation, however, the status of the pandemic and the information available to us may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for 2022 and future periods.

Year to Date Highlights
•For the three months ended March 31, 2022, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $34.8 million as compared to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $5.6 million for the same period in 2021. For the three months ended March 31, 2022 we had Adjusted EBITDA of $160.1 million as compared to $127.6 million for the prior-year period. The increases in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA are due to higher fair value gains in the three months ended March 31, 2022 as compared to the same period in 2021. Net income in the current period is also higher due to loss on extinguishment of debt associated with the 2024 Notes in the prior period with no comparable activity in the current period.
•We recorded significant fair value gains and unrealized performance allocations (aggregate of $83.8 million) in the current period primarily due to the increase in value of our European Industrial portfolio and Western United States multifamily portfolio. We have observed (both from recent transactions that we have entered into and third party transactional market data) significant cap rate compression of European Industrial assets in our markets which contributed to the fair value gains that we recorded during the period. We have also observed continued rental rate increases for new leases and renewals in our US multifamily portfolio that has increased the NOI at the properties.

•We acquired $523.9 million (KW share of $280.2 million) of real estate and originated $245.6 million (KW share of $12.3 million) of loans secured by real estate.
•On March 8, 2022, the Company announced the issuance of $300 million aggregate liquidation preference of perpetual preferred equity of the Company's preferred stock (the "Series B Preferred Stock") to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"). Under the terms of the agreement, Fairfax purchased $300 million aggregate liquidation preference of cumulative perpetual preferred stock, which accrues cumulative cash dividends at a rate of 4.75% per annum, and 7-year warrants for approximately 13.0 million common shares with an initial exercise price of $23.00 per share. The preferred stock is callable by Kennedy Wilson at any time. The preferred stock is callable by Kennedy Wilson at any time. The convertible perpetual preferred stock is presented as permanent equity.
Company Overview
    We own, operate and develop real estate with the objective of maximizing earnings over the long run for ourselves and our equity partners. As of March 31, 2022, we had 222 employees in 12 offices throughout the United States, the United Kingdom, Ireland and Spain. As of March 31, 2022, our Real Estate Assets Under Management ("AUM") stood at $22.5 billion. The real estate that we hold in our global portfolio consists primarily of multifamily apartments (55%) and commercial

(43%) based on Consolidated NOI and JV NOI. Geographically, we focus on the Western United States (59%), the United Kingdom (20%) and Ireland (18%).
Our investment activities in our Consolidated Portfolio (as defined below) involve ownership of multifamily units, office, retail and industrial space and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of March 31, 2022, our fee-bearing capital was $5.3 billion and we recognized $11.3 million in base investment management fees and $27.2 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the three months ended March 31, 2022. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.
The table below details key metrics of the Consolidated and Co-Investments portfolio as of March 31, 2022.

	Consolidated	Co-Investments
Multifamily units - market rate	10,460	14,939
Multifamily units - affordable	—	11,066
Office feet square feet (millions)	5.2	7.1
Retail and industrial square feet (millions)	3.3	8.6
Hotels	1	1
Real estate debt - 100% (billions)	$—	$2.0
Real estate debt - KW share (millions)	$—	$148.4
Revenues (millions)	$110.7	$89.4
NOI (millions)	$69.4	$38.7
AUM (billions)	$9.8	$12.8
    In our Co-investments Portfolio, 93% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $599.0 million over the next three years. These costs are generally financed by cash from our balance sheet, cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by experienced Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional details in the section titled Development and Redevelopment below.
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

Historical Operating Results
    During the last five years, occupancy, NOI, Adjusted EBITDA and fee-bearing capital of KW was as follows (at share):

	Three Months Ended March 31,
($ in millions, except fee bearing capital which $ in billions)	2022	2021	2020	2019	2018
Multifamily Occupancy	95.3%	95.1%	94.9%	94.7%	94.3%
% change	0.2%	0.2%	0.2%	0.4%	—%
Office Occupancy	92.5%	91.9%	92.3%	93.1%	95.6%
% change	0.7%	(0.4)%	(0.9)%	(2.6)%	—%
Consolidated NOI(1)	$69.4	53.2	70.3	72.0	90.7
% change	30.5%	(24.3)%	(2.4)%	(20.6)%	—%
JV NOI(1)	$38.7	26.4	29.9	16.5	13.2
% change	46.6%	(11.7)%	81.2%	25.0%	—%
Adjusted EBITDA(1)	$160.1	127.6	112.0	120.2	122.6
% change	25.5%	13.9%	(6.8)%	(2.0)%	—%
Fee-bearing capital	$5.3	4.1	3.3	2.3	1.9
% change	29.3%	24.2%	43.5%	21.1%	—%
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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership in our Co-Investment Portfolio assets of 37% as of March 31, 2022.
    In addition to our two primary business segments our Corporate segment includes, among other things, our corporate overhead and our auction group.
Consolidated Portfolio
    Our Consolidated Portfolio is a permanent capital vehicle focused on maximizing property cash flow. These assets are primarily wholly-owned and tend to have longer hold periods and we target investments with accretive asset management opportunities. We typically focus on office and multifamily assets in the Western United States and commercial assets in the United Kingdom and Ireland within this vehicle.
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of March 31, 2022 and December 31, 2021:

($ in millions)	March 31, 2022	December 31, 2021
Cash(1)	$346.8	$362.3
Real estate	5,067.4	5,059.8
Accounts receivable and other assets	115.9	111.7
Total Assets	$5,530.1	$5,533.8

Accounts payable	14.7	17.4
Accrued expenses	148.0	126.8
Mortgage debt	3,029.1	2,959.8
KWE bonds	606.4	622.8
Total Liabilities	3,798.2	3,726.8

Equity	$1,731.9	$1,807.0
(1)Excludes $115.3 million and $162.5 million as of March 31, 2022 and December 31, 2021 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents the carrying value of balance sheet which is primarily at fair value on our Co-Investment Portfolio at our share of the underlying investments as of March 31, 2022 and December 31, 2021:

($ in millions)	March 31, 2022	December 31, 2021
Cash	$120.3	$103.7
Real estate	3,966.3	3,667.9
Loans	143.5	143.4
Accounts receivable and other assets	342.3	311.9
Total Assets	$4,572.4	$4,226.9

Accounts payable and accrued expenses	106.8	87.1
Mortgage debt	2,155.2	2,061.9
Total Liabilities	2,262.0	2,149.0

Equity	$2,310.4	$2,077.9
    Separate accounts
    We have several equity partners whereby we act as the general partner of these joint ventures and receive investment management fees including asset management, acquisition, disposition, financing, construction management, performance and other fees. In addition to acting as the asset manager and general partner of such joint ventures, we are also a co-investor in the properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of March 31, 2022, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds
    We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our two U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of March 31, 2022, our weighted average ownership interest in the commingled funds that we manage was 12%.

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
Our global multifamily portfolio has 36,465 units as of March 31, 2022, which consists of 31,664 stabilized units and 4,801 units that are undergoing lease up or are in the process of being developed.
    As of March 31, 2022, we hold ownership interests in 142 assets that include 10,460 consolidated market rate multifamily apartment units, 14,939 market rate units within our Co-Investment Portfolio and 11,066 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region (includes Utah, Idaho, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon) The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of March 31, 2022, the VHH portfolio includes 8,949 stabilized rental units with another 2,117 units currently undergoing stabilization, development or entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of March 31, 2022 we have contributed an additional $115.0 million into VHH and have received $245.7 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $183.1 million as of March 31, 2022. Since our acquisition in 2015, we have recorded $172.6 million worth of fair value gains on our investment in VHH, including $12.5 million during the three months ended March 31, 2022.
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
Our industrial portfolio consists mainly of last mile distribution centers located in the United Kingdom and the Mountain West region of the United States.
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
    As of March 31, 2022, we hold investments in 65 office properties totaling over 12.3 million square feet and 124 retail and industrial properties totaling 11.9 million square feet predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 5.2 million square feet of office space and 3.3 million square feet of retail and industrial space. Our Co-Investment portfolio has 7.1 million square feet of office space and 8.6 million square feet of retail and industrial space.
    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of March 31, 2022, we have 2,279 multifamily units, 0.5 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.2 billion (approximately 51% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
    Real Estate Debt
    We have a global debt platform with multiple partners. In March 2022, we announced the expansion of our global debt platform to over $6 billion. Our global debt platform, which includes partners across insurance and sovereign wealth funds, invests across the entire real estate debt capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global debt platform investments have been made without the use of any leverage.
    As of March 31, 2022, we held interests in 33 loans with an average interest rate of 7.0% per annum and an unpaid principal balance ("UPB") of $2.0 billion of real estate debt (of which our share was a UPB of $148.4 million) located in the Western U.S and the United Kingdom and are invested through our Co-Investment Portfolio. Our share of the loans consist of 79% that have floating interest rates. Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. All of the loans in our global debt platform are performing in line with expectations and making payments as contractually agreed.
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
Hotel
    We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of March 31, 2022, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star resort development that will contain 150 rooms in Kona, Hawaii.
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
    As of March 31, 2022, we held 19 investments that are primarily comprised of 219 residential units/lots and 3,778 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of March 31, 2022, these investments had a gross asset value of $284.0 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of March 31, 2022, $2.0 billion or 93% of our investments in our Co-Investment Portfolio (25% of total assets) are held at estimated fair value. As of March 31, 2022, there were cumulative fair value gains on investments still held of $655.7 million which comprises 33% of the $2.0 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $172.6 million of the $655.7 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the three months ended March 31, 2022, we recognized $56.6 million and $27.2 million, respectively, of net fair value gains and performance fees on co-investment portfolio investments.

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

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.00%	7.30% — 9.30%
	Income approach - direct capitalization	3.20% — 4.90%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.80%	6.80% — 9.00%
	Income approach - direct capitalization	3.90% — 7.90%	N/A
Industrial	Income approach - discounted cash flow	4.80% — 6.30%	6.00% — 7.50%
	Income approach - direct capitalization	3.10% — 6.10%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
Residential	Income approach - discounted cash flow	N/A	N/A

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

Selected Financial Data

In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2022 dating back to 2018.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
GAAP
Revenues	$124.7	$99.4	$123.3	$140.7	$190.1
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	34.8	(5.6)	(9.9)	(5.3)	(2.4)
Basic income (loss) per share of common stock	0.25	(0.04)	(0.07)	(0.04)	(0.02)
Diluted income (loss) per share of common stock	0.24	(0.04)	(0.07)	(0.04)	(0.02)
Dividends declared per share of common stock	0.24	0.22	0.22	0.21	0.19
Non-GAAP(1)
Adjusted EBITDA	160.1	127.6	112.0	120.2	122.6
Adjusted EBITDA percentage change	25%	14%	(7)%	(2)%	—%
Adjusted Net Income	85.4	47.0	44.8	53.9	63.2
Adjusted Net Income percentage change	82%	5%	(17)%	(15)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

    The following tables show selected financial items as of March 31, 2022 and as of December 31, 2021 through 2018:

	March 31,	December 31,
(in millions)	2022	2021	2020	2019	2018
Cash and cash equivalents	$462.1	$524.8	$965.1	$573.9	$488.0
Total assets	8,067.8	7,876.5	7,329.0	7,304.5	7,381.8
Mortgage debt	3,029.1	2,959.8	2,589.8	2,641.0	2,950.3
KW unsecured debt	1,778.1	1,852.3	1,332.2	1,131.7	1,202.0
KWE unsecured bonds	606.4	622.8	1,172.5	1,274.2	1,260.5
Kennedy Wilson equity	2,037.5	1,777.6	1,644.5	1,678.7	1,246.7
Noncontrolling interests	25.7	26.3	28.2	40.0	184.5
Total equity	2,063.2	1,803.9	1,672.7	1,719.2	1,431.2
Common shares outstanding	137.8	138.0	141.4	151.6	143.2

The following table shows the historical U.S. federal income tax treatment of Company’s common stock dividend for the years ended December 31, 2021 through 2017:

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
    The table below details the changes in the Company's AUM for the three months ended March 31, 2022:

(in millions)	December 31, 2021	Increases	Decreases	March 31, 2022
IMRES AUM	$21,569.2	$1,492.9	$(525.2)	$22,536.9
    AUM increased 4.5% to approximately $22.5 billion as of March 31, 2022. The increase is due to Western United States multifamily acquisitions and fair value increases, European office and industrial acquisitions and new loan originations These were offset by decreases from sales from US commingled funds and non core retail assets in Europe.
Foreign Currency and Currency Derivative Instruments
    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$104.2	$—	$—	$104.2
Hotel	6.5	—	—	6.5
Investment management fees	—	11.3	—	11.3
Property services fees	—	—	0.4	0.4
Loans and other	—	2.3	—	2.3
Total revenue	110.7	13.6	0.4	124.7
Income from unconsolidated investments
Principal co-investments	—	78.2	—	78.2
Performance allocations	—	27.2	—	27.2
Total income from unconsolidated investments	—	105.4	—	105.4

Gain on sale of real estate, net	1.9	—	—	1.9
Expenses
Rental	35.7	—	—	35.7
Hotel	4.3	—	—	4.3
Compensation and related	8.2	14.4	6.4	29.0
Share-based compensation	—	—	7.1	7.1
Performance allocation compensation	—	11.8	—	11.8
General and administrative	2.5	3.7	1.7	7.9
Depreciation and amortization	43.3	—	—	43.3
Total expenses	94.0	29.9	15.2	139.1
Interest expense	(29.0)	—	(21.5)	(50.5)
Other income	3.1	—	2.7	5.8
Provision for income taxes	(1.9)	—	(6.3)	(8.2)
Net (loss) income	(9.2)	89.1	(39.9)	40.0
Net loss attributable to the noncontrolling interests	0.1	—	—	0.1
Preferred dividends and accretion of preferred stock issuance costs	—	—	(5.3)	(5.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(9.1)	89.1	(45.2)	34.8
Add back (less):
Interest expense	29.0	—	21.5	50.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	11.3	—	11.3
Depreciation and amortization	43.3	—	—	43.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.1	—	1.1
Provision for income taxes	1.9	—	6.3	8.2
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.5)	—	—	(1.5)
Preferred dividends and accretion of preferred stock issuance costs	—	—	5.3	5.3
Share-based compensation	—	—	7.1	7.1
Adjusted EBITDA(1)	$63.5	$101.6	$(5.0)	$160.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$88.9	$—	$—	$88.9
Hotel	0.8	—	—	0.8
Investment management fees	—	7.4	—	7.4
Property services fees	—	—	0.7	0.7
Loans and other	—	1.6	—	1.6
Total revenue	89.7	9.0	0.7	99.4
Income from unconsolidated investments
Principal co-investments	—	18.8	—	18.8
Performance allocations	—	(0.4)	—	(0.4)
Total income from unconsolidated investments	—	18.4	—	18.4

Gain on sale of real estate, net	73.5	—	—	73.5
Expenses
Rental	33.0	—	—	33.0
Hotel	1.6	—	—	1.6
Compensation and related	15.1	5.7	6.2	27.0
Share-based compensation	—	—	7.7	7.7
Performance allocation compensation	—	—	—	—
General and administrative	4.3	1.3	1.2	6.8
Depreciation expense	44.4	—	—	44.4
Total expenses	98.4	7.0	15.1	120.5
Interest expense	(32.1)	—	(19.5)	(51.6)
Loss on early extinguishment of debt	—	—	(14.8)	(14.8)
Other loss	(2.3)	—	(1.0)	(3.3)
(Provision for) benefit from income taxes	(3.9)	—	1.2	(2.7)
Net income (loss)	26.5	20.4	(48.5)	(1.6)
Net loss attributable to the noncontrolling interests	0.3	—	—	0.3
Preferred dividends	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	26.8	20.4	(52.8)	(5.6)
Add back (less):
Interest expense	32.1	—	19.5	51.6
Loss on early extinguishment of debt	—	—	14.8	14.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	7.9	—	7.9
Depreciation and amortization	44.4	—	—	44.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.7	—	1.7
Provision for (benefit from) income taxes	3.9	—	(1.2)	2.7
Fees eliminated in consolidation	(0.3)	0.3	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.9)	—	—	(1.9)
Preferred dividends	—	—	4.3	4.3
Share-based compensation	—	—	7.7	7.7
Adjusted EBITDA(1)	$105.0	$30.3	$(7.7)	$127.6
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net income to common shareholders was $34.8 million for the three months ended March 31, 2022 and GAAP net loss to common shareholders was $5.6 million for the three months ended March 31, 2021
    Adjusted EBITDA was $160.1 million and $127.6 million for the three months ended March 31, 2022 and 2021, respectively.
    The increase in GAAP net income to common shareholders and Adjusted EBITDA is due to higher fair values on European industrial assets and Western United States multifamily properties during the three months ended March 31, 2022 as compared to the prior period. Increase in GAAP net income to common shareholders and Adjusted EBITDA is offset by gain on sale of real estate from Friar's Bridge Court during the three months ended March 31, 2021.
    Operational Highlights
    Same store property highlights for the three months ended March 31, 2022 include:
•For our 13,108 same property multifamily units for the three months ended March 31, 2022 as compared to same period in 2021:
◦occupancy decreased slightly to 94.9% from 95.3%
◦net operating income increased by 13.5%
◦total revenues increased by 10.9%
•For 4.1 million square feet of same property office real estate for the three months ended March 31, 2022 as compared to the prior period:
◦occupancy decreased to 93.3% from 95.2%
◦net operating income decreased by 4.9%
◦total revenues decreased by 2.1%
•Investment Transactions
◦acquired $523.9 million of real estate assets and $245.6 million of loans (our share of which was $280.2 million and $12.3 million, respectively) and sold $193.0 million of assets (our share of which was $58.6 million)
    Foreign Exchange - Results of Operations
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

	Three Months Ended March 31, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.4)	—%	$—	—%	$(0.4)	—%
Net income	(0.5)	(1)%	(10.1)	(29)%	(10.6)	(30)%
Adjusted EBITDA	(0.8)	—%	(10.1)	(6)%	(10.9)	(6)%

	Three Months Ended March 31, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.4	—%	$—	—%	$0.4	—%
Net loss	(1.6)	29%	(7.9)	141%	(9.5)	170%
Adjusted EBITDA	(1.1)	(1)%	(8.0)	(6)%	(9.1)	(7)%
    Consolidated Portfolio Segment
    Rental income was $104.2 million for the three months ended March 31, 2022 as compared to $88.9 million for the same period in 2021. The $15.3 million increase is primarily due to the acquisition of wholly-owned office properties in the United Kingdom in the second half of 2021 and the first quarter of 2022. Additionally, we had a $1.8 million reduction to rental income for the three months ended March 31, 2022 as we assessed the full collection of these rents as improbable which was primarily driven by the impact of the COVID-19 pandemic. We had a $2.1 million reduction in total to rental income for the three months ended March 31, 2021. This reduction was offset by the cash collection of $1.8 million we received during the three months ended March 31, 2022 on previously reserved receivables which increased rental income with no comparable activity in the prior period. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $6.5 million for the three months ended March 31, 2022 as compared to $0.8 million for the same period in 2021. The $5.7 million increase is primarily due to the lifting of COVID-19 restrictions in Ireland that led to increased operations at the Shelbourne Hotel during the three months ended March 31, 2022. Conversely, in the three months ended March 31, 2021, the Shelbourne Hotel severely limited its operations due to COVID-19-related restrictions.
Gain on sale of real estate, net was $1.9 million for the three months ended March 31, 2022 compared to $73.5 million during the same period in 2021. The gain recognized during the three months ended March 31, 2022 relates to non-core retail assets in United Kingdom and Western United States. The gains recognized during the three months ended March 31, 2021 relate to the sale of Friars Bridge Court, an office building in the United Kingdom
    Rental expenses increased to $35.7 million for the three months ended March 31, 2022 as compared to $33.0 million for the three months ended March 31, 2021. The increase is due to new acquisitions of wholly-owned office properties in the United Kingdom as discussed above.
    Hotel expenses increased to $4.3 million for the three months ended March 31, 2022 as compared to $1.6 million for the three months ended March 31, 2021 primarily due to increased operations of the Shelbourne Hotel during the first quarter of 2022 as described above.
    Compensation expense decreased to $8.2 million for the three months ended March 31, 2022 as compared to $15.1 million for the three months ended March 31, 2021 due to lower bonus accrual allocation to the Consolidated segment during the three months ended March 31, 2022 as compared to the prior period driven by lower gains on sale of real estate. The decrease in compensation expenses allocated to the Consolidated Portfolio segment as discussed above is offset by an increase in compensation expense in the Co-Investment Portfolio segment as a result of higher fair values and performance allocations associated with investments in the Co-Investment portfolio.
General and administrative expenses were $2.5 million for the three months ended March 31, 2022 as compared to $4.3 million for the three months ended March 31, 2021. Similar to compensation expense discussed above, the change is primarily due to the lower allocation of corporate overhead costs to the Consolidated segment in the current period.
Depreciation and amortization decreased to $43.3 million during the three months ended March 31, 2022 as compared to $44.4 million. The decrease is primarily due to lower amortization expense associated with lease intangibles that were fully amortized in the prior period.
    Interest expense was $29.0 million for the three months ended March 31, 2022 as compared to $32.1 million for the same period in 2021. The decrease is primarily due to payoff of the KWE Bonds subsequent to the first quarter 2021 which was slightly offset by higher property level debt balances due to acquisitions. The decrease in interest expense in the Consolidated segment due to the payoff of the KWE Bonds was offset by an increase in interest expense in the Corporate segment as proceeds from senior note issuances were used to pay off the KWE Bonds.

Other income was $3.1 million for three months ended March 31, 2022 as compared to other loss $2.3 million for the three months ended March 31, 2021. We had mark to market fair value gains of $3.7 million on the Company's undesignated interest rate caps and swap contracts in the current period. We have entered into these contracts to hedge against rising interest rates associated with our variable rate property level mortgages. The gains from the interest rate contracts was offset by realized foreign currency exchange movements. Other loss for the three months ended March 31, 2021 was due to realized foreign exchange losses.
    Co-Investment Portfolio Segment
Investment Management
    On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the three months ended March 31, 2022, we had fees recorded through revenues of $11.3 million as compared to $7.4 million from the same period in 2021. During the three months ended March 31, 2022, we had higher base management fees as a result of having more assets under management in our Co-Investment portfolio mainly from new assets under management in our European Industrial platform and Western United States multifamily separate accounts. There was also an increase in assets under management in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $2.3 million for the three months ended March 31, 2022 as compared to $1.6 million for the same period in 2021. These amounts represent interest income on our share of loans within our global real estate debt platform and the increase is due to the growth of the platform over the last year.
    Expenses increased to $29.9 million for the three months ended March 31, 2022 as compared to $7.0 million. The increase compared to the prior period was primarily due to the accrual of $11.8 million of performance allocation compensation under our performance allocation sharing program as described throughout this report as well as the allocation of $7.4 million in discretionary compensation expenses. The accrual of the performance allocation compensation is due to the net increase in the underlying valuation of the assets that we account for on a fair value basis and the resulting net increase in the performance allocation accrual.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Revenue
Rental	$54.2	$37.7
Sale of real estate	8.0	18.6
Total revenue	62.2	56.3

Fair Value/other adjustments	55.6	4.3
Performance allocations	27.2	(0.4)

Expenses
Rental	15.5	11.3
Cost of real estate sold	5.7	15.9
Depreciation and amortization	1.1	1.8
Total expenses	22.3	29.0

Interest expense	(11.3)	(7.9)
Other loss	(6.0)	(4.9)
Income from unconsolidated investments	$105.4	$18.4

    The increase in income from unconsolidated investments primarily related to fair value gains as well as increases in performance allocations on our Western United States multifamily assets and European industrial assets. Fair value gains on multifamily assets were primarily due to increasing market rents and fair value gains on European industrial assets primarily related to increasing market rents and some cap rate compression. These gains were offset by fair value losses and a reduction in performance allocations at Fund which had cap rate expansion on some of its urban office properties. Our share of JV NOI (rental income net of rental operating expenses) increased in the current period primarily due to additional assets in the Co-Investments in the current period. The increase described above is offset by $2.6 million of fair value losses that the Company recorded during the period on the underlying value of certain assets in the Co-Investment Portfolio and a resulting reduction of $9.5 million in the performance allocation accrual with respect to the same.
During the three months ended March 31, 2022, we recorded a $27.2 million increase in the accrual for performance allocations primarily relating to our separate account investments. The increase in the accrual is due to fair value gains on Western United States multifamily assets and European industrial assets. This was offset by performance allocation decreases due to fair value losses on office properties in commingled fund as described above. During the three months ended March 31, 2021 we had $0.4 million decrease in the accrual for performance fees relating to our commingled business.
Corporate
    Expenses increased to $15.2 million for the three months ended March 31, 2022 as compared to $15.1 million due to higher discretionary bonus compensation expense which was offset by lower share based compensation expenses for the three months ended March 31, 2022.
    Interest expense was $21.5 million for the three months ended March 31, 2022 as compared to $19.5 million for the same period in 2021. For the three months ended March 31, 2022 we had higher corporate debt balances outstanding which lead to an increase in interest expense.
The $14.8 million loss on the early extinguishment of debt for the three months ended Mach 31, 2021, was due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the current period.
Other income increased to $2.7 million for the three months ended March 31, 2022 as compared to other loss of $1.0 million for the same period in 2021. We had mark to market fair value gains on interest rate caps that the Company bought to hedge its variable rate interest rate exposure during three months ended March 31, 2022.

Our income tax expense was $8.2 million for the three months ended March 31, 2022 as compared to an income tax expense of $2.7 million in 2021. The increase in income tax expense is primarily attributable to a $47.1 million increase in worldwide pre-tax book income in 2022 as compared to the same period in the prior year. Our effective tax rate for the three months ended March 31, 2022 was 17.0% as compared to an effective tax rate of 245.5% in 2021. Significant items impacting the 2022 quarterly provision include: tax charges associated with non-deductible executive compensation under IRC section 162(m) and tax benefits from the partial release of valuation allowances against deferred tax assets associated with our excess tax basis in the KWE investment and UK real estate assets. During the quarter, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased as a result of fair value gains realized by KWE on unconsolidated investments which were not subject to tax. In addition, our net deferred tax assets (and associated valuation allowance) related to our excess tax basis in legacy UK real estate assets decreased due to deferred tax liabilities assumed in connection with the acquisition of Waverly Gate as such deferred tax liabilities provided a source of future taxable income to partially support the realization of our legacy UK excess tax basis deferred tax assets. The effective tax rate for 2021 exceeded the statutory tax rate due to non-deductible executive compensation under IRC section 162(m) and non-deductible interest expense in the United Kingdom.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$34.8	$(5.6)
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(27.3)	(23.6)
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	8.2	38.4
Unrealized income on interest rate swaps	3.0	1.7
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$18.7	$10.9

Included within the net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Realized foreign currency exchange (loss) gain- consolidated statements of operations	$(0.5)	$(2.3)
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$(0.5)	$(2.3)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2022 and 2021 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2022	2021
Euro	(2.6)%	(3.8)%
GBP	(2.9)%	0.9%

Comprehensive income, net of taxes and noncontrolling interests, for the three months ended March 31, 2022 and 2021 was income of $18.7 million and $10.9 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes and the reversal of prior losses as the contracts get closer to their maturity date.
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

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt, revolving credit facility (when applicable) and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our revolving credit facility. As of March 31, 2022, we and our consolidated subsidiaries had $462.1 million ($312.2 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $120.3 million and had $500.0 million of availability under our revolving credit facility. Subsequent to March 31, 2022, we drew $250.0 million on our revolving credit facility. As of March 31, 2022, we have $35.1 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
    Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. Under the KWE Notes covenants we have to maintain certain interest coverage and leverage ratios to remain in compliance (see "Indebtedness and Related Covenants" for more detail on KWE Notes). Due to these covenants, we evaluate the tax and covenant implications before we distribute cash, which could impact the availability of funds at the corporate level.
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
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of March 31, 2022, we had 2,279 multifamily units, 0.5 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.2 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2022, we had incurred $613.0 million of costs to date and expect to spend an additional $599.0 million to develop to completion or complete the entitlement process on these projects. Of the $599.0 million of remaining costs to complete, we currently expect $255.0 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 2,117 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $29.4 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Ireland(3)	Office	Kildare(5)	Under Construction	2022	2022	65,000	—	$62	$57	$5
Mountain West	Multifamily	River Pointe(5)	Under Construction	2022	2023	—	89	23	12	11
Nor. California	Multifamily	38° North Phase II(5)	Under Construction	2023	2024	—	172	73	8	65
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	2024	7,000	287	69	43	26
Mountain West	Multifamily	Dovetail(5)	Under Construction	2023	2024	—	240	56	14	42
Mountain West	Multifamily	Oxbow(6)	Under Construction	2023	2024	—	268	41	10	31
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2023	2024	—	210	60	10	50
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	2024	—	471	123	97	26
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2024	395,000	—	165	83	82
Ireland(3)	Mixed-Use	The Cornerstone(6)	Under Construction	2024	2025	20,000	232	70	23	47
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	2024	—	150	343	236	107
So. California	Multifamily	University Glen Phase II(5)	Planning Received	2024	2025	—	310	109	2	107
Mountain West	Multifamily	Bend(6)	In Planning	TBD	TBD	—	TBD	TBD	18	TBD
	Total					487,000	2,429	$1,194	$613	$599
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored, totaling 405 multifamily units, 0.1 million commercial sq. ft. and KW Gross Asset Value of $39 million.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $255 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €0.90 = $1 USD and £0.76 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have seven assets that comprise 0.8 million commercial square feet that is currently unstabilized and is undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $38.7 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized:

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)
2022
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	$0.2
Maidenhead	Consolidated	United Kingdom(2)	Office	100%	1	65,000	—	0.1
		2022 Subtotal			2	119,000	—%	$0.3
2023
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	59	9.0
136 El Camino	Consolidated	Southern California	Office	100%	1	30,000	—	8.4
Hamilton Landing H7	Consolidated	Northern California	Office	100%	1	61,000	—	5.8
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	32	15.2
		2023 Subtotal			5	729,000	41%	$38.4

		Total Lease-Up			7	848,000	36%	$38.7
Note: The table above excludes minority-held investments and three wholly-owned assets expected to sell, 1.3 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.90 = $1 USD and £0.76 = $1 USD

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of March 31, 2022, we had $144.8 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the three months ended March 31, 2022 and 2021 the Company recognized $3.2 million and $2.6 million, respectively, under the Deferred Cash Bonus Program.

As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vest ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the quarter ended March 31, 2022, the Company accrued $11.8 million of performance allocation expense related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net cash used in operating activities	$(58.9)	$(76.6)
Net cash (used in) provided by investing activities	(246.3)	152.9
Net cash provided by financing activities	251.4	392.6
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  We had cash flows used in operations of $58.9 million and $76.6 million for the three months ended March 31, 2022 and 2021, respectively. The change was due to higher interest expense for three months ended March 31, 2021 from loss on extinguishment and accrued interest associated with the tender offer on the 2024 Notes.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash used in investing activities totaled $246.3 million for the three months ended March 31, 2022. We received $33.9 million from the sale of non-core retail assets in the United Kingdom and Western United States. We received $7.2 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds. Our share of new loans issued as part of our debt platform were $13.4 million and we received $0.1 million of proceeds from repayments on loans issued. During the three months ended March 31, 2022 we acquired $103.7 million of consolidated real estate assets through the acquisition of Waverley Gate an office building in Scotland. We spent $26.6 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $149.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform and commingled funds.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $251.4 million for the three months ended March 31, 2022. The Company received proceeds of $297.9 million from the issuance of perpetual preferred stock and warrants to Fairfax. We drew $175.0 million on our revolving line of credit and repaid $250.0 million on our revolving line of credit during the three months ended March 31, 2022. Kennedy Wilson received proceeds of $102.7 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $1.3 million of mortgage debt. During the three months ended March 31, 2022, we paid common dividends of $36.1 million and preferred dividends of $4.3 million and we repurchased $31.3 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At March 31, 2022, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$3,045.2	$15.9	$1,351.1	$818.1	$860.1
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	—	—	—	—	—
KWE Unsecured bonds(4) (5)	609.5	—	609.5	—	—
Total borrowings	5,454.7	15.9	1,960.6	818.1	2,660.1
Operating leases	2.0	1.0	0.9	0.1	—
Ground leases(8)	32.2	0.2	0.8	0.2	31.0
Total contractual cash obligations(7)	$5,488.9	$17.1	$1,962.3	$818.4	$2,691.1
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $88.0 million; 1-3 years - $296.9 million; 4-5 years - $87.7 million; After 5 years - $67.0 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2022.
(2) Excludes $2.3 million of net unamortized debt premium on mortgage debt.
(3) Excludes $3.8 million of net unamortized debt premium on senior notes.
(4) Excludes $45.1 million of unamortized loan fees.
(5) Excludes $1.9 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $16.3 million; 1-3 years - $1,913.7 million; 4-5 years - $814.1 million; After 5 years - $2,653.8 million.
(7) Table above excludes $261.2 million unfulfilled capital commitments to our unconsolidated and fund investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes and the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 notes, 2030 notes and 2031 notes included in the Company's consolidated balance sheets was $601.9 million, $600.0 million and $601.9 million at March 31, 2022.
    KWE Senior Notes Payable
    KWE has notes outstanding ("KWE Notes") $609.5 million (based on March 31, 2022 rates) (€550 million). The KWE Notes were issued at a discount and have a carrying value of $607.6 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.
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

    The Company did not have anything outstanding on the Second A&R Facility with $500.0 million available to be drawn as of March 31, 2022.
    Debt Covenants
    The Second A&R Facility and the indentures governing the 2029 notes, 2030 notes and 2031 notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Second A&R Facility requires Kennedy Wilson to maintain a minimum consolidated tangible net worth and a specified amount of cash and cash equivalents.
    The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2022, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the 2029 notes, 2030 notes and 2031 notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of March 31, 2022, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2021.
    As of March 31, 2022, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. At March 31, 2022, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $140.2 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of March 31, 2022, we had unfulfilled capital commitments totaling $245.9 million to our joint venture investments and $15.2 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $122.8 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.

Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2022 dated back through 2018.

	Three Months Ended March 31,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$40.0	$(1.6)	$(5.9)	$1.6	$(1.0)
Non-GAAP Adjustments
Add back:
Interest expense	50.5	51.6	48.8	55.3	58.9
Loss on early extinguishment of debt	—	14.8	—	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.3	7.9	8.1	8.5	5.1
Depreciation and amortization	43.3	44.4	45.5	49.1	55.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.1	1.7	1.7	2.1	3.5
Provision for (benefit from) from income taxes	8.2	2.7	5.7	4.0	(2.6)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	—	1.1	—	—
Share-based compensation	7.1	7.7	8.6	10.4	9.9
EBITDA attributable to noncontrolling interests	(1.4)	(1.6)	(1.6)	(10.8)	(6.9)
Adjusted EBITDA(1)	$160.1	$127.6	$112.0	$120.2	$122.6
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

\

	Three Months Ended March 31,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$40.0	$(1.6)	$(5.9)	$1.6	$(1.0)
Non-GAAP adjustments:
Add back:
Depreciation and amortization	43.3	44.4	45.5	49.1	55.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.1	1.7	1.7	2.1	3.5
Share-based compensation	7.1	7.7	8.6	10.4	9.9
Preferred dividends	(5.3)	(4.3)	(4.3)	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(0.8)	(0.9)	(0.8)	(9.3)	(4.9)
Adjusted Net Income(1)	$85.4	$47.0	$44.8	$53.9	$63.2
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2022	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net income	$40.0	$105.4
Add: Provision for income taxes	8.2	—
Less: Income from unconsolidated investments	(105.4)	—
Less: Gain on sale of real estate, net	(1.9)	—
Add: Interest expense	50.5	11.3
Add: Loss on early extinguishment of debt	—	—
Add: Other loss	(5.8)	6.0
Less: Sale of real estate	—	(8.0)
Less: Investment management and property services	(11.7)	(27.2)
Less: Loans and other	(2.3)	—
Add: Cost of real estate sold	—	5.7
Add: Compensation and related	29.0	—
Add: Share-based compensation	7.1	—
Add: Performance allocation expense	11.8	—
Add: General and administrative	7.9	—
Add: Depreciation and amortization	43.3	1.1
Less: Fair value adjustments	—	(55.6)
Less: NCI adjustments	(1.3)	—
Net Operating Income	$69.4	$38.7

2021	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(1.6)	$18.4
Less: Provision for income taxes	2.7	—
Less: Income from unconsolidated investments	(18.4)	—
Less: Gain on sale of real estate, net	(73.5)	—
Add: Interest expense	51.6	7.9
Add: Loss on early extinguishment of debt	14.8	—
Less: Other loss	3.3	4.9
Less: Sale of real estate	—	(18.6)
Loans and other	(1.6)	—
Less: Investment management and property services	(8.1)	0.4
Add: Cost of real estate sold	—	15.9
Add: Compensation and related	27.0	—
Add: Share-based compensation	7.7	—
Add: Performance allocation expense	—	—
Add: General and administrative	6.8	—
Add: Depreciation and amortization	44.4	1.8
Less: Fair value adjustments	—	(4.3)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$53.2	$26.4

2020	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(5.9)	$10.9
Add: Provision for income taxes	5.7	1.0
Less: Income from unconsolidated investments	(10.9)	—
Less: Gain (loss) on sale of real estate, net	(44.2)	0.6
Add: Interest expense	48.8	8.1
Less: Other loss	0.7	3.2
Less: Sale of real estate	—	(2.0)
Less: Investment management and property services	(8.4)	1.0
Add: Cost of real estate sold	—	2.5
Add: Compensation and related	22.8	—
Add: Share-based compensation	8.6	—
Add: Performance allocation expense	—	—
Add: General and administrative	9.5	—
Add: Depreciation and amortization	45.5	1.7
Less: Fair value adjustments	—	2.9
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.3	$29.9

2019	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$1.6	$41.7
Add: Provision for income taxes	4.0	—
Less: Income from unconsolidated investments	(41.7)	—
Less: Gain on sale of real estate, net	(34.9)	(2.4)
Add: Interest expense	55.3	8.6
Less: Other loss (income)	4.3	(2.9)
Less: Sale of real estate	(1.1)	(5.4)
Less: Investment management and property services	(8.8)	(2.2)
Add: Cost of real estate sold	1.2	6.0
Add: Compensation and related	24.9	—
Add: Share-based compensation	10.4	—
Add: Performance allocation expense	—	—
Add: General and administrative	10.9	—
Add: Depreciation and amortization	49.1	2.1
Less: Fair value adjustments	—	(29.0)
Less: NCI adjustments	(3.2)	—
Net Operating Income	$72.0	$16.5

2018	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(1.0)	$26.0
Less: Benefit from income taxes	(2.6)	—
Less: Income from unconsolidated investments	(26.0)	—
Less: Gain on sale of real estate, net	(28.0)	(0.3)
Add: Interest expense	58.9	5.2
Less: Other loss	1.3	1.2
Less: Sale of real estate	(9.4)	(3.1)
Less: Investment management and property services	(10.1)	(10.3)
Add: Cost of real estate sold	8.4	3.1
Add: Compensation and related	29.7	—
Add: Share-based compensation	9.9	—
Add: Performance allocation expense	—	—
Add: General and administrative	11.4	—
Add: Depreciation and amortization	55.7	3.5
Less: Fair value adjustments	—	(12.1)
Less: NCI adjustments	(7.5)	—
Net Operating Income	$90.7	$13.2
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$40.0	$40.0	$(1.6)	$(1.6)
Less: (Provision for) benefit from income taxes	8.2	8.2	2.7	2.7
Less: Income from unconsolidated investments	(105.4)	(105.4)	(18.4)	(18.4)
Less: Gain on sale of real estate, net	(1.9)	(1.9)	(73.5)	(73.5)
Add: Interest expense	50.5	50.5	51.6	51.6
Add: Loss on early extinguishment of debt	—	—	14.8	14.8
Less: Other income	(5.8)	(5.8)	3.3	3.3
Less: Investment management fees	(11.3)	(11.3)	(7.4)	(7.4)
Less: Property services fees	(0.4)	(0.4)	(0.7)	(0.7)
Less: Loans and other	(2.3)	(2.3)	(1.6)	(1.6)
Add: Rental expenses	35.7	—	33.0	—
Add: Hotel expenses	4.3	—	1.6	—
Add: Compensation and related	29.0	29.0	27.0	27.0
Add: Share based compensation	7.1	7.1	7.7	7.7
Add: Performance allocation compensation	11.8	11.8	—	—
Add: General and administrative	7.9	7.9	6.8	6.8
Add: Depreciation and amortization	43.3	43.3	44.4	44.4
Less: NCI adjustments (1)	(2.3)	(1.2)	(2.7)	(1.7)
Add: Unconsolidated investment adjustments (2)	35.2	25.8	32.9	24.2
Add: Above/below market rents	(1.0)	(1.0)	0.3	0.3
Less: Reimbursement of recoverable operating expenses	(7.1)	—	(5.8)	—
Less: Properties bought and sold (3)	(15.0)	(10.1)	(8.4)	(3.1)
Less: Other properties excluded (4)	(23.5)	(13.2)	(14.2)	(7.7)
Other Reconciling Items (5)	(2.2)	(1.8)	(2.3)	(1.5)
Same Property	$94.8	$69.2	$89.5	$65.6

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Office - Same Property	$29.0	$24.5	$29.5	$25.8
Multifamily Market Rate Portfolio - Same Property	54.8	37.0	49.5	32.5
Multifamily Affordable Portfolio - Same Property	11.0	7.7	10.5	7.3
Same Property	$94.8	$69.2	$89.5	$65.6
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
(4) Represents properties excluded from the same property population that were not stabilized during the applicable periods, and retail properties which are excluded from the analysis.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2022, 80% of our consolidated level debt is fixed rate, 18% is floating rate with interest caps and 2% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $15.2 million increase in interest expense or $5.5 million of interest expense savings during 2022 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.68% and approximately 2.5 years, respectively, as of March 31, 2022.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2022. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2022. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	As of March 31, 2022
Interest rate sensitive assets
Cash and cash equivalents	$462.1	$—	$—	$—	$—	$—	$462.1	$462.1
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Fixed rate receivables	6.8	6.9	—	8.8	—	6.1	28.6	28.6
Average interest rate (1)	—%	6.74%	—%	6.87%	—%	6.49%	6.72%	—
Variable rate receivables	17.1	41.5	37.9	17.7	—	0.8	115.0	115.0
Average interest rate	5.65%	8.31%	6.86%	6.73%	—%	4.84%	7.62%	—
Total	$486.0	$48.4	$37.9	$26.5	$—	$6.9	$605.7	$605.7
Weighted average interest rate	0.24%	8.08%	6.86%	6.78%	—%	6.30%	1.97%
Interest rate sensitive liabilities
Variable rate borrowings	$283.7	$96.9	$274.3	$69.1	$230.2	$213.3	$1,167.5	$1,127.4
Average interest rate	2.11%	2.96%	2.52%	2.80%	1.22%	2.34%	2.19%	—
Fixed rate borrowings	6.3	183.9	79.9	1,086.9	243.1	2,683.3	4,283.4	4,225.7
Average interest rate	4.76%	2.97%	3.93%	3.41%	3.55%	4.41%	3.78%	—
Total	$290.0	$280.8	$354.2	$1,156.0	$473.3	$2,896.6	$5,450.9	$5,353.1
Weighted average interest rate	2.17%	2.96%	2.84%	3.38%	2.42%	4.26%	3.44%
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
    Approximately 42% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2022, we have hedged 90% of the gross asset carrying value of our euro denominated investments and 88% of the gross asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $24.1 million or decrease by $24.2 million, respectively. If rates increase or decrease by 10% we would have an increase of $47.8 million and a decrease of $ million, respectively.

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
Item 1A.    Risk Factors

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2022	1,152,910	$22.55	23,154,911	$150,017,861
February 1 - February 28, 2022	233,162	22.57	23,388,073	144,754,285
March 1 - March 30, 2022	—	—	23,388,073	144,754,285
Total	1,386,072	$22.56	23,388,073	$144,754,285
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits

Exhibit No.	Description	Location

3.1	Certificate of Designations Establishing the 4.75% Series B Cumulative Perpetual Preferred Stock.	Incorporated by reference to Exhibit 4.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on February 23, 2022

3.2	Certificate of Elimination with respect to the Prior Series A Preferred Stock.	Incorporated by reference to Exhibit 3.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on March 8, 2022

3.3	Certificate of Elimination with respect to the Prior Series B Preferred Stock.	Incorporated by reference to Exhibit 3.2 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on March 8, 2022

4.1	Warrant Agreement, dated March 8, 2022, between registrant and the holders named therein	Filed herewith

4.2	Registration Rights Agreement, dated March 8, 2022 between the registrant and the purchasers named therein.	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 5, 2022	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)