Form 10-Q
period 2022-06-30
Kennedy-Wilson Holdings, Inc.
filed 2022-08-05
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of August 2, 2022 was 137,790,768.

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
    “Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, share-based compensation, net income attributable to noncontrolling
i

interests, before depreciation and amortization, preferred dividends and accretion of preferred stock issuance costs and one-time tax remeasurement. Please also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations" for a reconciliation of Adjusted Net Income to net income as reported under GAAP.
“Cap rate” represents the net operating income of an investment for the year preceding its acquisition or disposition, as applicable, divided by the purchase or sale price, as applicable. Cap rates discussed in this report only include data from income-producing properties. We calculate cap rates based on information that is supplied to us during the acquisition diligence process. This information is not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in our financial statements prepared in accordance with GAAP. In addition, cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is discussed may not continue to perform at that cap rate.

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
    “KWE” refers to Kennedy Wilson Europe Real Estate Limited.
    "Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting certain property expenses from property revenues. Our management uses net operating income to assess and compare the performance of our properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of our properties resulting from our value-add initiatives or changing market conditions. Our management believes that net operating income reflects the core revenues and costs of operating our properties and is better suited to evaluate trends in occupancy and lease rates. Please also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations" for a reconciliation of NOI to net income as reported under GAAP.
    "Noncontrolling interests" represents the portion of equity ownership in a consolidated subsidiary not attributable to Kennedy Wilson.
“Performance allocations” relates to allocations to the general partner, special limited partner or asset manager of Kennedy Wilson's co-investments it manages based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners.

“Performance allocation compensation” - the compensation committee of the Company’s board of directors approved and reserved up to thirty-five percent (35%) of any performance allocation earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company.

“Principal co-investments” consists of the Company’s share of income or loss earned on investments in which the Company can exercise significant influence but does not have control. Income from unconsolidated investments includes income from ordinary course operations of the underlying investment, gains on sale, fair value gains and losses.
ii

"Pro-Rata" represents Kennedy Wilson's share calculated by using our proportionate economic ownership of each asset in our portfolio. Please also refer to the pro-rata financial data in our supplemental financial information.
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
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$460.6	$524.8
Accounts receivable (including $14.5 and $14.2 of related party)	42.3	36.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $853.2 and $838.1)	5,253.8	5,059.8
Unconsolidated investments (including $2,035.5 and $1,794.8 at fair value)	2,183.4	1,947.6
Other assets	238.2	177.9
Loan purchases and originations	141.8	130.3
Total assets(1)	$8,320.1	$7,876.5

Liabilities
Accounts payable	$17.3	$18.6
Accrued expenses and other liabilities	594.7	619.1
Mortgage debt	3,115.1	2,959.8
KW unsecured debt	2,028.9	1,852.3
KWE unsecured bonds	573.7	622.8
Total liabilities(1)	6,329.7	6,072.6

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of June 30, 2022 and December 31, 2021 and Series B cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of June 30, 2022.	593.2	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 137,790,768 and 137,955,479 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,665.3	1,679.6
Retained earnings	149.2	192.4
Accumulated other comprehensive loss	(441.5)	(389.6)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,966.2	1,777.6
Noncontrolling interests	24.2	26.3
Total equity	1,990.4	1,803.9
Total liabilities and equity	$8,320.1	$7,876.5

(1) The assets and liabilities as of June 30, 2022 include $175.4 million (including cash held by consolidated investments of $10.7 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $138.9 million) and $101.0 million (including mortgage debt of $95.1 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2021 include $189.6 million (including cash held by consolidated investments of $11.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $152.8 million) and $129.2 million (including mortgage debt of $103.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental	$109.3	$94.7	$213.5	$183.6
Hotel	12.7	2.2	19.2	3.0
Investment management fees (includes $11.0, $8.8, $22.3, $16.2 of related party fees)	11.0	8.8	22.3	16.2
Property services fees	0.4	0.5	0.8	1.2
Loan and other	2.7	2.2	5.0	3.8
Total revenue	136.1	108.4	260.8	207.8

Income (loss) from unconsolidated investments
Principal co-investments	39.4	36.3	117.6	55.1
Performance allocations	(8.7)	16.1	18.5	15.7
Total income from unconsolidated investments	30.7	52.4	136.1	70.8

Gain on sale of real estate, net	11.9	328.5	13.8	402.0

Expenses
Rental	36.4	32.4	72.1	65.4
Hotel	7.6	2.5	11.9	4.1
Compensation and related	26.5	41.0	55.5	68.0
Share-based compensation	7.3	7.3	14.4	15.0
Performance allocation compensation	(2.0)	0.3	9.8	0.3
General and administrative	9.4	9.0	17.3	15.8
Depreciation and amortization	43.3	41.7	86.6	86.1
Total expenses	128.5	134.2	267.6	254.7
Interest expense	(53.2)	(44.5)	(103.7)	(96.1)
Loss on early extinguishment of debt	(1.1)	(23.8)	(1.1)	(38.6)
Other income (loss)	3.6	(0.7)	9.4	(4.0)
(Loss) income before provision for income taxes	(0.5)	286.1	47.7	287.2
Provision for income taxes	(0.4)	(64.9)	(8.6)	(67.6)
Net (loss) income	(0.9)	221.2	39.1	219.6
Net income attributable to the noncontrolling interests	(0.3)	(1.5)	(0.2)	(1.2)
Preferred dividends	(7.8)	(4.3)	(13.1)	(8.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.0)	$215.4	$25.8	$209.8
Basic (loss) earnings per share
(Loss) earnings per share	$(0.07)	$1.55	$0.19	$1.51
Weighted average shares outstanding	136,840,417	139,260,408	136,828,876	139,290,576
Diluted (loss) earnings per share
(Loss) earnings per share	$(0.07)	$1.53	$0.19	$1.50
Weighted average shares outstanding	136,840,417	140,778,616	137,115,950	140,136,010
Dividends declared per common share	$0.24	$0.22	$0.48	$0.44

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(0.9)	$221.2	$39.1	$219.6
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(60.3)	0.9	(88.3)	(22.9)
Amounts reclassified out of AOCI during the period	—	2.2	—	2.2
Unrealized foreign currency derivative contracts gain (loss)	21.8	(9.0)	30.1	29.4
Unrealized gain on interest rate swaps	0.9	—	3.9	1.7
Total other comprehensive (loss) income for the period	(37.6)	(5.9)	(54.3)	10.4

Comprehensive (loss) income	(38.5)	215.3	(15.2)	230.0
Comprehensive loss (income) attributable to noncontrolling interests	1.4	(1.4)	2.2	(0.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(37.1)	$213.9	$(13.0)	$229.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2022	600,000	$593.1	137,790,768	$—	$1,658.4	$191.6	$(405.6)	$25.7	$2,063.2
Preferred stock issuance	—	0.1	—	—	—	—	—	—	0.1
At-the-market equity offering program costs	—	—	—	—	(0.4)	—	—	—	(0.4)
Stock based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(58.6)	(1.7)	(60.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	21.8	—	21.8
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.9	—	0.9
Common stock dividends	—	—	—	—	—	(33.4)	—	—	(33.4)
Preferred stock dividends	—	—	—	—	—	(7.8)	—	—	(7.8)
Net loss	—	—	—	—	—	(1.2)	—	0.3	(0.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance at June 30, 2022	600,000	$593.2	137,790,768	$—	$1,665.3	$149.2	$(441.5)	$24.2	$1,990.4

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2021	300,000	$295.2	141,074,106	$—	$1,718.6	$(18.9)	$(377.1)	$28.5	$1,646.3
Restricted stock grants (RSG)	—	—	5,000	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(309,243)	—	(6.3)	—	—	—	(6.3)
Shares retired due to common stock repurchase program	—	—	(6,620)	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	2.7	(0.1)	2.6
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(9.1)	—	(9.1)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.6	—	0.6
Common stock dividends	—	—	—	—	—	(31.1)	—	—	(31.1)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net income	—	—	—	—	—	219.7	—	1.5	221.2
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3.1	3.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2021	300,000	$295.2	140,763,243	$—	$1,719.5	$165.4	$(382.9)	$30.6	$1,827.8

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance	300,000	298.0	—	—	—	—	—	—	298.0
At-the-market equity offering program costs	—	—	—	—	(0.4)	—	—	—	(0.4)
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(796,756)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(589,317)	—	(9.7)	(2.8)	—	—	(12.5)
Stock based compensation	—	—	—	—	14.4	—	—	—	14.4
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(85.9)	(2.4)	(88.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	30.1	—	30.1
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.9	—	3.9
Common stock dividends	—	—	—	—	—	(66.2)	—	—	(66.2)
Preferred stock dividends	—	—	—	—	—	(13.1)	—	—	(13.1)
Net income	—	—	—	—	—	38.9	—	0.2	39.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.4	1.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance at June 30, 2022	600,000	$593.2	137,790,768	$—	$1,665.3	$149.2	$(441.5)	$24.2	$1,990.4

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shared Forfeited	—	—	(237,588)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	619,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(967,536)	—	(20.4)	—	—	—	(20.4)
Shares retired due to common stock repurchase program	—	—	(16,901)	—	(0.3)	—	—	—	(0.3)
Stock based compensation	—	—	—	—	15.0	—	—	—	15.0
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(20.9)	(0.3)	(21.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.3	—	29.3
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	2.3	—	2.3
Common stock dividends	—	—	—	—	—	(62.1)	—	—	(62.1)
Preferred stock dividends	—	—	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	218.4	—	1.2	219.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.0	4.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2.5)	(2.5)
Balance at June 30, 2021	300,000	$295.2	140,763,243	$—	$1,719.5	$165.4	$(382.9)	$30.6	$1,827.8

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$39.1	$219.6
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate, net	(13.8)	(402.0)
Depreciation and amortization	86.6	86.1
Above/below market and straight-line rent amortization	(3.7)	8.0
Uncollectible lease income	4.3	5.6
(Benefit from) provision for deferred income taxes	(0.7)	61.8
Amortization of deferred loan costs	4.2	12.3
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	(0.7)	2.8
Unrealized net gain on derivatives	(13.2)	(2.3)
Income from unconsolidated investments	(136.1)	(70.8)
Accretion of interest income on loans	—	(0.3)
Operating distributions from unconsolidated investments	38.6	30.7
Deferred compensation	16.5	5.2
Share-based compensation	14.4	15.0
Change in assets and liabilities:
Accounts receivable	(11.1)	(0.4)
Other assets	(17.9)	(14.9)
Accounts payable, accrued expenses and other liabilities	(28.0)	(22.7)
Net cash used in operating activities	(21.5)	(66.3)
Cash flows from investing activities:
Proceeds from collection of loans	12.6	22.1
Issuance of loans	(24.6)	(51.6)
Net proceeds from sale of consolidated real estate	122.5	394.1
Purchases of real estate	(355.0)	(476.3)
Capital expenditures to real estate	(59.7)	(68.6)
Proceeds from (premiums paid) on settlement of foreign derivative contracts	14.1	(3.8)
Distributions from unconsolidated investments	78.7	26.7
Contributions to unconsolidated investments	(264.0)	(103.6)
Net cash used in investing activities	(475.4)	(261.0)
Cash flows from financing activities:
Borrowings under senior notes payable	—	1,204.3
Repayment of senior notes payable	—	(1,150.0)
Issuance of preferred stock, net of issuance costs	298.0	—
Borrowings under lines of credit	425.0	239.3
Repayment of lines of credit	(250.0)	(150.0)
Borrowings under mortgage debt	176.8	376.4
Repayment of mortgage debt	(78.7)	(160.4)
Repayment of KWE unsecured bonds	—	(207.0)
Payment of debt issue costs	(2.1)	(18.7)
Repurchase and retirement of common stock	(31.1)	(20.8)
At-the-market equity offering program costs	(0.4)	—
Common dividends paid	(68.9)	(64.1)
Preferred dividends paid	(8.6)	(8.6)
Contributions from noncontrolling interests	1.4	3.9
Distributions to noncontrolling interests	(1.3)	(2.5)
Net cash provided by financing activities	460.1	41.8
Effect of currency exchange rate changes on cash and cash equivalents	(27.4)	6.9
Net change in cash and cash equivalents(1)	(64.2)	(278.6)
Cash and cash equivalents, beginning of period	524.8	965.1
Cash and cash equivalents, end of period	$460.6	$686.5
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash paid for:
Interest(1)(2)	$96.4	$87.6
Income taxes	7.4	4.3

(1) $1.7 million and $2.1 million attributable to noncontrolling interests for the six months ended June 30, 2022 and 2021, respectively.
(2) Excludes $1.8 million and $1.6 million of capitalized interest for the six months ended June 30, 2022 and 2021, respectively.

    As of June 30, 2022 and December 31, 2021 the Company had $24.1 million and $24.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021

Accrued capital expenditures	$7.8	$3.4
Common dividends declared but not paid on common stock	33.4	31.0
Preferred dividends declared but not paid on preferred stock	7.8	4.3

     During the six months ended June 30, 2021, the noncontrolling 51% interest that the Company retained in the MF seed portfolio (see gain on sale of real estate in footnote 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $178.8 million to unconsolidated investments.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through its investment management platform. The Company primarily focuses on multifamily and office properties as well as industrial and debt investments in its Investment Management business in the Western United States, United Kingdom and Ireland. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investments Portfolio. Investment activities in the Consolidated Portfolio involve ownership of multifamily units, office, retail and industrial space and one hotel. The Co-investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) fees (including, without limitation, asset management fees and construction management fees), (ii) performance allocations that it earns on its fee bearing capital, and (iii) distributions and profits from its ownership interest in the underlying operations of its co-investments.
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2022 and 2021 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2022. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.
     In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to, which is defined as both the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP and third-party equity partners.
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
Statement of Income Presentation
As the Co-Investment business has grown, the Company has updated the presentation of related items in the statements of income for all periods presented as this presentation reflects the prominence of this core part of its business and more closely represents how management evaluates results during an accounting period. The income from unconsolidated investments caption has been expanded to show principal co-investments and performance allocations. Principal co-investments consists of unrealized and realized gains on the Company's Co-Investments including any fair value adjustments and the Company’s share of net income and losses from Co-Investments. Performance allocations relate to special allocations to co-investments the Company manages based on the cumulative performance of the fund or investment and are subject to preferred return thresholds of its limited partners. These captions have been moved above expenses as the Co-Investments business is a significant part of the Company’s business. The Company presents amounts for compensation expense and general and administrative expenses relating to the management of this business before Expenses to provide a better understanding of the nature of those expenses. Based on the foregoing, the Company has concluded this change in presentation is justified by the circumstances thereby supporting presentation in a different position and in a different manner from its historical presentation.

The Company typically reports significant gains on sale of real estate, net. Previously, gains on sale of real estate were presented after expenses. These gains contribute to the Company’s compensation and related expenses and accordingly presentation of this significant, recurring component that is directly correlated to expenses should, in management’s view, precede those expenses on the statements of income. Furthermore, the Company accounts for gains on sale of real estate under

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, and the Company has determined that the updated presentation complies with that standard.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Kennedy Wilson elected the fair value option for 56 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of June 30, 2022, the Company has $188.2 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company did not adopt any new accounting standards during the six months ended June 30, 2022.

RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
    The FASB did not issue any other ASUs during the first six months of 2022 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at June 30, 2022 and December 31, 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	June 30,	December 31,
(Dollars in millions)	2022	2021
Land	$1,308.1	$1,277.6
Buildings	4,007.3	3,744.1
Building improvements	479.9	545.6
In-place lease values	311.7	330.6
	6,107.0	5,897.9
Less accumulated depreciation and amortization	(853.2)	(838.1)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,253.8	$5,059.8
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.4 years at June 30, 2022.
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
During the six months ended June 30, 2022, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	Net Purchase Price

Western United States	Three multifamily properties	$83.5	$334.0	$1.1	$167.4	$251.2
United Kingdom	Office building	25.5	74.1	6.9	—	106.5
		$109.0	$408.1	$8.0	$167.4	$357.7
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.
    Gains on Sale of Real Estate, Net
    During the six months ended June 30, 2022, Kennedy Wilson recognized gains on sale of real estate, net of $13.8 million which includes impairment loss of $5.0 million relating to non-core office and retail buildings in the United Kingdom that are being marketed for sale.
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
Under ASC Subtopic 610-20, due to the sale and deconsolidation of the assets that make up the MF seed portfolio, the Company recognized a $332.0 million gain on sale of real estate and generated $166.4 million of cash proceeds for the Company. The gain is due to the sale of the 49% interest to the Company's partner and the recording of the Company's retained 51% interest in unconsolidated investments at the fair value established by the transaction. The MF seed portfolio and subsequent investments within the separate account is accounted for at fair value as the Company elected to account for this investment under the fair value method.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The sale of Friars Bridge Court during the six months ended June 30, 2021, generated a gain on sale of real estate of $73.9 million and generated $151.7 million of cash proceeds for the Company.
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
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at June 30, 2022:

(Dollars in millions)	Minimum
Rental Revenues(1)
2022 (remainder)	$128.9
2023	147.3
2024	125.4
2025	109.0
2026	90.7
Thereafter	261.0
Total	$862.3
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of June 30, 2022:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$760.0	$80.6	$173.4	$180.0	$193.1	$1,387.1
Ireland	366.8	141.2	—	7.1	—	515.1
United Kingdom	—	211.8	—	47.4	22.0	281.2
Total	$1,126.8	$433.6	$173.4	$234.5	$215.1	$2,183.4

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
    During the six months ended June 30, 2022, the change in unconsolidated investments primarily relates to $264.0 million of contributions to new and existing unconsolidated investments (of which $153.6 million was invested in new joint ventures formed during the period), $117.3 million of distributions from unconsolidated investments, $136.1 million of income from unconsolidated investments, and a $47.0 million decrease related to other items which primarily related to foreign exchange movements. Please see below for additional details.
    As of June 30, 2022 and December 31, 2021, $2,035.5 million and $1,794.8 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Contributions to Joint Ventures
    During the six months ended June 30, 2022, Kennedy Wilson contributed $264.0 million to joint ventures (of which $153.6 million was invested in new joint ventures formed during the period), primarily to fund new acquisitions in the Company's European industrial separate accounts, new acquisitions of multifamily properties in the Western United States and capital calls for development of Kona Village hotel.
    Distributions from Joint Ventures
    During the six months ended June 30, 2022, Kennedy Wilson received $117.3 million in operating and investing distributions from its joint ventures.
    The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2022:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$18.1	$27.0	$5.3	$—	$6.4	$4.4	$—	$0.7	$29.8	$32.1
Ireland	3.8	35.3	4.0	—	—	—	—	—	7.8	35.3
United Kingdom	—	—	0.5	—	—	—	0.5	11.3	1.0	11.3
Total	$21.9	$62.3	$9.8	$—	$6.4	$4.4	$0.5	$12.0	$38.6	$78.7
    Investing distributions resulted primarily from the sale of one multifamily property in Fund VI, refinancing and buyouts from limited partners in the VHH portfolio, and distributions from refinancing on multifamily properties in the Western United States and Ireland. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.

Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three and six months ended June 30, 2022 and 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Income from unconsolidated investments - operating performance	$23.5	$12.5	$45.1	$26.1
Income from unconsolidated investments - realized losses	—	(3.1)	—	(3.1)
Income from unconsolidated investments - fair value	15.9	26.8	72.5	32.1
Income from unconsolidated investments - performance allocations	(8.7)	16.2	18.5	15.7
	$30.7	$52.4	$136.1	$70.8

    Operating performance is related to underlying performance from unconsolidated investments.

Fair value gains primarily related to the Western United States multifamily properties due to increases in market rents. The Company also saw fair value increases related to the Company's European logistics portfolio, as a result of cap rate compression on industrial assets in the United Kingdom. These gains primarily occurred during the first quarter of 2022 with reversals of previously recorded unrealized gains in the second quarter as interest rates have risen and there is more market uncertainty. In the second quarter 2022 there were significant fair value gains on fixed rate mortgage indebtedness held within unconsolidated investments, that in some cases, offset fair value decreases on real estate held in unconsolidated investments, primarily due to minor cap rate expansion on some multifamily and office properties in the Western United States.

Income from performance allocations primarily relates to the increase in the Company's unrealized performance allocation related to higher fair values on market rate multifamily properties and European Industrial assets as discussed directly above. Within the commingled funds the Company has increases in performance allocations at Fund VI relating to multifamily properties and office and flex assets that have completed their business plans. Fund V had a loss associated with performance allocations relating to cap rate expansion on urban office properties. The Company had fair value losses in the second quarter on certain separate account investments in addition to Fund V which led to a loss associated with performance allocations for the quarter.
Vintage Housing Holdings ("VHH")
    As of June 30, 2022 and December 31, 2021, the carrying value of the Company's investment in VHH was $211.9 million and $157.9 million, respectively. The increase in the six months ended June 30, 2022 related to cash contributions for new investments and fair value gains, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates. There was also fair value gains associated with increases in rents due to area median income ("AMI") increases averaging 10%. Prior period fair value gains primarily relate to resyndications, in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments
    As of June 30, 2022, Kennedy Wilson had unfulfilled capital commitments totaling $179.5 million to nine of its unconsolidated joint ventures, including $31.0 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,035.5	$2,035.5
Net currency derivative contracts	—	74.9	—	74.9
Total	$—	$74.9	$2,035.5	$2,110.4
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,794.8	$1,794.8
Net currency derivative contracts	—	8.5	—	8.5
Total	$—	$8.5	$1,794.8	$1,803.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 56 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,809.5 million and $1,568.5 million at June 30, 2022 and December 31, 2021, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $226.0 million and $226.3 million at June 30, 2022 and December 31, 2021, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of June 30, 2022, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $31.0 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 56 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Beginning balance	$2,012.5	$1,157.8	$1,794.8	$1,136.5
Unrealized and realized gains	66.9	59.3	182.6	77.5
Unrealized and realized losses	(21.6)	(3.8)	(37.9)	(6.0)
Contributions	109.8	50.6	257.7	102.8
Distributions	(75.3)	(13.8)	(95.7)	(49.2)
Foreign Exchange	(57.5)	1.6	(67.2)	(11.4)
Other	0.7	177.8	1.2	179.3
Ending Balance	$2,035.5	$1,429.5	$2,035.5	$1,429.5
Unobservable Inputs for Real Estate
In determining estimated fair market values, the Company utilizes two approaches to value real estate a discounted cash flow analysis and direct capitalization approach.

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
The table below describes the range of unobservable inputs for real estate assets as of June 30, 2022:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.00%	7.00% — 9.30%
	Income approach - direct capitalization	3.70% — 4.90%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	3.90% — 7.80%	N/A
Industrial	Income approach - discounted cash flow	4.80% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.10% — 6.70%	N/A
Retail	Income approach - discounted cash flow	5.50%	7.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
Residential	Income approach - discounted cash flow	6.00%	8.30%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 0.37% to 7.25%.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Company assessed the impact of the COVID-19 pandemic and its impact on the fair value of investments. Valuations of its assets that are reported at fair value and the markets in which they operate, to date, have not been significantly impacted by the COVID-19 pandemic as there has been little disruption to projected cash flows or market driven inputs on the underlying properties as a result of COVID-19. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on its business, operations, cash flows and financial condition for the six months ended June 30, 2022 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2022, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of June 30, 2022 and December 31, 2021 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of June 30, 2022 and the activity during the six months ended June 30, 2022.

(Dollars, Euros and British Pound Sterling in millions)			June 30, 2022		Six Months Ended June 30, 2022
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	OCI Gains (Losses)		Income Statement Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€262.5	$22.6	$0.2	$0.5		$15.8	$2.1	$—
EUR(1)	GBP	€40.0	1.0	—	1.0		—	—	—
EUR(1)(2)	GBP		—	—	(13.6)		—	—	—
GBP	USD	£535.0	51.5	—	48.6		1.1	1.9	—
Total Outstanding			75.1	0.2	36.5		16.9	4.0	—

Settled
EUR	USD		—	—	—		1.9	0.3	1.7
GBP	USD		—	—	7.2		—	0.2	12.4
Total Settled			—	—	7.2		1.9	0.5	14.1
Total			$75.1	$0.2	$43.7	(3)	$18.8	$4.5	$14.1
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $13.5 million.

    The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the six months ended June 30, 2022, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $90.5 million. As of June 30, 2022, the Company has hedged 93% of the gross asset carrying value of its euro denominated investments and 88% of the gross asset carrying value of its GBP denominated investments. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income and had fair value gains was $5.1 million for six months ended June 30, 2022. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $11.0 million for six months ended June 30, 2022. Some of the Company's unconsolidated investments have interest rate caps which resulted in a $3.9 million gain through principal co-investments.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of June 30, 2022 and December 31, 2021 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.3 billion and $5.5 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.7 billion and $5.4 billion at June 30, 2022 and December 31, 2021, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	June 30, 2022	December 31, 2021
Hedge assets	$75.1	24.5
Straight line rent receivable	41.4	$44.3
Interest rate caps and swaps	24.3	2.3
Goodwill	23.9	23.9
Other	15.4	13.0
Furniture and equipment net of accumulated depreciation of $27.2 and $27.4 at June 30, 2022 and December 31, 2021, respectively	15.2	17.6
Prepaid expenses	11.6	13.3
Deferred taxes, net	8.2	12.6
Leasing commissions, net of accumulated amortization of $10.4 and $9.7 at June 30, 2022 and December 31, 2021, respectively	8.6	8.0
Right of use asset, net	8.5	10.0
Above-market leases, net of accumulated amortization of $55.0 and $60.4 at June 30, 2022 and December 31, 2021, respectively	6.0	8.4
Other Assets	$238.2	$177.9

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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2022 (remainder)	$0.7
2023	0.8
2024	0.4
2025	0.3
2026	0.2
Thereafter	28.7
Total undiscounted rental payments	31.1
Less imputed interest	(22.6)
Total lease liabilities	$8.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of June 30, 2022 and December 31, 2021:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	June 30, 2022	December 31, 2021
Multifamily(1)	Western U.S.	$1,682.0	$1,493.1
Commercial(1)	United Kingdom	705.2	683.8
Commercial(1)	Ireland	306.4	327.3
Commercial	Western U.S.	327.0	351.0
Commercial	Spain	36.3	40.4
Hotel	Ireland	75.5	82.0
Mortgage debt (excluding loan fees)(1)		3,132.4	2,977.6
Unamortized loan fees		(17.3)	(17.8)
Total Mortgage Debt		$3,115.1	$2,959.8
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as a reduction of interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of June 30, 2022 and December 31, 2021 was $1.8 million and $2.5 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 3.39% per annum as of June 30, 2022 and 3.11% as of December 31, 2021. As of June 30, 2022, 62% of Kennedy Wilson's property level debt was fixed rate, 33% was floating rate with interest caps and 5% was floating rate without interest caps, compared to 78% of Kennedy Wilson's consolidated property level debt was fixed rate, 13% was floating rate with interest caps and 9% was floating rate without interest caps, as of December 31, 2021. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 2.09% as of June 30, 2022.
Mortgage Loan Transactions and Maturities
    During the six months ended June 30, 2022, the Company had four property acquisitions close with financing, one loan was refinanced with a new loan and one existing investment which consummated initially without any debt and was subsequently partially financed with a mortgage loan.
    The aggregate maturities of mortgage loans as of June 30, 2022 are as follows:

(Dollars in millions)	Aggregate Maturities
2022 (remainder)	$7.7
2023	344.1
2024	434.4
2025	447.3
2026	465.6
Thereafter	1,431.5
3,130.6
Unamortized debt premium	1.8
Unamortized loan fees	(17.3)
Total Mortgage Debt	$3,115.1
    As of June 30, 2022, the Company was in compliance with all financial mortgage debt covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Credit facility	$250.0	$75.0
Senior notes(1):
2029 Notes	601.8	601.9
2030 Notes	600.0	600.0
2031 Notes	601.9	602.0
KW unsecured debt	2,053.7	1,878.9
Unamortized loan fees	(24.8)	(26.6)
Total KW Unsecured Debt	$2,028.9	$1,852.3
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium (discount) as of June 30, 2022 and December 31, 2021 was $3.7 million and $3.9 million, respectively.

Borrowings Under Credit Facilities
    On March 25, 2020, the Company extended the A&R Facility's $500 million revolving line of credit (the "Second A&R Facility"). The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as defined in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2022, the Company was in compliance with these covenants.
    As of June 30, 2022, the Second A&R Facility had $250.0 million outstanding with $250.0 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $171.4 million during the six months ended June 30, 2022.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Senior Notes
On February 11, 2021, Kennedy-Wilson, Inc. ("KWI"), as issuer, issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, KWI issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which KWI previously issued 2029 notes and the 2031 notes. On August 23, 2021, KWI issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 notes"). The notes are senior, unsecured obligations of KWI and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of KWI.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of June 30, 2022, the maximum balance sheet leverage ratio was 1.15 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of June 30, 2022, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
KWE Euro Medium Term Note Programme	574.7	624.1
Unamortized loan fees	(1.0)	(1.3)
Total KWE Unsecured Bonds	$573.7	$622.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of June 30, 2022 and December 31, 2021 was $1.7 million and $2.1 million, respectively.
    As of June 30, 2022, KWE issued senior unsecured notes for an aggregate principal amount of approximately $576.4 million (based on June 30, 2022 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $574.7 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2022, Kennedy Wilson recognized a loss of $13.6 million in other comprehensive income due to the strengthening of the euro against the GBP during the period.
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
As of June 30, 2022, KWE was in compliance with these covenants.
NOTE 10—EQUITY
Preferred Stock
    On March 8, 2022, the Company announced the issuance of its $300 million perpetual preferred stock to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"). Under the terms of the agreement, Fairfax purchased $300 million in cumulative perpetual preferred stock carrying a 4.75% annual dividend rate and 7-year warrants for approximately 13.0 million common shares with an initial exercise price of $23.00 per share. The preferred stock is callable by Kennedy Wilson at any time. The cumulative perpetual preferred stock is treated as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the six months ended June 30, 2022, the Company did not issue any shares under its ATM Program.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.
    Dividend Distributions
    Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$13.1	$8.6	$8.6	$8.6
Common Stock(1)	66.2	68.9	62.1	64.1
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the six months ended June 30, 2022 and 2021, Kennedy Wilson recognized $14.4 million and $15.0 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.

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
    During the six months ended June 30, 2022, Kennedy Wilson repurchased and retired 589,317 shares on the open market for $12.5 million under the stock repurchase program. During the six months ended June 30, 2021, Kennedy Wilson repurchased and retired 16,901 shares on the open market for $0.3 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during six months ended June 30, 2022 and 2021 were net-share settled. The total shares withheld during the six months ended June 30, 2022 and 2021 were 796,756 shares and 967,536 shares, respectively. During the six months ended June 30, 2022 and 2021, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $18.6 million and $20.5 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes from December 31, 2021 to June 30, 2022:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2021	$(88.2)	$58.6	$(1.6)	$(31.2)
Unrealized (losses) gains, arising during the period	(90.5)	43.6	5.1	(41.8)
Noncontrolling interests	2.4	—	—	2.4
Deferred taxes on unrealized losses (gains), arising during the period	2.2	(13.5)	(1.2)	(12.5)
Balance at June 30, 2022	$(174.1)	$88.7	$2.3	$(83.1)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2022 and 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2022	2021	2022	2021
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.0)	$215.4	$25.8	$209.8

Weighted average shares outstanding for basic	136,840,417	139,260,408	136,828,876	139,290,576
Basic (loss) earnings per basic share	$(0.07)	$1.55	$0.19	$1.51
Weighted average shares outstanding for diluted(1)	136,840,417	140,778,616	137,115,950	140,136,010
Diluted (loss) earnings per diluted share	$(0.07)	$1.53	$0.19	$1.50
(1)For the three months ended June 30, 2022 and 2021, a total of 28,615,806 and 13,507,422 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the six months ended June 30, 2022 and 2021, a total of 28,444,127 and 13,612,675 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
Co-Investment Portfolio
     Co-investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) the fees (including, without limitation, asset management fees and construction management fees); (ii) performance allocations that it earns on its fee bearing capital; and (iii) distributions and profits from its ownership interest in the underlying operations of its co-investments. The Company utilizes different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
The following tables summarize income activity by segment and corporate for the three and six months ended June 30, 2022 and 2021 and balance sheet data as of June 30, 2022 and December 31, 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$109.3	$—	$—	$109.3
Hotel	12.7	—	—	12.7
Investment management fees	—	11.0	—	11.0
Property services fees	—	—	0.4	0.4
Loans and other	—	2.7	—	2.7
Total revenue	122.0	13.7	0.4	136.1

Income (expense) from unconsolidated investments
Principal co-investments	—	39.4	—	39.4
Performance allocations	—	(8.7)	—	(8.7)
Income from unconsolidated investments	—	30.7	—	30.7

Gain on sale of real estate, net	11.9	—	—	11.9

Expenses
Rental	36.4	—	—	36.4
Hotel	7.6	—	—	7.6
Compensation and related	9.8	10.9	5.8	26.5
Share-based compensation	—	—	7.3	7.3
Performance allocation compensation	—	(2.0)	—	(2.0)
General and administrative	3.6	3.9	1.9	9.4
Depreciation and amortization	43.3	—	—	43.3
Total expenses	100.7	12.8	15.0	128.5
Interest expense	(30.7)	—	(22.5)	(53.2)
Loss on extinguishment of debt	(1.1)	—	—	(1.1)
Other income	2.8	—	0.8	3.6
(Provision for) benefit from income taxes	(8.5)	—	8.1	(0.4)
Net (loss) income	(4.3)	31.6	(28.2)	(0.9)
Net income attributable to noncontrolling interests	(0.3)	—	—	(0.3)
Preferred dividends	—	—	(7.8)	(7.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4.6)	$31.6	$(36.0)	$(9.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$213.5	$—	$—	$213.5
Hotel	19.2	—	—	19.2
Investment management fees	—	22.3	—	22.3
Property services fees	—	—	0.8	0.8
Loans and other	—	5.0	—	5.0
Total revenue	232.7	27.3	0.8	260.8

Income from unconsolidated investments
Principal co-investments	—	117.6	—	117.6
Performance allocations	—	18.5	—	18.5
Income from unconsolidated investments	—	136.1	—	136.1

Gain on sale of real estate, net	13.8	—	—	13.8

Expenses
Rental	72.1	—	—	72.1
Hotel	11.9	—	—	11.9
Compensation and related	18.0	25.3	12.2	55.5
Share-based compensation	—	—	14.4	14.4
Performance allocation compensation	—	9.8	—	9.8
General and administrative	6.1	7.6	3.6	17.3
Depreciation and amortization	86.6	—	—	86.6
Total expenses	194.7	42.7	30.2	267.6
Interest expense	(59.7)	—	(44.0)	(103.7)
Loss on extinguishment of debt	(1.1)	—	—	(1.1)
Other income	5.9	—	3.5	9.4
Provision for income taxes	(10.4)	—	1.8	(8.6)
Net (loss) income	(13.5)	120.7	(68.1)	39.1
Net income attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Preferred dividends	—	—	(13.1)	(13.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(13.7)	$120.7	$(81.2)	$25.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$94.7	$—	$—	$94.7
Hotel	2.2	—	—	2.2
Investment management fees	—	8.8	—	8.8
Property services fees	—	—	0.5	0.5
Loans and other	—	2.2	—	2.2
Total revenue	96.9	11.0	0.5	108.4

Income from unconsolidated investments
Principal co-investments	—	36.3	—	36.3
Performance allocations	—	16.1	—	16.1
Income from unconsolidated investments	—	52.4	—	52.4

Gain on sale of real estate, net	328.5	—	—	328.5

Expenses
Rental	32.4	—	—	32.4
Hotel	2.5	—	—	2.5
Compensation and related	23.8	6.1	11.1	41.0
Share-based compensation	—	—	7.3	7.3
Performance allocation compensation	—	0.3	—	0.3
General and administrative	5.9	1.4	1.7	9.0
Depreciation and amortization	41.7	—	—	41.7
Total expenses	106.3	7.8	20.1	134.2
Interest expense	(30.1)	—	(14.4)	(44.5)
Loss on early extinguishment of debt	(12.1)	—	(11.7)	(23.8)
Other loss	(0.5)	—	(0.2)	(0.7)
Benefit from (provision for) income taxes	1.7	—	(66.6)	(64.9)
Net income (loss)	278.1	55.6	(112.5)	221.2
Net income attributable to noncontrolling interests	(1.5)	—	—	(1.5)
Preferred dividends	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$276.6	$55.6	$(116.8)	$215.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$183.6	$—	$—	$183.6
Hotel	3.0	—	—	3.0
Investment management fees	—	16.2	—	16.2
Property services fees	—	—	1.2	1.2
Loans and other	—	3.8	—	3.8
Total revenue	186.6	20.0	1.2	207.8

Income from unconsolidated investments
Principal co-investments	—	55.1	—	55.1
Performance allocations	—	15.7	—	15.7
Income from unconsolidated investments	—	70.8	—	70.8

Gain on sale of real estate, net	402.0	—	—	402.0

Expenses
Rental	65.4	—	—	65.4
Hotel	4.1	—	—	4.1
Compensation and related	38.9	12.0	17.1	68.0
Share-based compensation	—	—	15.0	15.0
Performance allocation compensation	—	0.3	—	0.3
General and administrative	10.2	2.7	2.9	15.8
Depreciation and amortization	86.1	—	—	86.1
Total expenses	204.7	15.0	35.0	254.7
Interest expense	(62.2)	—	(33.9)	(96.1)
Loss on early extinguishment of debt	(12.1)	—	(26.5)	(38.6)
Other loss	(2.9)	—	(1.1)	(4.0)
Provision for income taxes	(2.2)	—	(65.4)	(67.6)
Net income (loss)	304.5	75.8	(160.7)	219.6
Net income attributable to noncontrolling interests	(1.2)	—	—	(1.2)
Preferred dividends	—	—	(8.6)	(8.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$303.3	$75.8	$(169.3)	$209.8

(Dollars in millions)	June 30, 2022	December 31, 2021
Total assets
Consolidated	$5,711.1	$5,473.9
Co-investment	2,325.2	2,077.9
Corporate	283.8	324.7
Total assets	$8,320.1	$7,876.5

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
    During the six months ended June 30, 2022, the Company generated pretax book income of $47.7 million related to its global operations and recorded a tax expense of $8.6 million. The tax expense for the period is below the US statutory tax rate. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and tax benefits from the partial release of valuation allowances against deferred tax asset associated with the Company's excess tax basis in UK real estate assets and the Company's excess tax basis in its investment in KWE. During this period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy UK real estate assets decreased due to deferred tax liabilities assumed in connection with the Company's acquisition of Waverly Gate as the assumed deferred tax liabilities provided a source of future taxable income to partially support the realization of the deferred tax assets. In addition, during the period, the excess tax basis (and associated valuation allowance) in the KWE investment decreased from operations due to tax in excess of book losses realized on the sale of real estate and book fair value gains not recognized for tax.
     Effective December 29, 2017, the Company elected to treat its investment in KWE as a partnership for U.S. tax purposes. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in its investment in KWE exceeded its book carrying value at December 31, 2021 and June 30, 2022. Due to the conversion of KWE to a partnership for U.S. tax purposes in 2017, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. The valuation allowance will be released when tax benefit from future real estate dispositions can be reasonably anticipated. As of June 30, 2022, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance is $80.4 million and $79.8 million, respectively, while as of December 31, 2021, Kennedy Wilson's excess tax basis in KWE and the related valuation allowance was $71.7 million and $71.5 million, respectively. During the six months ended June 30, 2022, there was an overall increase in the deferred tax asset (and associated valuation allowance) in the excess tax basis in the KWE investment as currency losses recognized through other comprehensive income exceed net decreases in the deferred tax asset from operations (see discussion in preceding paragraph).

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of June 30, 2022 and December 31, 2021; consolidating statements of operations for the three and six months ended June 30, 2022 and 2021, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2022 or 2021.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF June 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$125.7	$71.1	$263.8	$—	$460.6
Accounts receivable	—	—	19.0	23.3	—	42.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,669.2	3,584.6	—	5,253.8
Unconsolidated investments	—	15.5	687.8	1,480.1	—	2,183.4
Investments in and advances to consolidated subsidiaries	2,012.3	4,111.3	2,717.8	—	(8,841.4)	—
Other assets	—	127.3	43.9	67.0	—	238.2
Loan purchases and originations	—	5.9	85.5	50.4	—	141.8
Total assets	$2,012.3	$4,385.7	$5,294.3	$5,469.2	$(8,841.4)	$8,320.1

Liabilities and equity
Liabilities
Accounts payable	$—	$2.2	$4.2	$10.9	$—	$17.3
Accrued expenses and other liabilities	46.1	342.3	82.9	123.4	—	594.7
Mortgage debt	—	—	1,095.9	2,019.2	—	3,115.1
KW unsecured debt	—	2,028.9	—	—	—	2,028.9
KWE unsecured bonds	—	—	—	573.7	—	573.7
Total liabilities	46.1	2,373.4	1,183.0	2,727.2	—	6,329.7

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,966.2	2,012.3	4,111.3	2,717.8	(8,841.4)	1,966.2
Noncontrolling interests	—	—	—	24.2	—	24.2
Total equity	1,966.2	2,012.3	4,111.3	2,742.0	(8,841.4)	1,990.4
Total liabilities and equity	$2,012.3	$4,385.7	$5,294.3	$5,469.2	$(8,841.4)	$8,320.1

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$55.7	$80.3	$—	$136.1

Total income from unconsolidated subsidiaries	—	(1.3)	5.5	26.5	—	30.7

Gain on sale of real estate, net	—	—	11.4	0.5	—	11.9

Total expenses	7.4	21.9	45.3	53.9	—	128.5

Income from consolidated subsidiaries	6.4	42.9	31.4	—	(80.7)	—
Interest expense	—	(22.3)	(10.4)	(20.5)	—	(53.2)
Loss on early extinguishment of debt	—	—	(1.1)	—	—	(1.1)
Other income (loss)	—	0.9	(0.4)	3.1	—	3.6
(Loss) income before benefit from (provision for) income taxes	(1.0)	(1.6)	46.8	36.0	(80.7)	(0.5)
Benefit from (provision for) income taxes	—	8.1	(3.9)	(4.6)	—	(0.4)
Net (loss) income	(1.0)	6.5	42.9	31.4	(80.7)	(0.9)
Net loss attributable to the noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Preferred dividends	(7.8)	—	—	—	—	(7.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.8)	$6.5	$42.9	$31.1	$(80.7)	$(9.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED June 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$109.5	$151.2	$—	$260.8

Total income from unconsolidated subsidiaries	—	0.7	14.0	121.4	—	136.1

Gain on sale of real estate, net	—	—	11.4	2.4	—	13.8

Total expenses	14.5	44.4	98.1	110.6	—	267.6

Income from consolidated subsidiaries	53.5	135.7	127.4	—	(316.6)	—
Interest expense	—	(44.0)	(20.1)	(39.6)	—	(103.7)
Loss on early extinguishment of debt	—	—	(1.1)	—	—	(1.1)
Other income (loss)	—	3.7	(0.7)	6.4	—	9.4
Income (loss) before benefit from (provision for) income taxes	39.0	51.8	142.3	131.2	(316.6)	47.7
Benefit from (provision for) income taxes	—	1.8	(6.6)	(3.8)	—	(8.6)
Net (loss) income	39.0	53.6	135.7	127.4	(316.6)	39.1
Net income attributable to the noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Preferred dividends	(13.1)	—	—	—	—	(13.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$25.9	$53.6	$135.7	$127.2	$(316.6)	$25.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$54.8	$53.5	$—	$108.4

Total income from unconsolidated investments	—	0.2	28.8	23.4	—	52.4

Gain on sale of real estate, net	—	(1.7)	128.5	201.7	—	328.5

Total expenses	8.1	35.2	48.3	42.6	—	134.2

Income from consolidated subsidiaries	229.3	358.4	204.4	—	(792.1)	—
Interest expense	—	(14.5)	(11.7)	(18.3)	—	(44.5)
Loss on early extinguishment of debt	—	(11.7)	(0.7)	(11.4)	—	(23.8)
Other loss	—	0.3	(0.3)	(0.7)	—	(0.7)
(Loss) income before provision for income taxes	221.2	295.9	355.5	205.6	(792.1)	286.1
Benefit from (provision for) income taxes	—	(66.6)	2.9	(1.2)	—	(64.9)
Net (loss) income	221.2	229.3	358.4	204.4	(792.1)	221.2
Net loss attributable to the noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$216.9	$229.3	$358.4	$202.9	$(792.1)	$215.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.2	$106.7	$100.9	$—	$207.8

Total income from unconsolidated investments	—	3.1	33.0	34.7	—	70.8

Gain on sale of real estate, net	—	(1.7)	128.5	275.2	—	402.0

Total expenses	16.6	54.7	95.1	88.3	—	254.7

Income from consolidated subsidiaries	236.2	415.6	264.5	—	(916.3)	—
Interest expense	—	(34.0)	(23.2)	(38.9)	—	(96.1)
Loss on early extinguishment of debt	—	(26.5)	(0.7)	(11.4)	—	(38.6)
Other loss	—	(0.4)	(0.6)	(3.0)	—	(4.0)
(Loss) income before provision for income taxes	219.6	301.6	413.1	269.2	(916.3)	287.2
Benefit from (provision for) income taxes	—	(65.4)	2.5	(4.7)	—	(67.6)
Net (loss) income	219.6	236.2	415.6	264.5	(916.3)	219.6
Net loss attributable to the noncontrolling interests	—	—	—	(1.2)	—	(1.2)
Preferred dividends	(8.6)	—	—	—	—	(8.6)
Net (loss )income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$211.0	$236.2	$415.6	$263.3	$(916.3)	$209.8

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

The COVID-19 Pandemic
The COVID-19 pandemic commenced during the first quarter of 2020 and the duration and magnitude of it still remains relatively uncertain at this time. While not significant to the overall financial results of the Company at this time, any specific impact of the COVID-19 pandemic to the Company’s operations and financial results are discussed throughout this report. As a result of the rapid development, fluidity and uncertainty surrounding this situation, however, the status of the pandemic and the information available to us may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for 2022 and future periods.

Year to Date Highlights
•For the six months ended June 30, 2022, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $25.8 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $209.8 million for the same period in 2021. For the six months ended June 30, 2022 we had Adjusted EBITDA of $278.5 million as compared to $537.8 million for the same period in 2021. The decreases in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA are due to higher gains on sale of real estate during the six months ended June 30, 2021 offset by higher fair value gains during the six months ended June 30, 2022. Specifically, on June 25, 2021, the Company and a global institutional investor partner launched a new joint venture with respect to core-plus multifamily properties located in the Western United States (the “JV”). The JV commenced with the partner purchasing a 49% ownership stake in nine multifamily assets (2,809 units) previously wholly-owned by the Company and valued at approximately $800 million (the “MF seed portfolio”). The sale of the 49% ownership interest in the MF seed portfolio to its partner generated cash to the Company of $167 million. We do not control the JV, which led to the deconsolidation of the Company's retained 51% interest resulting in a gain on sale of real estate in accordance with U.S. GAAP of $332.0 million. The gain is due to the sale of the 49% interest to our partner and the recording of our retained 51% in unconsolidated investments at the fair value established by the transaction. The MF seed portfolio sale gain discussed above in the prior period was offset by a loss on extinguishment of debt associated with the 2024 Notes and KWE Bonds. There was no comparable activity in the current period.
•We recorded significant fair value gains and unrealized promotes (aggregate of $91.0 million) during the six months ended June 30, 2022 primarily due to the increase in value of our European industrial portfolio and Western United States multifamily portfolio. We have observed (both from recent transactions that we have entered into and third party transactional market data) significant cap rate compression of European industrial assets in our markets that contributed to the fair value gains we recorded year to date. We have also observed continued rental rate increases for new leases and renewals in most of our US multifamily portfolio that has increased the NOI at such properties. There have also been fair value gains associated with fixed rate mortgages primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market. Such fair value gains have been offset by foreign exchange losses on our European fair value investments due to Euro and GBP weakening against the U.S. Dollar.

•We acquired $1,526.5 million (KW share of $834.9 million) of real estate and originated $422.9 million (KW share of $22.1 million) of loans secured by real estate.
•On March 8, 2022, the Company announced the issuance of a $300 million perpetual preferred equity investment in Kennedy Wilson by affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"). Under the terms of the agreement, Fairfax purchased $300 million in cumulative perpetual preferred stock carrying a 4.75% annual dividend rate and 7-year warrants for approximately 13.0 million common shares with an initial exercise price of $23.00 per share, representing a premium of 2% to the daily volume weighted average price per share of Kennedy Wilson’s common stock over the 20 trading days ending, and including, February 9, 2022. The preferred stock is callable by Kennedy Wilson at any time.
•In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the six months ended June 30, 2022, the Company did not issue any shares under the ATM Program.
Company Overview
We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating strong long-term risk-adjusted returns for our shareholders and partners. For the six months ended June 30, 2022, our 228 employees managed a total of $22.6 billion of Real Estate Assets Under Management ("AUM"), which includes 38,222 multifamily units (including 4,944 units under lease up or in process of being developed), 25.7 million commercial square feet (including 2.4 million square feet under lease up or in process of being developed), and $2.8 billion of development and residential and other. The $19.8 billion of operating properties within our AUM produced total revenue of $698.6 million (KW's share of which was $342.6 million). Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Spain, also managed the consummation of $1.5 billion of gross acquisitions and $422.9 million of loan investments (KW's ownership interest of 44%) and $357.6 million of gross dispositions and $322.3 million of loan repayments (KW's ownership interest of 29%) during the six months ended June 30, 2022.
Our global real estate portfolio is primarily comprised of multifamily communities (56%) and commercial properties (41%) based upon our share of NOI. The Western United States represents 60% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California. In Europe, our portfolio is focused in the United Kingdom (17%) and Ireland (21%).

Our business is comprised of two segments.

First, our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office, retail and industrial properties, and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of June 30, 2022, our fee-bearing capital was $5.3 billion and we recognized $22.3 million in base investment management fees and $18.5 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the six months ended June 30, 2022. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.
The table below details key metrics of the Consolidated and Co-Investments portfolios as of June 30, 2022:

	Consolidated	Co-Investments
Multifamily units - market rate	11,570	15,443
Multifamily units - affordable	—	11,209
Office feet square feet (millions)	5.2	7.1
Industrial square feet (millions)	—	8.9
Retail square feet (millions)	3.0	1.5
Hotels	1	1
Real estate debt - 100% (billions)	$—	$1.9
Real estate debt - KW share (millions)	$—	$136.6
Revenues (millions)	$232.7	$163.7
NOI (millions)	$145.7	$78.5
AUM (billions)	$9.1	$13.5
    In our Co-investments Portfolio, 88% of our carrying value is accounted for at fair value. Our interests in such joint ventures, commingled funds, loans and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $492 million over the next three years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional details in the section titled Development and Redevelopment below.
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
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
    During the last five years, occupancy, NOI, Adjusted EBITDA and fee-bearing capital of KW was as follows (at share):

	Three Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2022	2021	2020	2019	2018
Multifamily Occupancy	94.7%	95.9%	93.9%	94.6%	93.7%
% change	(1.3)%	2.1%	(0.7)%	1.0%	—%
Office Occupancy	90.6%	92.7%	91.8%	96.9%	97.0%
% change	(2.3)%	1.0%	(5.3)%	(0.1)%	—%
Consolidated NOI(1)	$76.3	$60.6	$63.4	$82.9	$98.7
% change	25.9%	(4.4)%	(23.5)%	(16.0)%	—%
JV NOI(1)	$39.8	$27.0	$22.8	$19.5	$13.6
% change	47.4%	18.4%	16.9%	43.4%	—%
Adjusted EBITDA(1)	$118.4	$410.2	$72.8	$187.4	$270.5
% change	(71.1)%	463.5%	(61.2)%	(30.7)%	—%
Fee-bearing capital	$5.3	$4.5	$3.5	$2.4	$1.8
% change	17.8%	28.6%	45.8%	33.3%	—%
AUM	$22.6	$18.5	$18.9	$16.4	$15.9
% change	22.2%	(2.1)%	15.2%	3.1%	—%

	Six Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2022	2021	2020	2019	2018
Multifamily Occupancy	94.7%	95.9%	93.9%	94.5%	93.5%
% change	(1.3)%	2.1%	(0.6)%	1.1%	—%
Office Occupancy	90.6%	92.7%	91.8%	96.8%	97.5%
% change	(2.3)%	1.0%	(5.2)%	(0.7)%	—%
Consolidated NOI(1)	$145.7	$113.8	$133.7	$154.9	$189.4
% change	28.0%	(14.9)%	(13.7)%	(18.2)%	—%
JV NOI(1)	$78.5	$53.4	$52.7	$36.0	$26.8
% change	47.0%	1.3%	46.4%	34.3%	—%
Adjusted EBITDA(1)	$278.5	$537.8	$184.8	$307.5	$393.1
% change	(48.2)%	191.0%	(39.9)%	(21.8)%	—%
Fee-bearing capital	$5.3	$4.5	$3.5	$2.4	$1.8
% change	17.8%	28.6%	45.8%	33.3%	—%
AUM	$22.6	$18.5	$18.9	$16.4	$15.9
% change	22.2%	(2.1)%	15.2%	3.1%	—%
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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership in our Co-Investments Portfolio assets of 39% as of June 30, 2022.

    In addition to our two primary business segments, our Corporate segment includes, among other things, our corporate overhead and our auction group.
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
    The table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of June 30, 2022 and December 31, 2021:

($ in millions)	June 30, 2022	December 31, 2021
Cash(1)	$292.8	$362.3
Real estate	5,253.8	5,059.8
Accounts receivable and other assets	120.1	111.7
Total Assets	$5,666.7	$5,533.8

Accounts payable	14.4	17.4
Accrued expenses	137.4	126.8
Mortgage debt	3,115.1	2,959.8
KWE bonds	573.7	622.8
Total Liabilities	3,840.6	3,726.8

Equity	$1,826.1	$1,807.0
(1)Excludes $167.8 million and $162.5 million as of June 30, 2022 and December 31, 2021 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents the carrying value of balance sheet which is primarily at fair value on our Co-Investment Portfolio at our share of the underlying investments as of June 30, 2022 and December 31, 2021:

($ in millions)	June 30, 2022	December 31, 2021
Cash	$114.4	$103.7
Real estate	4,119.6	3,667.9
Loans	141.8	143.4
Accounts receivable and other assets	332.3	311.9
Total Assets	$4,708.1	$4,226.9

Accounts payable and accrued expenses	106.1	87.1
Mortgage debt	2,276.8	2,061.9
Total Liabilities	2,382.9	2,149.0

Equity	$2,325.2	$2,077.9
    Separate accounts
    We have several equity partners whereby we act as the general partner and receive investment management fees and performance allocations, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of June 30, 2022, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds
    We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our two U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of June 30, 2022, our weighted average ownership interest in the commingled funds that we manage was 12%.
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
Our global multifamily portfolio has 38,222 units as of June 30, 2022, consisting of 33,278 stabilized units and 4,944 units that are undergoing lease up or are in the process of being developed.
    As of June 30, 2022, we hold ownership interests in 149 assets that include 11,570 consolidated market rate multifamily apartment units, 15,443 market rate units within our Co-Investment Portfolio and 11,209 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region (Utah, Idaho, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

When we acquired our ownership interest in VHH in 2015, the portfolio consisted of 5,485 units. As of June 30, 2022, the VHH portfolio includes 8,949 stabilized rental units with another 2,260 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of June 30, 2022 we have contributed an additional

$116.8 million into VHH and have received $255.5 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $211.9 million as of June 30, 2022. Since our acquisition in 2015, we have recorded $206.9 million worth of fair value gains on our investment in VHH, including $46.8 million during the six months ended June 30, 2022.
    Commercial
    Our investment approach for office acquisition criteria differs across our various investment platforms. For our Consolidated Portfolio we look to invest in large high-quality properties with high replacement costs. In our separate account portfolios our partners have certain characteristics whether it be location, financing (unencumbered properties) or hold period. The commingled funds typically look for opportunities that have a value-add component that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
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
    As of June 30, 2022, we hold investments in 64 office properties totaling over 12.3 million square feet, 101 industrial properties totaling 8.9 million square feet and 54 retail properties totaling 4.5 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 5.2 million square feet of office space and 3.0 million square feet of retail space. Our Co-Investment portfolio has 7.1 million square feet of office space, 8.9 million square feet of industrial space and 1.5 million square feet of retail space.
    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of June 30, 2022, we have 2,279 multifamily units, 0.4 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 57% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
    Real Estate Debt
     We have a global debt platform with multiple partners. In March 2022, we announced the expansion of our global debt platform to over $6 billion. Our global debt platform, which includes partners across insurance and sovereign wealth funds, invests across the entire real estate debt capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global debt platform investments have been made without the use of any leverage and are invested through our Co-Investments Portfolio.
    As of June 30, 2022, we held interests in 35 loans, located in the Western U.S. and the United Kingdom, with an average interest rate of 7.9% per annum and an unpaid principal balance ("UPB") of $1.9 billion of real estate debt (of which our share was a UPB of $136.6 million). Our share of the loans consist of 86% that have floating interest rates. Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. All of the loans in our global debt platform are performing in line with expectations and making payments as contractually agreed.
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
Hotel
    We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of June 30, 2022, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star Rosewood flagged resort development that will contain 150 rooms in Kona, Hawaii.
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
    As of June 30, 2022, we held 19 investments that are primarily comprised of 210 residential units/lots and 3,778 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of June 30, 2022, these investments had a gross asset value of $274.6 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of June 30, 2022, $2.0 billion or 93% of our investments in our Co-Investment Portfolio (24% of total assets) were held at estimated fair value. As of June 30, 2022, there were cumulative fair value gains on investments held of $637.9 million which comprises 31% of the $2.0 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $206.9 million of the $637.9 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the six months ended June 30, 2022, we recognized $72.5 million and $18.5 million, respectively, of net fair value gains and performance allocations on co-investment portfolio investments.

    To determine these estimated fair market values, we use discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. As such, below are ranges of the key metrics included in determining these estimated values.

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.00%	7.00% — 9.30%
	Income approach - direct capitalization	3.70% — 4.90%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	3.90% — 7.80%	N/A
Industrial	Income approach - discounted cash flow	4.80% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.10% — 6.70%	N/A
Retail	Income approach - discounted cash flow	5.50%	7.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
Residential	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, we consider significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 0.37% to 7.25%.

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

Selected Financial Data

In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and six months ended June 30, 2022 dating back to 2018.

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
GAAP
Revenues	$136.1	$108.4	$107.1	$143.7	$217.8
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(9.0)	215.4	(42.1)	50.8	109.6
Basic (loss) income per share of common stock	(0.07)	1.55	(0.30)	0.36	0.77
Diluted (loss) income per share of common stock	(0.07)	1.53	(0.30)	0.36	0.77
Dividends declared per share of common stock	0.24	0.22	0.22	0.21	0.19
Non-GAAP(1)
Adjusted EBITDA	118.4	410.2	72.8	187.4	270.5
Adjusted EBITDA percentage change	(71)%	463%	(61)%	(31)%	—%
Adjusted Net Income	41.4	264.6	12.0	105.1	170.9
Adjusted Net Income percentage change	(84)%	2,105%	(89)%	(39)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
GAAP
Revenues	$260.8	$207.8	$230.4	$284.4	$407.9
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	25.8	209.8	(52.0)	45.5	107.2
Basic income (loss) per share of common stock	0.19	1.51	(0.37)	0.33	0.74
Diluted income (loss) per share of common stock	0.19	1.50	(0.37)	0.33	0.74
Dividends declared per share of common stock	0.48	0.44	0.44	0.42	0.38
Non-GAAP(1)
Adjusted EBITDA	278.5	537.8	184.8	307.5	393.1
Adjusted EBITDA percentage change	(48)%	191%	(40)%	(22)%	—%
Adjusted Net Income	126.8	311.6	56.8	158.9	234.1
Adjusted Net Income percentage change	(59)%	449%	(64)%	(32)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The following tables show selected financial items as of June 30, 2022 and as of December 31, 2021 through 2018:

	June 30,	December 31,
(in millions)	2022	2021	2020	2019	2018
Cash and cash equivalents	$460.6	$524.8	$965.1	$573.9	$488.0
Total assets	8,320.1	7,876.5	7,329.0	7,304.5	7,381.8
Mortgage debt	3,115.1	2,959.8	2,589.8	2,641.0	2,950.3
KW unsecured debt	2,028.9	1,852.3	1,332.2	1,131.7	1,202.0
KWE unsecured bonds	573.7	622.8	1,172.5	1,274.2	1,260.5
Kennedy Wilson equity	1,966.2	1,777.6	1,644.5	1,678.7	1,246.7
Noncontrolling interests	24.2	26.3	28.2	40.0	184.5
Total equity	1,990.4	1,803.9	1,672.7	1,719.2	1,431.2
Common shares outstanding	137.8	138.0	141.4	151.6	143.2

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
    The table below details the changes in the Company's AUM for the six months ended June 30, 2022:

(in millions)	December 31, 2021	Increases	Decreases	June 30, 2022
IMRES AUM	$21,569.2	$2,637.2	$(1,589.4)	$22,617.0
    AUM increased 4.9% to approximately $22.6 billion as of June 30, 2022. The increase is due to acquisitions of multifamily assets in the Western United States and industrial assets in the United Kingdom and loan originations in the Western United States. These were offset by decreases from foreign exchange losses and dispositions of non-core assets.
Foreign Currency and Currency Derivative Instruments
    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$109.3	$—	$—	$109.3
Hotel	12.7	—	—	12.7
Investment management fees	—	11.0	—	11.0
Property services fees	—	—	0.4	0.4
Loans and other	—	2.7	—	2.7
Total revenue	122.0	13.7	0.4	136.1
Income (loss) from unconsolidated investments
Principal co-investments	—	39.4	—	39.4
Performance allocations	—	(8.7)	—	(8.7)
Income from unconsolidated investments	—	30.7	—	30.7

Gain on sale of real estate, net	11.9	—	—	11.9
Expenses
Rental	36.4	—	—	36.4
Hotel	7.6	—	—	7.6
Compensation and related	9.8	10.9	5.8	26.5
Share-based compensation	—	—	7.3	7.3
Performance allocation compensation	—	(2.0)	—	(2.0)
General and administrative	3.6	3.9	1.9	9.4
Depreciation and amortization	43.3	—	—	43.3
Total expenses	100.7	12.8	15.0	128.5
Interest expense	(30.7)	—	(22.5)	(53.2)
Loss on early extinguishment of debt	(1.1)	—	—	(1.1)
Other income	2.8	—	0.8	3.6
(Provision for) benefit from income taxes	(8.5)	—	8.1	(0.4)
Net (loss) income	(4.3)	31.6	(28.2)	(0.9)
Net income attributable to the noncontrolling interests	(0.3)	—	—	(0.3)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(7.8)	(7.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(4.6)	31.6	(36.0)	(9.0)
Add back (less):
Interest expense	30.7	—	22.5	53.2
Loss on early extinguishment of debt	1.1	—	—	1.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	15.1	—	15.1
Depreciation and amortization	43.3	—	—	43.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.9	—	0.9
Provision for (benefit from) income taxes	8.5	—	(8.1)	0.4
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.7)	—	—	(1.7)
Preferred dividends and accretion of preferred stock issuance costs	—	—	7.8	7.8
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$77.2	$47.7	$(6.5)	$118.4
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$94.7	$—	$—	$94.7
Hotel	2.2	—	—	2.2
Investment management fees	—	8.8	—	8.8
Property services fees	—	—	0.5	0.5
Loans and other	—	2.2	—	2.2
Total revenue	96.9	11.0	0.5	108.4
Income from unconsolidated investments
Principal co-investments	—	36.3	—	36.3
Performance allocations	—	16.1	—	16.1
Income from unconsolidated investments	—	52.4	—	52.4

Gain on sale of real estate, net	328.5	—	—	328.5
Expenses
Rental	32.4	—	—	32.4
Hotel	2.5	—	—	2.5
Compensation and related	23.8	6.1	11.1	41.0
Share-based compensation	—	—	7.3	7.3
Performance allocation compensation	—	0.3	—	0.3
General and administrative	5.9	1.4	1.7	9.0
Depreciation expense	41.7	—	—	41.7
Total expenses	106.3	7.8	20.1	134.2
Interest expense	(30.1)	—	(14.4)	(44.5)
Loss on early extinguishment of debt	(12.1)	—	(11.7)	(23.8)
Other loss	(0.5)	—	(0.2)	(0.7)
Benefit from (provision for) income taxes	1.7	—	(66.6)	(64.9)
Net income (loss)	278.1	55.6	(112.5)	221.2
Net income attributable to the noncontrolling interests	(1.5)	—	—	(1.5)
Preferred dividends	—	—	(4.3)	(4.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	276.6	55.6	(116.8)	215.4
Add back (less):
Interest expense	30.1	—	14.4	44.5
Loss on early extinguishment of debt	12.1	—	11.7	23.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	8.9	—	8.9
Depreciation and amortization	41.7	—	—	41.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.4	—	1.4
(Benefit from) provision for income taxes	(1.7)	—	66.6	64.9
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(2.0)	—	—	(2.0)
Preferred dividends	—	—	4.3	4.3
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$356.6	$66.1	$(12.5)	$410.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

    Financial Highlights
    GAAP net loss to common shareholders was $9.0 million for the three months ended June 30, 2022 and GAAP net income to common shareholders was $215.4 million for the three months ended June 30, 2021
    Adjusted EBITDA was $118.4 million and $410.2 million for the three months ended June 30, 2022 and 2021, respectively.
    The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to significantly lower gains on sale of real estate, net and fair value gains during the three months ended June 30, 2022 as compared to the prior period as discussed above. Please see "Consolidated Portfolio Segment" below for a discussion of the gains on sale of real estate, net during the current and prior periods.
    Operational Highlights
    Same store property highlights for the three months ended June 30, 2022 include:
•For our 13,228 same property multifamily units for the three months ended June 30, 2022 as compared to the prior period:
◦occupancy decreased slightly to 94.6% from 95.5%
◦net operating income increased by 15.4%
◦total revenues increased by 12.2%
•For 4.1 million square feet of same property office real estate for the three months ended June 30, 2022 as compared to the prior period:
◦occupancy decreased to 93.6% from 95.0%
◦net operating income decreased by 0.7%
◦total revenues increased by 0.5%
•Investment Transactions
◦acquired $1,006.6 million of real estate assets and $175.7 million of loans (our share of which was $560.4 million and $9.8 million, respectively) and sold $167.1 million of assets (our share of which was $120.1 million). Real estate loans of $322.3 million (our share of which was $23.4 million) were repaid.
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

	Three Months Ended June 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(4.1)	(3)%	$(0.2)	—%	$(4.3)	(3)%
Net (loss) income	(0.3)	3%	(12.7)	141%	(13.0)	144%
Adjusted EBITDA	(3.2)	(3)%	(13.1)	(11)%	(16.3)	(14)%

	Three Months Ended June 30, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.8	1%	$—	—%	$0.8	1%
Net (loss) income	(0.6)	—%	3.0	1%	2.4	1%
Adjusted EBITDA	0.1	—%	3.0	1%	3.1	1%

Consolidated Portfolio Segment
    Rental income was $109.3 million for the three months ended June 30, 2022 as compared to $94.7 million for the same period in 2021. The $14.6 million increase is primarily due to the acquisition of office properties in the United Kingdom and multifamily properties in the Western United States as well as rental increases on existing multifamily properties. Additionally, we had a $2.5 million reduction to rental income for the three months ended June 30, 2022, as we assessed the full collection of these rents as improbable, primarily driven by the impact of COVID-19 pandemic. This reduction was offset by the cash collection of $2.9 million we received during the three months ended June 30, 2022 on previously reserved receivables which increased rental income. We had a $3.8 million reduction to rental income for the three months ended June 30, 2021. We received $1.7 million on previously reserved receivables during the three months ended June 30, 2021. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $12.7 million for the three months ended June 30, 2022 as compared to $2.2 million for the same period in 2021. The $10.5 million increase is primarily due to Ireland lifting COVID-19 restrictions, leading to increased operations at the Shelbourne Hotel during the three months ended June 30, 2022. During the three months ended June 30, 2021, the hotel had severely limited its operations due to COVID-19 related restrictions. During the second quarter of 2022, the activity level at the Shelbourne Hotel exceeded such levels that we observed before the start of the COVID-19 pandemic.
Gain on sale of real estate, net was $11.9 million for the three months ended June 30, 2022 as compared to $328.5 million during the same period in 2021. The gain recognized during the three months ended June 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States which includes impairment loss of $5.0 million relating to non-core office and retail buildings in the United Kingdom that are being marketed for sale. The gains recognized during the three months ended June 30, 2021 relates to the sale of a 49% interest, in and the resulting deconsolidation of the assets that made up the MF seed portfolio as discussed throughout this report.
    Rental expenses increased to $36.4 million for the three months ended June 30, 2022 as compared to $32.4 million for the three months ended June 30, 2021. The increase is due to new acquisitions of office properties in the United Kingdom and multifamily properties in the Western United States, as discussed above, as well as an increase in pricing on certain goods and services on existing properties.
    Hotel expenses increased to $7.6 million for the three months ended June 30, 2022 as compared to $2.5 million for the three months ended June 30, 2021 primarily due to increased level of activity and operations at the Shelbourne Hotel during 2022 as described above.
    Compensation expense decreased to $9.8 million for the three months ended June 30, 2022 as compared to $23.8 million for the three months ended June 30, 2021 as a result of lower gains on sale of real estate, net for the three months ended June 30, 2022 compared to the prior period.
General and administrative expenses were $3.6 million for the three months ended June 30, 2022 as compared to $5.9 million for the three months ended June 30, 2021. Similar to compensation expense discussed above there was a lower allocation of corporate expenses to the Consolidated segment in the current period as a result of lower gains on sale of real estate, net for the three months ended June 30, 2022 compared to the prior period.
Depreciation and amortization increased to $43.3 million during the three months ended June 30, 2022 as compared to $41.7 million. The increase is primarily due to acquisitions of multifamily in the Western United States and office properties in the United Kingdom.
    Interest expense was $30.7 million for the three months ended June 30, 2022 as compared to $30.1 million for the same period in 2021. The increase is primarily due to higher property level debt balances due to new acquisitions.
Loss on early extinguishment of debt was $1.1 million for the three months ended June 30, 2022 as compared to $12.1 million for the three months ended June 30, 2021. During the current period we had prepayment penalties on a mortgage loan that was refinanced. In the prior period, we incurred a $9.3 million loss associated with the tender offer on the KWE Bonds and the remaining balance was related to prepayment penalties on the refinance of three multifamily property level mortgages. We also incurred a loss associated with the partial tender offer and subsequent redemption of the total balance of the 2024 Notes during the six months ended June 30, 2021 as explained in the description of the "Corporate" segment below.
Other income was $2.8 million for the three months ended June 30, 2022 as compared to other loss $0.5 million for the three months ended June 30, 2021. We had mark to market fair value gains of $4.0 million on the Company's undesignated interest rate caps and swap contracts in the current period. We have entered into these contracts to hedge against rising interest rates associated with our variable rate property level mortgages. We have included these contracts in other income as the movements are currently non-cash fair value related and we did not want to distort interest expense line item. The gains from the interest rate contracts was offset by realized foreign currency exchange movements. Other loss for the three months ended June 30, 2021 was due to realized foreign exchange losses.
    Co-Investment Portfolio Segment
Investment Management
    On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the three months ended June 30, 2022, we had fees recorded through revenues of $11.0 million as compared to $8.8 million from the same period in 2021. During the three months ended June 30, 2022, we had higher base management fees as a result of having more assets under management in our Co-Investment Portfolio mainly from new assets under management in our European Industrial platform and Western United States multifamily separate accounts. There was also an increase in assets under management in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $2.7 million during the three months ended June 30, 2022 as compared to $2.2 million for the same period in 2021. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform over the last year.
    Expenses increased to $12.8 million for the three months ended June 30, 2022 as compared to $7.8 million for the same period in 2021. The increase compared to the prior period was primarily due to the allocation of $4.4 million in discretionary compensation expenses which was offset by a $2.0 million reduction of performance allocation compensation under our performance allocation sharing program as described throughout this report. The decrease in the accrual of the performance allocation compensation is due to the net decrease in the underlying valuation of the assets that are part of the performance allocation plan and the resulting net decrease in the performance allocation accrual.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended June 30, 2022 and the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Revenue
Rental	$55.9	$38.3
Sale of real estate	27.1	0.5
Total revenue	83.0	38.8

Fair value/other adjustments	14.6	25.9
Performance allocations	(8.7)	16.1

Loss on sale of real estate, net	—	(3.1)

Expenses
Rental	16.1	11.3
Cost of real estate sold	22.7	1.1
Depreciation and amortization	0.9	1.5
Total expenses	39.7	13.9

Interest expense	(15.2)	(8.8)
Other loss	(3.3)	(2.6)
Income from unconsolidated investments	$30.7	$52.4

    The decrease in income from unconsolidated investments is due to lower fair value gains and decreases in performance allocations on our Western United States multifamily assets and commingled fund assets. Valuations of multifamily assets in our Western United States markets were at historic levels at the end of 2021 and into the first quarter of 2022. Given the increase in interest rates as a result of recent actions taken by the Federal Reserve, we have observed slowdown in the level of transaction activity and related market comparable data. As a result, during the three months ended June 30, 2022, we recognized a slight reduction in real estate fair values, including the impact of foreign currency exchange rates. Such decreases, however, were more than offset by the fair value gains that we recognized on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market. Our share of JV NOI (rental income net of rental operating expenses) increased in the current period primarily due to additional assets in the Co-Investments in the current period.
During the three months ended June 30, 2022, we recorded a $8.7 million decrease in the accrual for performance fees relating to our commingled funds and separate account investments as a result of the reduction of fair value gains and performance allocations that we accrued during prior periods (as discussed above). Our investment in VHH had significant fair value gains in the quarter to gains on its fixed rate property loans and increases in NOI at the properties. VHH does not have a performance allocation associated with the investment which is driving there being fair value gains for the period but performance allocation decreases as gains from VHH offset fair value losses associated with investments that have performance allocations. During the three months ended June 30, 2021, we had a $16.1 million increase in the accrual for performance fees relating to our commingled funds and a separate account investment.
    Corporate
Expenses decreased to $15.0 million for the three months ended June 30, 2022 as compared to $20.1 million for the three months ended June 30, 2021 due to lower discretionary bonus compensation expense which was offset by lower share based compensation expenses for the three months ended June 30, 2022.
    Interest expense was $22.5 million for the three months ended June 30, 2022 as compared to $14.4 million for the same period in 2021. For the three months ended June 30, 2022, we had higher corporate debt balances outstanding due to additional senior notes issuance and line of credit draws which lead to an increase in interest expense.
The $11.7 million loss on the early extinguishment of debt for the three months ended June 30, 2021 is due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the current period.
Other income increased to $0.8 million for the three months ended June 30, 2022 as compared to other loss of $0.2 million for the same period in 2021. We had mark to market fair value gains on interest rate caps that the Company bought to hedge its variable rate interest rate exposure during three months ended June 30, 2022.

Our income tax expense was $0.4 million for the three months ended June 30, 2022 as compared to an income tax expense of $64.9 million in 2021. The decrease in income tax expense is primarily attributable to a $286.6 million decrease in worldwide pre-tax book income in 2022 as compared to the same period in the prior year. Our effective tax rate for the three months ended June 30, 2022 was 80.0% as compared to an effective tax rate of 22.7% in 2021. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and tax benefits from the partial release of the valuation allowance against our deferred tax assets associated with our excess tax basis in our UK real estate assets and our excess tax basis in our investment in KWE. During the three months ended June 30, 2022, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased as a result of KWE recognizing tax losses in excess of book losses from its disposition of real estate. The effective tax rate for 2021 exceeds the statutory tax rate due to non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.0)	$215.4
Unrealized foreign currency translation (losses) income, net of noncontrolling interests and tax	(58.6)	1.0
Amounts reclassified out of accumulated other comprehensive loss during the period	—	2.2
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	21.9	(9.0)
Unrealized income on interest rate swaps	0.9	—
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(44.8)	$209.6

Included within the net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Realized foreign currency exchange (loss) gain- consolidated statements of operations	$(0.7)	$—
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$(0.7)	$—

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended June 30, 2022 and 2021 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2022	2021
Euro	(5.1)%	0.6%
GBP	(7.0)%	(0.1)%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the three months ended June 30, 2022 and 2021 was loss of $44.8 million and income of $209.6 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes.

Kennedy Wilson Consolidated Financial Results: Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$213.5	$—	$—	$213.5
Hotel	19.2	—	—	19.2
Investment management fees	—	22.3	—	22.3
Property services fees	—	—	0.8	0.8
Loans and other	—	5.0	—	5.0
Total revenue	232.7	27.3	0.8	260.8
Income from unconsolidated investments
Principal co-investments	—	117.6	—	117.6
Performance allocations	—	18.5	—	18.5
Income from unconsolidated investments	—	136.1	—	136.1

Gain on sale of real estate, net	13.8	—	—	13.8
Expenses
Rental	72.1	—	—	72.1
Hotel	11.9	—	—	11.9
Compensation and related	18.0	25.3	12.2	55.5
Share-based compensation	—	—	14.4	14.4
Performance allocation compensation	—	9.8	—	9.8
General and administrative	6.1	7.6	3.6	17.3
Depreciation and amortization	86.6	—	—	86.6
Total expenses	194.7	42.7	30.2	267.6
Interest expense	(59.7)	—	(44.0)	(103.7)
Loss on early extinguishment of debt	(1.1)	—	—	(1.1)
Other income	5.9	—	3.5	9.4
(Provision for) benefit from income taxes	(10.4)	—	1.8	(8.6)
Net (loss) income	(13.5)	120.7	(68.1)	39.1
Net income attributable to the noncontrolling interests	(0.2)	—	—	(0.2)
Preferred dividends	—	—	(13.1)	(13.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(13.7)	120.7	(81.2)	25.8
Add back (less):
Interest expense	59.7	—	44.0	103.7
Loss on early extinguishment of debt	1.1	—	—	1.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	26.4	—	26.4
Depreciation and amortization	86.6	—	—	86.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.0	—	2.0
Provision for (benefit from) income taxes	10.4	—	(1.8)	8.6
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.2)	—	—	(3.2)
Preferred dividends and accretion of preferred stock issuance costs	—	—	13.1	13.1
Share-based compensation	—	—	14.4	14.4
Adjusted EBITDA(1)	$140.7	$149.3	$(11.5)	$278.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$183.6	$—	$—	$183.6
Hotel	3.0	—	—	3.0
Investment management fees	—	16.2	—	16.2
Property services fees	—	—	1.2	1.2
Loans and other	—	3.8	—	3.8
Total revenue	186.6	20.0	1.2	207.8
Income from unconsolidated investments
Principal co-investments	—	55.1	—	55.1
Performance allocations	—	15.7	—	15.7
Income from unconsolidated investments	—	70.8	—	70.8

Gain on sale of real estate, net	402.0	—	—	402.0
Expenses
Rental	65.4	—	—	65.4
Hotel	4.1	—	—	4.1
Compensation and related	38.9	12.0	17.1	68.0
Share-based compensation	—	—	15.0	15.0
Performance allocation compensation	—	0.3	—	0.3
General and administrative	10.2	2.7	2.9	15.8
Depreciation expense	86.1	—	—	86.1
Total expenses	204.7	15.0	35.0	254.7
Interest expense	(62.2)	—	(33.9)	(96.1)
Loss on early extinguishment of debt	(12.1)	—	(26.5)	(38.6)
Other loss	(2.9)	—	(1.1)	(4.0)
Provision for income taxes	(2.2)	—	(65.4)	(67.6)
Net income (loss)	304.5	75.8	(160.7)	219.6
Net income attributable to the noncontrolling interests	(1.2)	—	—	(1.2)
Preferred dividends	—	—	(8.6)	(8.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	303.3	75.8	(169.3)	209.8
Add back (less):
Interest expense	62.2	—	33.9	96.1
Loss on early extinguishment of debt	12.1	—	26.5	38.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	16.8	—	16.8
Depreciation and amortization	86.1	—	—	86.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	3.1	—	3.1
Provision for income taxes	2.2	—	65.4	67.6
Fees eliminated in consolidation	(0.5)	0.5	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.9)	—	—	(3.9)
Preferred dividends	—	—	8.6	8.6
Share-based compensation	—	—	15.0	15.0
Adjusted EBITDA(1)	$461.5	$96.2	$(19.9)	$537.8
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net income to common shareholders was $25.8 million for the six months ended June 30, 2022 and GAAP net income to common shareholders was $209.8 million for six months ended June 30, 2021
    Adjusted EBITDA was $278.5 million and $537.8 million for the six months ended June 30, 2022 and 2021, respectively.
    The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to significantly lower gains on sale of real estate, net offset by higher fair value gains during the six months ended June 30, 2022 as compared to the prior period as discussed above. Please see "Consolidated Portfolio Segment" below for a discussion of the gains on sale of real estate, net during the current and prior periods.
    Operational Highlights
    Same store property highlights for the six months ended June 30, 2022 include:
•For our 13,108 same property multifamily units for the six months ended June 30, 2022 as compared to the prior period:
◦occupancy decreased slightly to 94.8% from 95.4%
◦net operating income increased by 14.4%
◦total revenues increased by 11.5%
•For 4.1 million square feet of same property office real estate for the six months ended June 30, 2022 as compared to the prior period:
◦occupancy decreased to 93.5% from 95.3%
◦net operating income decreased by 2.7%
◦total revenues decreased by 0.8%
•Investment Transactions
◦acquired $1,526.5 million of real estate assets and $422.9 million of loans (our share of which was $834.9 million and $22.1 million, respectively) and sold $357.6 million of assets (our share of which was $176.2 million). Real estate loans of $322.3 million (our share of which was $23.4 million) were repaid.
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

	Six Months Ended June 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(4.5)	(2)%	$(0.3)	—%	$(4.8)	(2)%
Net (loss) income	(0.8)	(3)%	(22.8)	(88)%	(23.6)	(91)%
Adjusted EBITDA	(3.9)	(1)%	(23.2)	(8)%	(27.1)	(9)%

	Six Months Ended June 30, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.2	1%	$(0.1)	—%	$1.1	1%
Net (loss) income	(2.3)	(1)%	(4.9)	(2)%	(7.2)	(3)%
Adjusted EBITDA	(1.0)	—%	(5.0)	(1)%	(6.0)	(1)%

    Consolidated Portfolio Segment
    Rental income was $213.5 million for the six months ended June 30, 2022 as compared to $183.6 million for the same period in 2021. The $29.9 million increase is primarily due to the acquisition of office properties in the United Kingdom and multifamily properties in the Western United States. Additionally, we had a $4.3 million reduction to rental income for the six months ended June 30, 2022 as we assessed the full collection of these rents as improbable, primarily driven by the impact of COVID-19 pandemic. This reduction was offset by the cash collection of $4.7 million we received during the six months ended June 30, 2022 on previously reserved receivables which increased rental income. We had a $5.6 million reduction to rental income for the six months ended June 30, 2021. We received $1.9 million on previously reserved receivables during the six months ended June 30, 2021. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $19.2 million for the six months ended June 30, 2022 as compared to $3.0 million for the same period in 2021. The $16.2 million increase is primarily due to Ireland lifting COVID-19 restrictions, leading to increased level of operations at the Shelbourne Hotel during the six months ended June 30, 2022. During the six months ended June 30, 2021, the hotel had severely limited operations due to COVID-19 related restrictions.
Gain on sale of real estate, net was $13.8 million for the six months ended June 30, 2022 compared to $402.0 million during the same period in 2021. The gain recognized during the six months ended June 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States. The gains recognized during the six months ended June 30, 2021 relates to the sale of a 49% interest in and resulting deconsolidation of the assets that made up the MF seed portfolio, as discussed throughout this report, and Friars Bridge Court, an office building in the United Kingdom.
    Rental expenses increased to $72.1 million for the six months ended June 30, 2022 as compared to $65.4 million for the six months ended June 30, 2021. The increase is due to new acquisitions of office properties in the United Kingdom and multifamily properties in the Western United States as discussed above.
    Hotel expenses increased to $11.9 million for the six months ended June 30, 2022 as compared to $4.1 million for the six months ended June 30, 2021 primarily due to increased level of activity and operations at the Shelbourne Hotel during 2022 as described above.
    Compensation expense decreased to $18.0 million for the six months ended June 30, 2022 as compared to $38.9 million for the six months ended June 30, 2021 as a result of lower gains on sale of real estate, net for the six months ended June 30, 2022 compared to the prior period.
General and administrative expenses were $6.1 million for the six months ended June 30, 2022 as compared to $10.2 million for the six months ended June 30, 2021. Similar to compensation expense discussed above there was a lower allocation of corporate expenses to the Consolidated segment in the current period.
Depreciation and amortization increased to $86.6 million during the six months ended June 30, 2022 as compared to $86.1 million for the six months ended June 30, 2021.
    Interest expense was $59.7 million for the six months ended June 30, 2022 as compared to $62.2 million for the same period in 2021. The decrease is primarily due to the payoff of the KWE Bonds subsequent to the first quarter 2021 which was slightly offset by higher property level debt balances at higher interest rates on new acquisitions. The decrease in interest expense in the Consolidated segment due to the payoff of the KWE Bonds which was offset by an increase in interest expense in the Corporate segment as proceeds from senior note issuances were used to pay off the KWE Bonds.
Loss on early extinguishment of debt was $1.1 million for the six months ended June 30, 2022 as compared to $12.1 million for the six months ended June 30, 2021. During the current period we had prepayment penalties on mortgage loans that were refinanced. In the prior period, we incurred a $9.3 million loss associated with the tender offer on the KWE Bonds and the remaining balance was related to prepayment penalties on the refinance of three multifamily property level mortgages. We also incurred a loss associated with the partial tender offer and subsequent redemption of the total balance of the 2024 Notes during the six months ended June 30, 2021 as explained in the description of the "Corporate" segment below.
Other income was $5.9 million for six months ended June 30, 2022 as compared to other loss $2.9 million for the six months ended June 30, 2021. We had mark to market fair value gains of $7.7 million on the Company's undesignated interest rate caps and swap contracts in the current period. We have entered into these contracts to hedge against rising interest rates associated with our variable rate property level mortgages. We have included these contracts in other income as the movements are currently non-cash fair value related and did not want to distort interest expense line item. The gains from the interest rate contracts were offset by realized foreign currency exchange movements. Other loss for the six months ended June 30, 2021 was due to realized foreign exchange losses.

Co-Investment Portfolio Segment
Investment Management
    On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the six months ended June 30, 2022, we had fees recorded through revenues of $11.0 million as compared to $16.2 million from the same period in 2021. During the six months ended June 30, 2022, we had higher base management fees as a result of having more assets under management in our Co-Investment Portfolio mainly from new assets under management in our European Industrial platform and Western United States multifamily separate accounts. There was also an increase in assets under management in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $5.0 million during the six months ended June 30, 2022 as compared to $3.8 million for the same period in 2021. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform over the last year.
    Expenses increased to $42.7 million for the six months ended June 30, 2022 as compared to $15.0 million during the prior period. The increase compared to the prior period was primarily due to the accrual of $11.8 million of performance allocation compensation under our performance allocation sharing program as described throughout this report as well as the allocation of $9.8 million in discretionary compensation expenses. The accrual of the performance allocation compensation is due to the net increase in the underlying valuation of the assets that we account for on a fair value basis (and have a performance allocation program) and the resulting net increase in the performance allocation accrual during the six months ended June 30, 2022.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the six months ended June 30, 2022 and the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021
Revenue
Rental	$110.1	$76.0
Sale of real estate	35.1	19.1
Total revenue	145.2	95.1

Fair value/other adjustments	70.2	30.2
Performance allocations	18.5	15.7

Loss on sale of real estate, net	—	(3.1)

Expenses
Rental	31.6	22.6
Cost of real estate sold	28.4	17.0
Depreciation and amortization	2.0	3.3
Total expenses	62.0	42.9

Interest expense	(26.5)	(16.7)
Other loss	(9.3)	(7.5)
Income from unconsolidated investments	$136.1	$70.8

The increase in income from unconsolidated investments is primarily due to fair value gains and increase in performance allocations on our Western United States multifamily assets and European industrial assets during the six months ended June 30, 2022. We also accrued fair value gains that we recognized on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market. Fair value gains on multifamily assets were due to increasing market rents and European industrial assets had increasing market rents and some cap rate compression. Please also see our discussion of the three-months ended June 30, 2022 results for the most recent update to our fair value observations and accrual. Our share of JV NOI (rental income net of rental operating expenses) increased in the current period primarily due to additional assets in the Co-Investments in the current period.
During the six months ended June 30, 2022, we recorded a $18.5 million increase in the accrual for performance allocations relating to our commingled funds and separate account investments. The increase in the accrual is primarily due to fair value gains on Western United States multifamily assets and European industrial assets. This was offset by performance allocation decreases due to fair value decreases on certain office properties in commingled funds. During the six months ended June 30, 2021, we had $15.7 million increase in the accrual for performance fees relating to our commingled funds and a separate account investment.
    Corporate
Expenses decreased to $30.2 million for the six months ended June 30, 2022 as compared to $35.0 million for the six months ended June 30, 2021 due to lower discretionary bonus compensation expense and lower share-based compensation expenses for the six months ended June 30, 2022.
    Interest expense was $44.0 million for the six months ended June 30, 2022 as compared to $33.9 million for the same period in 2021. For the six months ended June 30, 2022 we had higher corporate debt balances outstanding which lead to an increase in interest expense. The increase in the senior notes balance is due to the payoff of the KWE Bonds during the six months ended June 30, 2021 see discussion in Consolidated segment above.
The $26.5 million loss on the early extinguishment of debt for the six months ended June 30, 2021 is due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the current period.
Other income increased to $3.5 million for the six months ended June 30, 2022 as compared to other loss of $1.1 million for the same period in 2021. We had mark to market fair value gains on interest rate caps that the Company bought to hedge its variable rate interest rate exposure during the six months ended June 30, 2022.

Our income tax expense was $8.6 million for the six months ended June 30, 2022 as compared to an income tax expense of $67.6 million in 2021. The decrease in income tax expense is primarily attributable to a $239.5 million decrease in worldwide pre-tax book income in 2022 as compared to the same period in the prior year. Our effective tax rate for the six months ended June 30, 2022 was 18.0% as compared to an effective tax rate of 23.5% in 2021. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and tax benefits from the partial release of the valuation allowance against our deferred tax assets associated with our excess tax basis in UK real estate assets and our excess tax basis in our investment in KWE. During the six months ended June 30, 2022, our net deferred tax asset (and associated valuation allowance) related to our excess tax basis in the legacy UK real estate assets decreased due to deferred tax liabilities assumed in connection with the acquisition of Waverly Gate as the assumed deferred tax liabilities provided a source of future taxable income to partially support the realization of our legacy UK excess tax basis deferred tax asset. In addition, during the period, the excess tax basis (and associated valuation allowance) in our KWE investment decreased from operations due to tax in excess of book losses realized on the sale of real estate and book fair value gains not recognized for tax. The effective tax rate for 2021 exceeds the statutory tax rate due to non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$25.8	$209.8
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(85.9)	(22.6)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	2.2
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	30.1	29.4
Unrealized income on interest rate swaps	3.9	1.7
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(26.1)	$220.5

Included within the net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Realized foreign currency exchange loss - consolidated statements of operations	$(1.2)	$(2.5)
Realized foreign currency derivative contract loss - consolidated statements of operations	—	—
Statements of Operations - realized foreign currency exchange	$(1.2)	$(2.5)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the six months ended June 30, 2022 and 2021 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2022	2021
Euro	(7.9)%	(3.0)%
GBP	(10.0)%	0.9%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the six months ended June 30, 2022 and 2021 was loss of $26.1 million and income of $220.5 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from interest rate hikes.
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

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt, revolving credit facility (when applicable) and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our revolving credit facility. As of June 30, 2022, we and our consolidated subsidiaries had $460.6 million ($256.0 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $114.4 million and had $250.0 million of availability under our revolving credit facility ($250 million outstanding as of June 30, 2022). As of June 30, 2022, we have $24.1 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
In May 2022, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the six months ended June 30, 2022, the Company did not issue any shares under our ATM Program.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of June 30, 2022, we had 2,279 multifamily units, 0.4 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.1 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of June 30, 2022, we had incurred $639.0 million of costs to date and expect to spend an additional $492.0 million to develop to completion or complete the entitlement process on these projects. Of the $492.0 million of remaining costs to complete, we currently expect $187.0 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. When development projects are completed they typically move into our unstabilized bucket as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 2,260 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $36.3 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Mountain West	Multifamily	River Pointe(5)	Under Construction	2022	2022	—	89	23	21	2
Nor. California	Multifamily	38° North Phase II(5)	Under Construction	2023	2024	—	172	73	17	56
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	2024	7,000	287	65	48	17
Mountain West	Multifamily	Dovetail(5)	Under Construction	2023	2024	—	240	56	20	36
Mountain West	Multifamily	Oxbow(6)	Under Construction	2023	2024	—	268	41	18	23
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2023	2024	—	210	60	13	47
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	2024	—	471	117	100	17
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2024	395,000	—	157	88	69
Ireland(3)	Mixed-Use	The Cornerstone(6)	Under Construction	2024	2025	20,000	232	66	25	41
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	2024	—	150	343	256	87
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	2025	—	310	112	15	97
Pacific Northwest	Multifamily	Bend(6)	Planning Received	TBD	TBD	—	TBD	TBD	18	TBD
	Total					422,000	2,429	$1,113	$639	$492
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored, totaling 405 multifamily units, 0.1 million commercial sq. ft. and KW Gross Asset Value of $38 million.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $187 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €0.95 = $1 USD and £0.82 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have seven assets that comprise 0.9 million commercial square feet that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $29.3 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)
2022
Kildare	Consolidated	Ireland(2)	Office	100%	1	65,000	51	$0.7
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	0.1
Maidenhead	Consolidated	United Kingdom(2)	Office	100%	1	65,000	—	—
		2022 Subtotal			3	184,000	18%	0.8
2023
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	59	8.6
Hamilton Landing H7	Consolidated	Northern California	Office	100%	1	61,000	—	5.8
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	33	14.1
		2023 Subtotal			4	699,000	43%	$28.5

		Total Lease-Up			7	883,000	37%	$29.3
Note: The table above excludes minority-held investments and three wholly-owned assets expected to sell, 1.0 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.95 = $1 USD and £0.82 = $1 USD

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of June 30, 2022, we had $144.8 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the six months ended June 30, 2022 and 2021 the Company recognized $5.0 million and $5.2 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the six months ended June 30, 2022, the Company accrued $9.8 million of performance allocation expense related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Net cash used in operating activities	$(21.5)	$(66.3)
Net cash used in investing activities	(475.4)	(261.0)
Net cash provided by financing activities	460.1	41.8
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  We had cash flows used in operations of $21.5 million and $66.3 million for the six months ended June 30, 2022 and 2021, respectively. The change was due to higher interest expense for six months ended June 30, 2021 from premiums and accrued interest paid associated with repayment of the 2024 Notes and portion of the KWE Bonds.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash used in investing activities totaled $475.4 million for the six months ended June 30, 2022. We received $122.5 million from the sale of non-core retail assets in the United Kingdom and Western United States. We received $78.7 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds and financing distributions from multifamily properties in Ireland. Our share of new loans issued as part of our global debt platform were $24.6 million and we received $12.6 million of proceeds from repayments on loans issued. During the six months ended June 30, 2022 we acquired $355.0 million of consolidated real estate assets including Waverly Gate an office building in Scotland and three multifamily properties in the Mountain West. We spent $59.7 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $264.0 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform, commingled funds and Western United States multifamily separate accounts.
    Net cash used in investing activities totaled $261.0 million for the six months ended June 30, 2021. We received $394.1 million from the sale of MF seed portfolio and Friars Bridge Court, an office building in the United Kingdom. During the six months ended June 30, 2021 we acquired $476.3 million of consolidated real estate assets including Embassy Gardens an office building in London, three multifamily properties in Boise, Idaho and one multifamily property in New Mexico. We spent $68.6 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We received $26.7 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds, refinancing and resyndications with our VHH portfolio and a partial redemption of a hedge fund investment. We also contributed $103.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our UK Industrial platform. Our share of new loans issued as part of our global debt platform were $51.6 million and we received $22.1 million of proceeds from the sale of a portion of existing loans to equity partners and repayments on loans issued.

Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $460.1 million for the six months ended June 30, 2022. The Company received net proceeds of $298.0 million from the issuance of its cumulative perpetual preferred stock and warrants to Fairfax. We drew $425.0 million on our revolving line of credit and repaid $250.0 million on our revolving line of credit during the six months ended June 30, 2022. Kennedy Wilson received proceeds of $176.8 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $78.7 million of mortgage debt. During the six months ended June 30, 2022, we paid common dividends of $68.9 million and preferred dividends of $8.6 million and we repurchased $31.1 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At June 30, 2022, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$3,130.9	$7.6	$1,225.7	$803.1	$1,094.5
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	250.0	—	250.0	—	—
KWE Unsecured bonds(4) (5)	576.4	—	576.4	—	—
Total borrowings	5,757.3	7.6	2,052.1	803.1	2,894.5
Operating leases	1.6	0.6	0.9	0.1	—
Ground leases(8)	29.8	0.2	0.7	0.2	28.7
Total contractual cash obligations(7)	$5,788.7	$8.4	$2,053.7	$803.4	$2,923.2
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $63.0 million; 1-3 years - $326.3 million; 4-5 years - $107.5 million; After 5 years - $92.1 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2022.
(2) Excludes $1.8 million of net unamortized debt premium on mortgage debt.
(3) Excludes $3.7 million of net unamortized debt premium on senior notes.
(4) Excludes $43.1 million of unamortized loan fees.
(5) Excludes $1.7 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $8.0 million; 1-3 years - $2,008.2 million; 4-5 years - $799.1 million; After 5 years - $2,885.9 million.
(7) Table above excludes $194.8 million unfulfilled capital commitments to our unconsolidated and fund investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
Indebtedness and Related Covenants
    The following describes KWH's corporate indebtedness and related covenants.
    Senior Notes Payable

On February 11, 2021, Kennedy-Wilson, Inc. ("KWI"), issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 notes” and, together with the 2029 notes, the “initial notes”). On March 15, 2021, KWI issued an additional $100 million aggregate principal of the 2029 notes and an additional $100 million of the 2031 notes. These additional notes were issued as "additional notes" under the indentures pursuant to which KWI previously issued 2029 notes and the 2031 notes. On August 23, 2021, KWI issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 notes"). The notes are senior, unsecured obligations of KWI and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of KWI.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 notes, 2030 notes and 2031 notes included in the Company's consolidated balance sheets was $601.8 million, $600.0 million and $601.9 million at June 30, 2022.
    KWE Senior Notes Payable
    As of June 30, 2022, KWE has notes outstanding ("KWE Notes") of $576.4 million (based on June 30, 2022 rates) (€550 million). The KWE Notes were issued at a discount and have a carrying value of $574.7 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.
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

    The Company has $250.0 million outstanding on the Second A&R Facility with $250.0 million available to be drawn as of June 30, 2022.
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
    The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2022, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
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
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of June 30, 2022, the Company was in compliance with these covenants.

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
    As of June 30, 2022, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of June 30, 2022, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $142.9 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of June 30, 2022, we had unfulfilled capital commitments totaling $179.5 million to our joint venture investments and $15.2 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $108.4 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and six months ended June 30, 2022 dated back through 2018.

	Three Months Ended June 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net (loss) income	$(0.9)	$221.2	$(39.1)	$141.2	$167.3
Non-GAAP Adjustments
Add back:
Interest expense	53.2	44.5	50.4	55.7	67.2
Loss on early extinguishment of debt	1.1	23.8	1.3	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	15.1	8.9	9.1	7.4	6.1
Depreciation and amortization	43.3	41.7	45.3	46.2	51.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	1.4	1.8	2.2	3.1
Provision for (benefit from) from income taxes	0.4	64.9	(3.2)	20.9	29.4
Share-based compensation	7.3	7.3	8.3	7.2	8.8
EBITDA attributable to noncontrolling interests	(2.0)	(3.5)	(1.1)	(93.4)	(62.9)
Adjusted EBITDA(1)	$118.4	$410.2	$72.8	$187.4	$270.5
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$39.1	$219.6	$(45.0)	$142.8	$166.3
Non-GAAP Adjustments
Add back:
Interest expense	103.7	96.1	99.2	111.0	126.1
Loss on early extinguishment of debt	1.1	38.6	1.3	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	26.4	16.8	17.2	15.9	11.2
Depreciation and amortization	86.6	86.1	90.8	95.3	107.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.0	3.1	3.5	4.3	6.6
Provision for income taxes	8.6	67.6	2.5	24.9	26.8
Kennedy Wilson's share of taxes included in unconsolidated investments	—	—	1.1	—	—
Share-based compensation	14.4	15.0	16.9	17.6	18.7
EBITDA attributable to noncontrolling interests	(3.4)	(5.1)	(2.7)	(104.3)	(69.8)
Adjusted EBITDA(1)	$278.5	$537.8	$184.8	$307.5	$393.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net (loss) income	$(0.9)	$221.2	$(39.1)	$141.2	$167.3
Non-GAAP adjustments:
Add back:
Depreciation and amortization	43.3	41.7	45.3	46.2	51.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	1.4	1.8	2.2	3.1
Share-based compensation	7.3	7.3	8.3	7.2	8.8
Preferred dividends	(7.8)	(4.3)	(4.3)	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(1.4)	(2.7)	—	(91.7)	(59.8)
Adjusted Net Income(1)	$41.4	$264.6	$12.0	$105.1	$170.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$39.1	$219.6	$(45.0)	$142.8	$166.3
Non-GAAP adjustments:
Add back:
Depreciation and amortization	86.6	86.1	90.8	95.3	107.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.0	3.1	3.5	4.3	6.6
Share-based compensation	14.4	15.0	16.9	17.6	18.7
Preferred dividends	(13.1)	(8.6)	(8.6)	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(2.2)	(3.6)	(0.8)	(101.1)	(64.7)
Adjusted Net Income(1)	$126.8	$311.6	$56.8	$158.9	$234.1
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2022	QTD			YTD
	Consolidated Portfolio	Co-Investment Portfolio		Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(0.9)	$30.7		$39.1	$136.1
Add: Provision for income taxes	0.4	—		8.6	—
Less: Income from unconsolidated investments	(30.7)	—	`	(136.1)	—
Less: (Gain) on sale of real estate, net	(11.9)	—		(13.8)	—
Add: Interest expense	53.2	15.2		103.7	26.5
Add: Loss on early extinguishment of debt	1.1	—		1.1	—
Less: Other income (loss)	(3.6)	3.3		(9.4)	9.3
Less: Sale of real estate	—	(27.1)		—	(35.1)
Less: Investment management and property services	(11.4)	8.7		(23.1)	(18.5)
Less: Loans and other	(2.7)	—		(5.0)	—
Add: Cost of real estate sold	—	22.7		—	28.4
Add: Compensation and related	26.5	—		55.5	—
Add: Share-based compensation	7.3	—		14.4	—
Add: Performance allocation expense	(2.0)	—		9.8	—
Add: General and administrative	9.4	—		17.3	—
Add: Depreciation and amortization	43.3	0.9		86.6	2.0
Less: Fair value adjustments	—	(14.6)		—	(70.2)
Less: NCI adjustments	(1.7)	—		(3.0)	—
Net Operating Income	$76.3	$39.8		$145.7	$78.5

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$221.2	$52.4	$219.6	$70.8
Less: Provision for income taxes	64.9	—	67.6	—
Less: Income from unconsolidated investments	(52.4)	—	(70.8)	—
Less: Gain on sale of real estate, net	(328.5)	3.1	(402.0)	3.1
Add: Interest expense	44.5	8.8	96.1	16.7
Add: Loss on early extinguishment of debt	23.8	—	38.6	—
Less: Other loss	0.7	—	4.0	7.5
Less: Sale of real estate	—	2.6	—	(19.1)
Less: Loans and other	(2.2)	(0.5)	(3.8)	—
Less: Investment management and property services	(9.3)	(16.1)	(17.4)	(15.7)
Add: Cost of real estate sold	—	1.1	—	17.0
Add: Compensation and related	41.1	—	68.0	—
Add: Share-based compensation	7.3	—	15.0	—
Add: Performance allocation expense	0.2	—	0.3	—
Add: General and administrative	9.0	—	15.8	—
Add: Depreciation and amortization	41.7	1.5	86.1	3.3
Less: Fair value adjustments	—	(25.9)	—	(30.2)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$60.6	$27.0	$113.8	$53.4

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(39.1)	$19.2	$(45.0)	$30.1
Add: Provision for income taxes	(3.2)	—	2.5	1.0
Less: Income from unconsolidated investments	(19.2)	—	(30.1)	—
Less: Gain on sale of real estate, net	0.5	—	(43.7)	0.6
Add: Interest expense	50.4	9.0	99.2	17.3
Add: Loss on early extinguishment of debt	1.3	—	1.3	—
Less: Other loss	1.5	1.8	2.2	4.8
Less: Sale of real estate	—	(0.8)	—	(2.8)
Less: Loans and other	(0.2)	—	(0.2)	—
Less: Investment management and property services	(7.9)	0.2	(16.3)	1.2
Add: Cost of real estate sold	—	1.3	—	3.8
Add: Compensation and related	19.0	—	41.7	—
Add: Share-based compensation	8.3	—	16.9	—
Add: Performance allocation expense	0.1	—	0.2	—
Add: General and administrative	8.0	—	17.5	—
Add: Depreciation and amortization	45.3	1.7	90.8	3.4
Less: Fair value adjustments	—	(9.6)	—	(6.7)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$63.4	$22.8	$133.7	$52.7

2019	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$141.2	$5.9	$142.8	$47.6
Add: Provision for income taxes	20.9	—	24.9	—
Less: Income from unconsolidated investments	(5.9)	—	(47.6)	—
Less: Gain on sale of real estate, net	(211.2)	—	(246.1)	(2.4)
Add: Interest expense	55.7	7.7	111.0	16.3
Less: Other loss (income)	(0.1)	5.1	4.2	2.2
Less: Sale of real estate	—	(10.0)	(1.1)	(15.4)
Less: Investment management and property services	(8.9)	(5.2)	(17.7)	(7.4)
Add: Cost of real estate sold	—	8.2	1.2	14.2
Add: Compensation and related	29.8	—	54.7	—
Add: Share-based compensation	7.2	—	17.6	—
Add: Performance allocation expense	—	—	—	—
Add: General and administrative	10.9	—	21.8	—
Add: Depreciation and amortization	46.2	2.2	95.3	4.3
Less: Fair value adjustments	—	5.6	—	(23.4)
Less: NCI adjustments	(2.9)	—	(6.1)	—
Net Operating Income	$82.9	$19.5	$154.9	$36.0

2018	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$167.3	$10.9	$166.3	$36.9
Less: Benefit from income taxes	29.4	—	26.8	—
Less: Income from unconsolidated investments	(10.9)	—	(36.9)	—
Less: Gain on sale of real estate, net	(236.8)	(1.7)	(264.8)	(2.0)
Add: Interest expense	67.2	6.2	126.1	11.4
Less: Other loss	(8.3)	0.5	(6.4)	1.6
Less: Sale of real estate	(32.8)	(3.1)	(42.2)	(6.2)
Less: Loans and other	(0.5)	—	(1.1)	—
Less: Investment management and property services	(12.3)	(6.9)	(22.4)	(17.2)
Add: Cost of real estate sold	31.4	2.7	39.8	5.8
Add: Compensation and related	36.1	—	65.8	—
Add: Share-based compensation	8.8	—	18.7	—
Add: Performance allocation expense	—	—	—	—
Add: General and administrative	13.5	—	24.9	—
Add: Depreciation and amortization	51.5	3.4	107.2	6.9
Less: Fair value adjustments	—	1.6	—	(10.4)
Less: NCI adjustments	(4.9)	—	(12.4)	—
Net Operating Income	$98.7	$13.6	$189.4	$26.8
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$109.3	$109.3	$94.7	$94.7
Hotel Revenues	12.7	12.7	2.2	2.2
Rental (Expenses)	—	(36.4)	—	(32.4)
Hotel (Expenses)	—	(7.6)	—	(2.5)
Consolidated Total	122.0	78.0	96.9	62.0
Less: NCI adjustments (1)	(2.2)	(1.2)	(1.6)	(0.9)
Add: Unconsolidated investment adjustments (2)	34.8	25.0	31.9	22.8
Add: Straight-line and above/below market rents	(0.9)	(0.9)	0.2	0.2
Less: Reimbursement of recoverable operating expenses	(6.4)	—	(4.1)	—
Less: Properties bought and sold (3)	(20.6)	(14.1)	(16.7)	(10.5)
Less: Other properties excluded (4)	(28.7)	(15.8)	(15.7)	(8.6)
Other Reconciling Items (5)	(0.2)	0.4	(0.4)	1.1
Same Property	$97.8	$71.4	$90.5	$66.1

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$28.2	$24.1	$27.9	$24.3
Multifamily Market Rate Portfolio - Same Property	57.6	39.0	51.3	33.8
Multifamily Affordable Portfolio - Same Property	12.0	8.3	11.3	8.0
Same Property	$97.8	$71.4	$90.5	$66.1

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$213.5	$213.5	$183.6	$183.6
Hotel Revenues	19.2	19.2	3.0	3.0
Rental (Expenses)	—	(72.1)	—	(65.4)
Hotel (Expenses)	—	(11.9)	—	(4.1)
Consolidated Total	232.7	148.7	186.6	117.1
Less: NCI adjustments (1)	(4.5)	(2.4)	(3.5)	(2.0)
Add: Unconsolidated investment adjustments (2)	67.6	48.7	62.6	44.5
Add: Straight-line and above/below market rents	(1.9)	(1.9)	0.5	0.5
Less: Reimbursement of recoverable operating expenses	(13.5)	—	(10.0)	—
Less: Properties bought and sold (3)	(37.0)	(26.7)	(27.0)	(14.9)
Less: Other properties excluded (4)	(52.1)	(28.7)	(29.5)	(15.0)
Other Reconciling Items (5)	(2.0)	0.1	(2.4)	(1.3)
Same Property	$189.3	$137.8	$177.3	$128.9

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Office - Same Property	$55.7	$47.2	$56.0	$48.5
Multifamily Market Rate Portfolio - Same Property	110.9	74.9	99.7	65.4
Multifamily Affordable Portfolio - Same Property	22.7	15.7	21.6	15.0
Same Property	$189.3	$137.8	$177.3	$128.9
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2022, 75% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 4% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $16.7 million increase in interest expense or $17.9 million of interest expense savings during 2022 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.09% and approximately 2.3 years, respectively, as of June 30, 2022.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2022. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2022. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	As of June 30, 2022
Interest rate sensitive assets
Cash and cash equivalents	$460.6	$—	$—	$—	$—	$—	$460.6	$460.6
Average interest rate	0.02%	—%	—%	—%	—%	—%	0.02%	—
Fixed rate receivables	8.3	6.9	—	8.8	—	8.1	32.1	32.1
Average interest rate (1)	4.50%	6.75%	—%	6.87%	—%	7.35%	5.71%	—
Variable rate receivables	17.0	29.6	39.9	22.4	—	0.8	109.7	109.7
Average interest rate	5.68%	9.39%	7.69%	7.43%	—%	4.88%	7.87%	—
Total	$485.9	$36.5	$39.9	$31.2	$—	$8.9	$602.4	$602.4
Weighted average interest rate	0.24%	8.89%	7.69%	7.27%	—%	7.13%	1.71%
Interest rate sensitive liabilities
Variable rate borrowings	$209.6	$91.7	$499.4	$51.3	$220.8	$370.9	$1,443.7	$1,460.7
Average interest rate	1.88%	2.95%	4.17%	4.57%	3.68%	2.98%	3.39%	—
Fixed rate borrowings	63.4	170.6	38.7	1,041.5	242.8	2,753.1	4,310.1	3,860.8
Average interest rate	4.30%	2.97%	3.99%	3.42%	3.55%	4.38%	4.05%	—
Total	$273.0	$262.3	$538.1	$1,092.8	$463.6	$3,124.0	$5,753.8	$5,321.5
Weighted average interest rate	2.44%	2.97%	4.16%	3.48%	3.61%	4.22%	3.88%
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
    Approximately 39% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of June 30, 2022, we have hedged 93% of the gross asset carrying value of our euro denominated investments and 88% of the gross asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $21.6 million or decrease by $21.5 million, respectively. If rates increase or decrease by 10% we would have an increase of $43.1 million and a decrease of $42.7 million, respectively.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
April 1 - April 30, 2022	—	$—	23,388,073	$144,754,285
May 1 - May 31, 2022	—	—	23,388,073	144,754,285
June 1 - June 30, 2022	—	—	23,388,073	144,754,285
Total	—	$—	23,388,073	$144,754,285
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Subsequent to the issuance of the Company’s 5.75% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), the Company entered into a letter agreement with the holders of the Series A Preferred Stock whereby the Company agreed that it will not exercise its right to redeem the Series A Preferred Stock (other than in connection with certain cash business combination transactions) at any time before October 15, 2025.
Item 6.Exhibits

Exhibit No.	Description	Location

4.1	Supplemental Indenture No. 2029-3, dated as of May 12, 2022, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed herewith

4.2	Supplemental Indenture No. 2031-3, dated as of May 12, 2022, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed herewith

4.3	Supplemental Indenture No. 2030-2, dated as of May 12, 2022, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed herewith

10.1	Joinder Agreement, dated as of May 12, 2022, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed herewith

10.2	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on June 10, 2022

10.3
Distribution Agreement, dated as of May 6, 2022, by and among Kennedy-Wilson Holdings, Inc., and J.P. Morgan Securities LLC, BofA Securities, Inc., Deutsche Bank Securities Inc. and Evercore Group L.L.C., as agents and/or principals and (except in the case of Evercore Group L.L.C.) forward sellers, and JPMorgan Chase Bank, National Association, Bank of America, N.A. and Deutsche Bank AG, London Branch, as forward purchasers.
Incorporated by reference to Exhibit 1.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on May 6, 2022

10.4	Letter Agreement, dated as of August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 5, 2022	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)