Form 10-Q
period 2022-09-30
Kennedy-Wilson Holdings, Inc.
filed 2022-11-03
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of November 2, 2022 was 137,790,768.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
    “Adjusted EBITDA” represents net income before interest expense, loss on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in investments in unconsolidated investments, provision for (benefit from) income taxes, our share of taxes include in unconsolidated investments, share-based compensation and excluding EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
    “Adjusted Net Income” represents net income (loss) before depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, share-based compensation, and excluding net income attributable to noncontrolling interests, before depreciation and amortization and preferred dividends. Please also see "Management's
i

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

“Performance allocation compensation” - the compensation committee of the Company’s board of directors approved and reserved between twenty percent (20%) and thirty-five percent (35%) of any performance allocation earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company.

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
    “Same property” refers to multifamily and office properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared. The same property information presented throughout this report excludes non-recurring expenses. This analysis excludes properties that are either under development or undergoing lease up as part of our asset management strategy as well as minority-held investments.
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$420.3	$524.8
Accounts receivable, net (including $13.5 and $14.2 of related party)	38.1	36.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $823.5 and $838.1)	5,076.7	5,059.8
Unconsolidated investments (including $1,981.3 and $1,794.8 at fair value)	2,130.3	1,947.6
Other assets, net	275.4	177.9
Loan purchases and originations	143.7	130.3
Total assets(1)	$8,084.5	$7,876.5

Liabilities
Accounts payable	$10.9	$18.6
Accrued expenses and other liabilities	603.0	619.1
Mortgage debt	3,011.2	2,959.8
KW unsecured debt	1,979.8	1,852.3
KWE unsecured bonds	536.4	622.8
Total liabilities(1)	6,141.3	6,072.6

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of September 30, 2022 and December 31, 2021 and Series B cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of September 30, 2022.	592.5	295.2
Common stock, $0.0001 par value per share, 200,000,000 authorized, 137,790,768 and 137,955,479 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,672.3	1,679.6
Retained earnings	132.5	192.4
Accumulated other comprehensive loss	(470.9)	(389.6)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,926.4	1,777.6
Noncontrolling interests	16.8	26.3
Total equity	1,943.2	1,803.9
Total liabilities and equity	$8,084.5	$7,876.5

(1) The assets and liabilities as of September 30, 2022 include $164.9 million (including cash held by consolidated investments of $12.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $128.6 million) and $110.6 million (including mortgage debt of $105.3 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2021 include $189.6 million (including cash held by consolidated investments of $11.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $152.8 million) and $129.2 million (including mortgage debt of $103.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Income
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental	$110.9	$96.1	$324.4	$279.7
Hotel	14.0	6.2	33.2	9.2
Investment management fees (includes $11.2, $9.2, $33.5, $25.4 of related party fees)	11.2	9.2	33.5	25.4
Property services fees	0.5	0.5	1.3	1.7
Loan and other	3.0	2.4	8.0	6.2
Total revenue	139.6	114.4	400.4	322.2

Income (loss) from unconsolidated investments
Principal co-investments	30.3	96.8	147.9	151.9
Performance allocations	(18.0)	46.3	0.5	62.0
Total income from unconsolidated investments	12.3	143.1	148.4	213.9

Gain on sale of real estate, net	37.0	15.0	50.8	417.0

Expenses
Rental	38.6	32.4	110.7	97.8
Hotel	8.6	3.7	20.5	7.8
Compensation and related	26.5	30.4	82.0	98.4
Share-based compensation	7.3	6.9	21.7	21.9
Performance allocation compensation	(6.6)	2.9	3.2	3.2
General and administrative	9.2	8.9	26.5	24.7
Depreciation and amortization	46.1	39.2	132.7	125.3
Total expenses	129.7	124.4	397.3	379.1
Interest expense	(57.1)	(45.3)	(160.8)	(141.4)
Loss on early extinguishment of debt	(1.3)	—	(2.4)	(38.6)
Other income (loss)	36.7	0.3	46.1	(3.7)
Income before provision for income taxes	37.5	103.1	85.2	390.3
Provision for income taxes	(13.9)	(30.6)	(22.5)	(98.2)
Net income	23.6	72.5	62.7	292.1
Net loss (income) attributable to the noncontrolling interests	0.7	(2.3)	0.5	(3.5)
Preferred dividends	(7.9)	(4.3)	(21.0)	(12.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$16.4	$65.9	$42.2	$275.7
Basic earnings per share
Earnings per share	$0.12	$0.48	$0.31	$1.98
Weighted average shares outstanding	136,840,874	138,934,754	136,832,102	138,989,733
Diluted earnings per share
Earnings per share	$0.12	$0.47	$0.31	$1.96
Weighted average shares outstanding	137,078,495	139,437,126	137,136,352	140,565,582
Dividends declared per common share	$0.24	$0.22	$0.72	$0.66

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$23.6	$72.5	$62.7	$292.1
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(61.4)	(28.4)	(149.7)	(51.4)
Amounts reclassified out of AOCI during the period	(0.8)	—	(0.8)	2.2
Unrealized foreign currency derivative contracts gain	29.9	16.6	60.0	46.0
Unrealized gain on interest rate swaps	1.3	0.3	5.2	2.0
Total other comprehensive loss for the period	(31.0)	(11.5)	(85.3)	(1.2)

Comprehensive (loss) income	(7.4)	61.0	(22.6)	290.9
Comprehensive loss (income) attributable to noncontrolling interests	2.3	(1.5)	4.5	(2.4)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(5.1)	$59.5	$(18.1)	$288.5

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2022	600,000	$593.2	137,790,768	$—	$1,665.3	$149.2	$(441.5)	$24.2	$1,990.4
Preferred stock issuance costs	—	(0.7)	—	—	—	—	—	—	(0.7)
At-the-market equity offering program costs	—	—	—	—	(0.3)	—	—	—	(0.3)
Share based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(59.8)	(1.6)	(61.4)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.9	—	29.9
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.5	—	0.5
Common stock dividends	—	—	—	—	—	(33.1)	—	—	(33.1)
Preferred stock dividends	—	—	—	—	—	(7.9)	—	—	(7.9)
Net income (loss)	—	—	—	—	—	24.3	—	(0.7)	23.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.2	4.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9.3)	(9.3)
Balance at September 30, 2022	600,000	$592.5	137,790,768	$—	$1,672.3	$132.5	$(470.9)	$16.8	$1,943.2

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2021	300,000	$295.2	140,763,243	$—	$1,719.5	$165.4	$(382.9)	$30.6	$1,827.8
Shares retired due to common stock repurchase program	—	—	(1,160,000)	—	(20.6)	(4.4)	—	—	(25.0)
Share based compensation	—	—	—	—	6.9	—	—	—	6.9
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.7)	(0.7)	(28.4)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	16.6	—	16.6
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.3	—	0.3
Common stock dividends	—	—	—	—	—	(30.6)	—	—	(30.6)
Preferred stock dividends	—	—	—	—	—	(4.3)	—	—	(4.3)
Net income	—	—	—	—	—	70.2	—	2.3	72.5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3.4)	(3.4)
Incentive allocation to noncontrolling interests	—	—	—	—	(3.8)	—	—	3.8	—
Balance at September 30, 2021	300,000	$295.2	139,603,243	$—	$1,702.0	$196.3	$(393.7)	$33.1	$1,832.9

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance	300,000	297.3	—	—	—	—	—	—	297.3
At-the-market equity offering program costs	—	—	—	—	(0.7)	—	—	—	(0.7)
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(796,756)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(589,317)	—	(9.7)	(2.9)	—	—	(12.6)
Share based compensation	—	—	—	—	21.7	—	—	—	21.7
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(145.7)	(4.0)	(149.7)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	60.0	—	60.0
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4.4	—	4.4
Common stock dividends	—	—	—	—	—	(99.2)	—	—	(99.2)
Preferred stock dividends	—	—	—	—	—	(21.0)	—	—	(21.0)
Net income (loss)	—	—	—	—	—	63.2	—	(0.5)	62.7
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5.6	5.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.6)	(10.6)
Balance at September 30, 2022	600,000	$592.5	137,790,768	$—	$1,672.3	$132.5	$(470.9)	$16.8	$1,943.2

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shared Forfeited	—	—	(237,588)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	619,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(967,536)	—	(20.5)	—	—	—	(20.5)
Shares retired due to common stock repurchase program	—	—	(1,176,901)	—	(20.8)	(4.4)	—	—	(25.2)
Share based compensation	—	—	—	—	21.9	—	—	—	21.9
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(48.6)	(1.0)	(49.6)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	45.9	—	45.9
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	2.6	—	2.6
Common stock dividends	—	—	—	—	—	(92.7)	—	—	(92.7)
Preferred stock dividends	—	—	—	—	—	(12.9)	—	—	(12.9)
Net income	—	—	—	—	—	288.6	—	3.5	292.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.5	4.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5.9)	(5.9)
Incentive allocation to noncontrolling interests			—	—	(3.8)	—	—	3.8	—
Balance at September 30, 2021	300,000	$295.2	139,603,243	$—	$1,702.0	$196.3	$(393.7)	$33.1	$1,832.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$62.7	$292.1
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate, net	(50.8)	(417.0)
Depreciation and amortization	132.7	125.3
Above/below market and straight-line rent amortization	(6.5)	8.5
Uncollectible lease income	6.5	9.8
Provision for deferred income taxes	11.6	82.1
Amortization of deferred loan costs	6.6	13.5
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	(0.9)	2.6
Unrealized net gain on derivatives	(51.8)	(3.4)
Income from unconsolidated investments	(148.4)	(213.9)
Accretion of interest income on loans	—	(0.4)
Operating distributions from unconsolidated investments	58.5	45.0
Deferred compensation	12.4	11.4
Share-based compensation	21.7	21.9
Change in assets and liabilities:
Accounts receivable	(10.0)	(1.9)
Other assets	(20.7)	(18.5)
Accounts payable, accrued expenses and other liabilities	(28.3)	(41.8)
Net cash used in operating activities	(4.7)	(84.7)
Cash flows from investing activities:
Proceeds from collection of loans	28.4	43.0
Issuance of loans	(39.0)	(64.3)
Net proceeds from sale of consolidated real estate	267.7	472.3
Purchases of real estate	(408.5)	(876.1)
Capital expenditures to real estate	(109.3)	(101.5)
Proceeds from (premiums paid) on settlement of foreign derivative contracts	87.5	(30.1)
Distributions from unconsolidated investments	142.0	55.0
Contributions to unconsolidated investments	(327.6)	(178.6)
Net cash used in investing activities	(358.8)	(680.3)
Cash flows from financing activities:
Borrowings under senior notes payable	—	1,804.3
Repayment of senior notes payable	—	(1,150.0)
Issuance of preferred stock, net of issuance costs	297.3	—
Borrowings under line of credit	425.0	239.3
Repayment of line of credit	(300.0)	(438.5)
Borrowings under mortgage debt	383.5	838.7
Repayment of mortgage debt	(336.9)	(257.0)
Repayment of KWE unsecured bonds	—	(207.0)
Payment of debt issuance costs	(4.9)	(31.0)
Repurchase and retirement of common stock	(31.2)	(45.7)
At-the-market equity offering program costs	(0.7)	—
Common dividends paid	(101.8)	(94.0)
Preferred dividends paid	(18.0)	(12.9)
Contributions from noncontrolling interests	5.6	4.5
Distributions to noncontrolling interests	(10.6)	(5.9)
Net cash provided by financing activities	307.3	644.8
Effect of currency exchange rate changes on cash and cash equivalents	(48.3)	(4.1)
Net change in cash and cash equivalents(1)	(104.5)	(124.3)
Cash and cash equivalents, beginning of period	524.8	965.1
Cash and cash equivalents, end of period	$420.3	$840.8
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash paid for:
Interest(1)(2)	$164.5	$141.0
Income taxes	15.2	15.2

(1) $3.0 million and $3.2 million attributable to noncontrolling interests for the nine months ended September 30, 2022 and 2021, respectively.
(2) Excludes $2.5 million and $2.4 million of capitalized interest for the nine months ended September 30, 2022 and 2021, respectively.

    As of September 30, 2022 and December 31, 2021 the Company had $22.4 million and $24.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on real estate.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021

Accrued capital expenditures	$4.4	$3.1
Common dividends declared but not paid on common stock	33.1	30.7
Preferred dividends declared but not paid on preferred stock	6.7	4.3

     During the nine months ended September 30, 2021, the noncontrolling 51% interest that the Company retained in the MF seed portfolio (see gain on sale of real estate in footnote 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $178.8 million to unconsolidated investments.

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
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2022 and 2021 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2022. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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

The Company typically reports significant gains on sale of real estate, net. Previously, gains on sale of real estate were presented after expenses. These gains contribute to the Company’s compensation and related expenses and accordingly presentation of this significant, recurring component that is directly correlated to expenses should, in management’s view, precede those expenses on the statements of income. Furthermore, the Company accounts for gain on sale of real estate under

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, and the Company has determined that the updated presentation complies with that standard.
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
Kennedy Wilson elected the fair value option for 58 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of September 30, 2022, the Company has $163.2 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.
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
Performance allocation compensation is recognized in the same period that the related performance allocations are recognized and can be reversed during periods when there is a reversal of performance allocations that were previously recognized. As of September 30, 2022, the Company has $45.4 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company did not adopt any new accounting standards during the nine months ended September 30, 2022.

RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
    The FASB did not issue any other ASUs during the first nine months of 2022 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2022 and December 31, 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
(Dollars in millions)	2022	2021
Land	$1,259.6	$1,277.6
Buildings	3,898.2	3,744.1
Building improvements	459.7	545.6
In-place lease values	282.7	330.6
	5,900.2	5,897.9
Less accumulated depreciation and amortization	(823.5)	(838.1)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,076.7	$5,059.8
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.6 years at September 30, 2022.
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
During the nine months ended September 30, 2022, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	Net Purchase Price

Western United States	Four multifamily properties	$99.2	$396.6	$1.4	$203.4	$293.8
United Kingdom	Office building	25.5	74.1	6.9	—	106.5
		$124.7	$470.7	$8.3	$203.4	$400.3
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets.
    Gain on Sale of Real Estate, Net
    During the nine months ended September 30, 2022, Kennedy Wilson recognized gain on sale of real estate, net of $50.8 million from the sale of one urban multifamily asset in Western United States, two non-core retail assets in the Mountain West and two non-core UK office assets. The gain on sale of real estate, net includes an impairment loss of $6.7 million relating to non-core office and retail buildings in the United Kingdom and Ireland that are being marketed for sale.
During the nine months ended September 30, 2021, Kennedy Wilson recognized gain on sale of real estate, net of $417.0 million. These gains are primarily due to (i) the sale of a 49% equity interest in nine multifamily properties that were previously wholly-owned and controlled by the Company (the "MF seed portfolio") to a global institutional investor and partner in connection with the Company's launch of a new U.S. multifamily separate account and (ii) the sale of Friars Bridge Court, an office property in the United Kingdom. The Company retained a non-controlling 51% interest in the MF seed portfolio.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The sale of Friars Bridge Court during the nine months ended September 30, 2021, generated a gain on sale of real estate of $73.9 million and generated $151.7 million of cash proceeds for the Company.
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
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at September 30, 2022:

(Dollars in millions)	Minimum
Rental Revenues(1)
2022 (remainder)	$104.7
2023	136.7
2024	119.4
2025	105.5
2026	89.4
Thereafter	285.3
Total	$841.0
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of September 30, 2022:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$775.6	$89.6	$185.0	$163.6	$175.4	$1,389.2
Ireland	348.1	138.4	—	6.6	—	493.1
United Kingdom	—	179.9	—	43.9	24.2	248.0
Total	$1,123.7	$407.9	$185.0	$214.1	$199.6	$2,130.3

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
    During the nine months ended September 30, 2022, the change in unconsolidated investments primarily relates to $327.6 million of contributions to new and existing unconsolidated investments, $200.5 million of distributions from unconsolidated investments, $148.4 million of income from unconsolidated investments (which includes fair value gains), and a $92.9 million decrease related to other items which primarily related to foreign exchange movements. Please see below for additional details.
    As of September 30, 2022 and December 31, 2021, $1,981.3 million and $1,794.8 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Contributions to Joint Ventures
    During the nine months ended September 30, 2022, Kennedy Wilson contributed $327.6 million to joint ventures (of which $178.3 million was invested in new joint ventures formed during the period), primarily to fund new acquisitions in the Company's European industrial separate accounts, new acquisitions of multifamily properties in the Western United States and capital calls for development of the Kona Village Resort.
    Distributions from Joint Ventures
    During the nine months ended September 30, 2022, Kennedy Wilson received $200.5 million in operating and investing distributions from its joint ventures.
    The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2022:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$28.0	$62.4	$8.0	$0.2	$9.5	$9.6	$—	$20.0	$45.5	$92.2
Ireland	6.0	38.5	5.6	—	—	—	—	—	11.6	38.5
United Kingdom	—	—	0.9	—	—	—	0.5	11.3	1.4	11.3
Total	$34.0	$100.9	$14.5	$0.2	$9.5	$9.6	$0.5	$31.3	$58.5	$142.0
    Investing distributions resulted primarily from the sale of two multifamily property in Fund VI, two multifamily properties in separate account platforms, refinancing and buyouts from limited partners in the VHH portfolio, and distributions from refinancing on multifamily properties in the Western United States and Ireland. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three and nine months ended September 30, 2022 and 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Income from unconsolidated investments - operating performance	$19.9	$17.9	$65.0	$44.0
Income from unconsolidated investments - realized gains	4.6	—	4.6	—
Income from unconsolidated investments - fair value	5.8	78.9	78.3	111.0
Income from unconsolidated investments - performance allocations	(18.0)	46.3	0.5	62.0
Income from unconsolidated investments - impairment	—	—	—	(3.1)
	$12.3	$143.1	$148.4	$213.9

    Operating performance is related to underlying performance from unconsolidated investments.

Realized gains relates to the sale of a legacy multifamily property in the Western United States that was accounted for at historical cost.
The decrease in income from unconsolidated investments is due to lower fair value gains and decreases in performance allocations on Western United States multifamily assets and commingled fund assets. The Company had a net fair value gain for the nine months ended September 30, 2022 as fair value losses on real estate and foreign exchange movements were more than offset by fair value gains on mortgages and interest rate derivatives as detailed below.
Valuations of global market rate multifamily assets in the Company's Western United States and Dublin markets and industrial assets in the United Kingdom were at historic levels at the end of 2021 and into the first quarter of 2022 and the Company has started to see this pull back slightly with cap rate expansion, which lead to fair value losses on real estate during the nine months ended September 30, 2022. The Company also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the GBP and Euro were at historically low levels in relation to the U.S. Dollar. These fair value losses were offset by fair value gains on the Company's affordable rate multifamily properties in its VHH platform due to increased NOI at the properties.
Fair value losses on real estate were offset by fair value gains on fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market driven by recent rate increases implemented by the Federal Reserve and the European Central Bank ("ECB"). There were fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates.
VHH has had significant fair value gains in the current year due to gains on its fixed rate property loans and increases in NOI at the properties but VHH does not have a performance allocation structure associated with the investment, which drove performance allocations being lower in relation to fair value gains.
During the nine months ended September 30, 2022, the Company recorded a $0.5 million increase in the accrual for performance allocations relating to its commingled funds and separate account investments. During the nine months ended September 30, 2022, there were realized performance fees of $6.8 million relating to the sale of two multifamily properties in the Western United States. The $6.8 million of realized performance fees include $3.6 million of performance fees that had been accrued for in prior periods.
During the nine months ended September 30, 2021, there were fair value gains primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in market rate fair value multifamily assets in the Western United States. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data. NOI increases and cap rate compression had similar impacts to the increase in fair values. There were also fair value gains due to resyndications and cap rate compression in the VHH portfolio and fair value increases in the retained unconsolidated investment interest in the Zonda business from Meyers Research after its sale of that business in 2018. There were higher gains from sales on homes at Kohanaiki development project for the nine months ended September 30, 2021 as compared to the prior period due to an increased volume of sales.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2021, the Company had $62.0 million increase in the accrual for performance fees relating to its commingled funds and a separate account investment. The increase in the accrual is due to higher fair values on market rate multifamily properties as discussed above and UK Industrial assets in commingled funds and separate account investments that the Company manages. In addition there was $9.6 million of realized promote collected during the nine months ended September 30, 2021 from a separate account that held office properties in the Seattle area that fully disposed of all its assets in the third quarter 2021.
Vintage Housing Holdings ("VHH")
    As of September 30, 2022 and December 31, 2021, the carrying value of the Company's investment in VHH was $241.4 million and $159.3 million, respectively. The increase in the nine months ended September 30, 2022 related to cash contributions for new investments and fair value gains, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates. There were also fair value gains associated with increases in rents due to area median income ("AMI") increases averaging 10%. Prior period fair value gains primarily relate to resyndications, in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments
    As of September 30, 2022, Kennedy Wilson had unfulfilled capital commitments totaling $167.2 million to nine of its unconsolidated joint ventures, including $25.8 million relating to three closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,981.3	$1,981.3
Net currency derivative contracts	—	82.0	—	82.0
Total	$—	$82.0	$1,981.3	$2,063.3
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,794.8	$1,794.8
Net currency derivative contracts	—	8.5	—	8.5
Total	$—	$8.5	$1,794.8	$1,803.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 58 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,771.4 million and $1,568.5 million at September 30, 2022 and December 31, 2021, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $209.9 million and $226.3 million at September 30, 2022 and December 31, 2021, respectively, which is included in unconsolidated investments in the accompanying consolidated balance

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
sheets. As of September 30, 2022, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $25.8 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 58 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Beginning balance	$2,035.5	$1,429.4	$1,794.8	$1,136.5
Unrealized and realized gains	26.0	147.1	208.6	218.4
Unrealized and realized losses	(21.8)	(3.4)	(59.7)	(3.2)
Contributions	58.9	62.9	316.6	165.7
Distributions	(66.6)	(34.7)	(162.3)	(84.0)
Foreign Exchange	(52.7)	(14.6)	(119.9)	(26.0)
Other	2.0	(2.9)	3.2	176.4
Ending Balance	$1,981.3	$1,583.8	$1,981.3	$1,583.8
Unobservable Inputs for Real Estate
In determining estimated fair market values, the Company utilizes two approaches to value real estate, a discounted cash flow analysis and direct capitalization approach.
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
The table below describes the range of unobservable inputs for real estate assets as of September 30, 2022:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.00%	7.20% — 9.30%
	Income approach - direct capitalization	3.70% — 5.40%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	3.90% — 7.90%	N/A
Industrial	Income approach - discounted cash flow	4.80% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.10% — 6.30%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
Residential	Income approach - discounted cash flow	6.00%	8.30%
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
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, central banks raising interest rates to curtail high inflation, currency fluctuations, the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on its business, operations, cash flows and financial condition for the nine months ended September 30, 2022 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2022, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
     Changes in fair value are recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging. Changes in fair value on hedges associated with investments that are held at fair value are recorded through principal co-investments within income from unconsolidated investments. The Company has elected to amortize the spot to forward difference ("forward points") to interest expense over the contractual life of the hedges. On hedges associated with fair value investments the forward point amortization to interest expense is recorded as a component of principal co-investments.
    The fair value of the currency derivative contracts held as of September 30, 2022 and December 31, 2021 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
    The table below details the currency derivative contracts Kennedy Wilson held as of September 30, 2022 and the activity during the nine months ended September 30, 2022.

(Dollars, Euros and British Pound Sterling in millions)			September 30, 2022		Nine Months Ended September 30, 2022
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI Gains (Losses)		Income Statement Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€237.5	$10.6	$2.1	$(0.1)		$7.9	$0.9	$—
EUR(1)	GBP	€40.0	1.6	—	1.5		—	—	—
EUR(1)(2)	GBP	€—	—	—	(25.1)		—	—	—
GBP	USD	£495.0	72.8	0.9	61.9		10.6	1.2	—
Total Outstanding			85.0	3.0	38.2		18.5	2.1	—

Settled
EUR	USD		—	—	1.1		24.4	2.7	31.9
GBP	USD		—	—	47.1		—	1.8	55.5
Total Settled			—	—	48.2		24.4	4.5	87.4
Total			$85.0	$3.0	$86.4	(3)	$42.9	$6.6	$87.4
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax expense of $26.4 million.

    The gains recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the nine months ended September 30, 2022, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $153.2 million. As of September 30, 2022, the Company has hedged 88% of the net asset carrying value of its euro denominated investments and 86% of the net asset carrying value of its GBP denominated investments. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income (loss) and had fair value gains of $6.8 million for nine months ended September 30, 2022. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $48.9 million for nine months ended September 30, 2022. Some of the Company's unconsolidated investments have interest rate caps which resulted in a $18.9 million gain recorded in principal co-investments.

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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2022 and December 31, 2021 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.8 billion and $5.5 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.5 billion and $5.4 billion at September 30, 2022 and December 31, 2021, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	September 30, 2022	December 31, 2021
Hedge assets	$85.0	$24.5
Interest rate caps and swaps	59.3	2.3
Straight line rent receivable	39.1	44.3
Goodwill	23.9	23.9
Furniture and equipment net of accumulated depreciation of $26.8 and $27.4 at September 30, 2022 and December 31, 2021, respectively	13.9	17.6
Prepaid expenses	13.8	13.3
Other	13.2	13.0
Leasing commissions, net of accumulated amortization of $10.1 and $9.7 at September 30, 2022 and December 31, 2021, respectively	8.1	8.0
Right of use asset, net	8.0	10.0
Deferred taxes, net	6.9	12.6
Above-market leases, net of accumulated amortization of $49.3 and $60.4 at September 30, 2022 and December 31, 2021, respectively	4.2	8.4
Other Assets	$275.4	$177.9

Right of use asset, net

    The Company, as a lessee, has four office leases and three ground leases, which qualify as operating leases, with remaining lease terms of 1 to 236 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Payments
2022 (remainder)	$0.3
2023	0.6
2024	0.3
2025	0.3
2026	0.2
Thereafter	26.3
Total undiscounted rental payments	28.0
Less imputed interest	(20.0)
Total lease liabilities	$8.0

NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of September 30, 2022 and December 31, 2021:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	September 30, 2022	December 31, 2021
Multifamily(1)	Western U.S.	$1,712.7	$1,493.1
Commercial(1)	United Kingdom	646.3	683.8
Commercial(1)	Ireland	338.4	327.3
Commercial	Western U.S.	296.8	351.0
Commercial	Spain	34.0	40.4
Hotel	Ireland	—	82.0
Mortgage debt (excluding loan fees)(1)		3,028.2	2,977.6
Unamortized loan fees		(17.0)	(17.8)
Total Mortgage Debt		$3,011.2	$2,959.8
(1) The mortgage debt balances include unamortized debt (discounts) premiums. Debt (discounts) premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2022 and December 31, 2021 was $(0.4) million and $2.5 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 3.81% per annum as of September 30, 2022 and 3.11% as of December 31, 2021. As of September 30, 2022, 67% of Kennedy Wilson's property level debt was fixed rate, 33% was floating rate with interest caps and 0% was floating rate without interest caps, compared to 78% of Kennedy Wilson's consolidated property level debt was fixed rate, 13% was floating rate with interest caps and 9% was floating rate without interest caps, as of December 31, 2021. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 2.19% as of September 30, 2022.
Mortgage Loan Transactions and Maturities
    During the nine months ended September 30, 2022, the Company had four property acquisitions close with financing, one loan was refinanced with a new loan and one existing investment which consummated initially without any debt and was subsequently partially financed with a mortgage loan. The Company also paid off the loan on the Shelbourne Hotel and owns the asset unencumbered.
    The aggregate maturities of mortgage loans including amortization and the effects of any extension options as of September 30, 2022 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Aggregate Maturities
2022 (remainder)	$1.9
2023	229.3
2024	174.8
2025	434.9
2026	547.0
Thereafter	1,640.7
3,028.6
Unamortized debt premium	(0.4)
Unamortized loan fees	(17.0)
Total Mortgage Debt	$3,011.2
    As of September 30, 2022, the Company was in compliance with all financial mortgage debt covenants.
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Credit facility	$200.0	$75.0
Senior notes(1):
2029 Notes	601.8	601.9
2030 Notes	600.0	600.0
2031 Notes	601.8	602.0
KW unsecured debt	2,003.6	1,878.9
Unamortized loan fees	(23.8)	(26.6)
Total KW Unsecured Debt	$1,979.8	$1,852.3
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of September 30, 2022 and December 31, 2021 was $3.6 million and $3.9 million, respectively.

Borrowings Under Credit Facilities
    On March 25, 2020, the Company extended the A&R Facility's $500 million revolving line of credit (the "Second A&R Facility"). The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as defined in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2022, the Company was in compliance with these covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    As of September 30, 2022, the Second A&R Facility had $200.0 million outstanding with $300.0 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $197.9 million during the nine months ended September 30, 2022.
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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of September 30, 2022, the maximum balance sheet leverage ratio was 1.13 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of September 30, 2022, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
KWE Euro Medium Term Note Programme(1)	$537.2	$624.1
Unamortized loan fees	(0.8)	(1.3)
Total KWE Unsecured Bonds	$536.4	$622.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of September 30, 2022 and December 31, 2021 was $1.5 million and $2.1 million, respectively.
    As of September 30, 2022, KWE has issued senior unsecured notes for an aggregate principal amount of approximately $538.7 million (based on September 30, 2022 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $537.2 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2022, Kennedy Wilson recognized a loss of $25.1 million in other comprehensive income due to the strengthening of the euro against the GBP during the period.
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
As of September 30, 2022, KWE was in compliance with these covenants.
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

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the nine months ended September 30, 2022, the Company did not issue any shares under its ATM Program.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$21.0	$18.0	$12.9	$12.9
Common Stock(1)	99.2	101.8	92.7	94.0
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the nine months ended September 30, 2022 and 2021, Kennedy Wilson recognized $21.7 million and $21.9 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the nine months ended September 30, 2022, Kennedy Wilson repurchased and retired 589,317 shares on the open market for $12.6 million under the stock repurchase program. During the nine months ended September 30, 2021, Kennedy Wilson repurchased and retired 1,176,901 shares on the open market for $25.2 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during nine months ended September 30, 2022 and 2021 were net-share settled. The total shares withheld during the nine months ended September 30, 2022 and 2021 were 796,756 shares and 967,536 shares, respectively. During the nine months ended September 30, 2022 and 2021, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $18.6 million and $20.5 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes from December 31, 2021 to September 30, 2022:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2021	$(88.2)	$58.6	$(1.6)	$(31.2)
Unrealized (losses) gains, arising during the period	(153.2)	86.4	6.8	(60.0)
Deferred taxes on unrealized losses (gains), arising during the period	3.5	(26.4)	(1.6)	(24.5)
Noncontrolling interests	4.0	—	—	4.0
Amounts reclassified out of AOCI during the period, gross	—	—	(1.1)	(1.1)
Amounts reclassified out of AOCI during the period, tax	—	—	0.3	0.3
Balance at September 30, 2022	$(233.9)	$118.6	$2.8	$(112.5)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2022	2021	2022	2021
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$16.4	$65.9	$42.2	$275.7

Weighted average shares outstanding for basic	136,840,874	138,934,754	136,832,102	138,989,733
Basic earnings per basic share	$0.12	$0.48	$0.31	$1.98
Weighted average shares outstanding for diluted(1)	137,078,495	139,437,126	137,136,352	140,565,582
Diluted earnings per diluted share	$0.12	$0.47	$0.31	$1.96
(1)For the three months ended September 30, 2022 and 2021, a total of 28,699,088 and 14,623,575 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the nine months ended September 30, 2022 and 2021, a total of 28,525,469 and 13,557,133 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2022 and 2021 and balance sheet data as of September 30, 2022 and December 31, 2021:

	Three Months Ended September 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$110.9	$—	$—	$110.9
Hotel	14.0	—	—	14.0
Investment management fees	—	11.2	—	11.2
Property services fees	—	—	0.5	0.5
Loans and other	—	3.0	—	3.0
Total revenue	124.9	14.2	0.5	139.6

Income (loss) from unconsolidated investments
Principal co-investments	—	30.3	—	30.3
Performance allocations	—	(18.0)	—	(18.0)
Income from unconsolidated investments	—	12.3	—	12.3

Gain on sale of real estate, net	37.0	—	—	37.0

Expenses
Rental	38.6	—	—	38.6
Hotel	8.6	—	—	8.6
Compensation and related	11.8	8.8	5.9	26.5
Share-based compensation	—	—	7.3	7.3
Performance allocation compensation	—	(6.6)	—	(6.6)
General and administrative	4.2	3.1	1.9	9.2
Depreciation and amortization	46.1	—	—	46.1
Total expenses	109.3	5.3	15.1	129.7
Interest expense	(33.1)	—	(24.0)	(57.1)
Loss on extinguishment of debt	(1.3)	—	—	(1.3)
Other income	23.8	—	12.9	36.7
Provision for income taxes	(12.2)	—	(1.7)	(13.9)
Net income (loss)	29.8	21.2	(27.4)	23.6
Net loss attributable to noncontrolling interests	0.7	—	—	0.7
Preferred dividends	—	—	(7.9)	(7.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$30.5	$21.2	$(35.3)	$16.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$324.4	$—	$—	$324.4
Hotel	33.2	—	—	33.2
Investment management fees	—	33.5	—	33.5
Property services fees	—	—	1.3	1.3
Loans and other	—	8.0	—	8.0
Total revenue	357.6	41.5	1.3	400.4

Income from unconsolidated investments
Principal co-investments	—	147.9	—	147.9
Performance allocations	—	0.5	—	0.5
Income from unconsolidated investments	—	148.4	—	148.4

Gain on sale of real estate, net	50.8	—	—	50.8

Expenses
Rental	110.7	—	—	110.7
Hotel	20.5	—	—	20.5
Compensation and related	29.8	34.1	18.1	82.0
Share-based compensation	—	—	21.7	21.7
Performance allocation compensation	—	3.2	—	3.2
General and administrative	10.3	10.7	5.5	26.5
Depreciation and amortization	132.7	—	—	132.7
Total expenses	304.0	48.0	45.3	397.3
Interest expense	(92.8)	—	(68.0)	(160.8)
Loss on extinguishment of debt	(2.4)	—	—	(2.4)
Other income	29.7	—	16.4	46.1
(Provision for) benefit from income taxes	(22.6)	—	0.1	(22.5)
Net income (loss)	16.3	141.9	(95.5)	62.7
Net loss attributable to noncontrolling interests	0.5	—	—	0.5
Preferred dividends	—	—	(21.0)	(21.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$16.8	$141.9	$(116.5)	$42.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$96.1	$—	$—	$96.1
Hotel	6.2	—	—	6.2
Investment management fees	—	9.2	—	9.2
Property services fees	—	—	0.5	0.5
Loans and other	—	2.4	—	2.4
Total revenue	102.3	11.6	0.5	114.4

Income from unconsolidated investments
Principal co-investments	—	96.8	—	96.8
Performance allocations	—	46.3	—	46.3
Income from unconsolidated investments	—	143.1	—	143.1

Gain on sale of real estate, net	15.0	—	—	15.0

Expenses
Rental	32.4	—	—	32.4
Hotel	3.7	—	—	3.7
Compensation and related	12.8	10.5	7.1	30.4
Share-based compensation	—	—	6.9	6.9
Performance allocation compensation	—	2.9	—	2.9
General and administrative	4.1	2.8	2.0	8.9
Depreciation and amortization	39.2	—	—	39.2
Total expenses	92.2	16.2	16.0	124.4
Interest expense	(27.8)	—	(17.5)	(45.3)
Other (loss) income	(0.4)	—	0.7	0.3
Provision for income taxes	(12.4)	—	(18.2)	(30.6)
Net (loss) income	(15.5)	138.5	(50.5)	72.5
Net income attributable to noncontrolling interests	(2.3)	—	—	(2.3)
Preferred dividends	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(17.8)	$138.5	$(54.8)	$65.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$279.7	$—	$—	$279.7
Hotel	9.2	—	—	9.2
Investment management fees	—	25.4	—	25.4
Property services fees	—	—	1.7	1.7
Loans and other	—	6.2	—	6.2
Total revenue	288.9	31.6	1.7	322.2

Income from unconsolidated investments
Principal co-investments	—	151.9	—	151.9
Performance allocations	—	62.0	—	62.0
Income from unconsolidated investments	—	213.9	—	213.9

Gain on sale of real estate, net	417.0	—	—	417.0

Expenses
Rental	97.8	—	—	97.8
Hotel	7.8	—	—	7.8
Compensation and related	51.7	22.5	24.2	98.4
Share-based compensation	—	—	21.9	21.9
Performance allocation compensation	—	3.2	—	3.2
General and administrative	14.3	5.5	4.9	24.7
Depreciation and amortization	125.3	—	—	125.3
Total expenses	296.9	31.2	51.0	379.1
Interest expense	(90.0)	—	(51.4)	(141.4)
Loss on early extinguishment of debt	(12.1)	—	(26.5)	(38.6)
Other loss	(3.3)	—	(0.4)	(3.7)
Provision for income taxes	(14.6)	—	(83.6)	(98.2)
Net income (loss)	289.0	214.3	(211.2)	292.1
Net income attributable to noncontrolling interests	(3.5)	—	—	(3.5)
Preferred dividends	—	—	(12.9)	(12.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$285.5	$214.3	$(224.1)	$275.7

(Dollars in millions)	September 30, 2022	December 31, 2021
Total assets
Consolidated	$5,525.6	$5,473.9
Co-investment	2,274.0	2,077.9
Corporate	284.9	324.7
Total assets	$8,084.5	$7,876.5

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
    During the nine months ended September 30, 2022, the Company generated pretax book income of $85.2 million related to its global operations and recorded a tax expense of $22.5 million. The tax expense for the period is above the US statutory tax rate. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom, offset by tax benefits from the partial release of valuation allowances against a deferred tax asset associated with the Company's excess tax basis in UK real estate assets and the Company's excess tax basis in its investment in KWE. During this period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy UK real estate assets decreased due to deferred tax liabilities assumed in connection with the Company's acquisition of Waverly Gate as the assumed deferred tax liabilities provided a source of future taxable income to partially support the realization of the deferred tax assets. In addition, during the period, the excess tax basis (and associated valuation allowance) in the KWE investment decreased from operations due to KWE realizing book gains but tax losses on the sale of real estate and from book fair value gains not recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of September 30, 2022 and December 31, 2021; consolidating statements of operations for the three and nine months ended September 30, 2022 and 2021, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2022 or 2021.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$105.6	$70.7	$244.0	$—	$420.3
Accounts receivable	—	—	18.6	19.5	—	38.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,679.3	3,397.4	—	5,076.7
Unconsolidated investments	—	15.1	703.6	1,411.6	—	2,130.3
Investments in and advances to consolidated subsidiaries	1,971.3	4,025.3	2,587.2	—	(8,583.8)	—
Other assets	—	148.5	44.9	82.0	—	275.4
Loan purchases and originations	—	5.9	99.9	37.9	—	143.7
Total assets	$1,971.3	$4,300.4	$5,204.2	$5,192.4	$(8,583.8)	$8,084.5

Liabilities and equity
Liabilities
Accounts payable	$—	$0.2	$3.0	$7.7	$—	$10.9
Accrued expenses and other liabilities	44.9	349.1	63.9	145.1	—	603.0
Mortgage debt	—	—	1,112.0	1,899.2	—	3,011.2
KW unsecured debt	—	1,979.8	—	—	—	1,979.8
KWE unsecured bonds	—	—	—	536.4	—	536.4
Total liabilities	44.9	2,329.1	1,178.9	2,588.4	—	6,141.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,926.4	1,971.3	4,025.3	2,587.2	(8,583.8)	1,926.4
Noncontrolling interests	—	—	—	16.8	—	16.8
Total equity	1,926.4	1,971.3	4,025.3	2,604.0	(8,583.8)	1,943.2
Total liabilities and equity	$1,971.3	$4,300.4	$5,204.2	$5,192.4	$(8,583.8)	$8,084.5

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$56.9	$82.7	$—	$139.6

Total income from unconsolidated subsidiaries	—	(0.4)	6.4	6.3	—	12.3

Gain on sale of real estate, net	—	—	(0.4)	37.4	—	37.0

Total expenses	7.2	21.9	39.9	60.7	—	129.7

Income from consolidated subsidiaries	30.9	65.9	54.0	—	(150.8)	—
Interest expense	—	(24.0)	(10.8)	(22.3)	—	(57.1)
Loss on early extinguishment of debt	—	—	(0.5)	(0.8)	—	(1.3)
Other income (loss)	—	12.8	(0.5)	24.4	—	36.7
Income before (provision for) benefit from income taxes	23.7	32.4	65.2	67.0	(150.8)	37.5
(Provision for) benefit from income taxes	—	(1.6)	0.7	(13.0)	—	(13.9)
Net income (loss)	23.7	30.8	65.9	54.0	(150.8)	23.6
Net loss attributable to the noncontrolling interests	—	—	—	0.7	—	0.7
Preferred dividends	(7.9)	—	—	—	—	(7.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$15.8	$30.8	$65.9	$54.7	$(150.8)	$16.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$166.4	$233.9	$—	$400.4

Total income from unconsolidated subsidiaries	—	0.3	20.4	127.7	—	148.4

Gain on sale of real estate, net	—	—	11.0	39.8	—	50.8

Total expenses	21.7	66.3	138.0	171.3	—	397.3

Income from consolidated subsidiaries	84.4	201.6	181.4	—	(467.4)	—
Interest expense	—	(68.0)	(30.9)	(61.9)	—	(160.8)
Loss on early extinguishment of debt	—	—	(1.6)	(0.8)	—	(2.4)
Other income (loss)	—	16.5	(1.2)	30.8	—	46.1
Income before benefit from (provision for) income taxes	62.7	84.2	207.5	198.2	(467.4)	85.2
Benefit from (provision for) income taxes	—	0.2	(5.9)	(16.8)	—	(22.5)
Net income	62.7	84.4	201.6	181.4	(467.4)	62.7
Net loss attributable to the noncontrolling interests	—	—	—	0.5	—	0.5
Preferred dividends	(21.0)	—	—	—	—	(21.0)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$41.7	$84.4	$201.6	$181.9	$(467.4)	$42.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$50.8	$63.5	$—	$114.4

Total income from unconsolidated investments	—	(0.1)	42.9	100.3	—	143.1

Gain on sale of real estate, net	—	—	(0.2)	15.2	—	15.0

Total expenses	7.6	24.9	43.9	48.0	—	124.4

Income from consolidated subsidiaries	80.1	139.9	101.8	—	(321.8)	—
Interest expense	—	(17.5)	(10.0)	(17.8)	—	(45.3)
Loss on early extinguishment of debt	—	—	—	—	—	—
Other income (loss)	—	0.8	(0.2)	(0.3)	—	0.3
Income before provision for income taxes	72.5	98.3	141.2	112.9	(321.8)	103.1
Provision for income taxes	—	(18.2)	(1.3)	(11.1)	—	(30.6)
Net income	72.5	80.1	139.9	101.8	(321.8)	72.5
Net income attributable to the noncontrolling interests	—	—	—	(2.3)	—	(2.3)
Preferred dividends	(4.3)	—	—	—	—	(4.3)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$68.2	$80.1	$139.9	$99.5	$(321.8)	$65.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.3	$157.5	$164.4	$—	$322.2

Total income from unconsolidated investments	—	3.0	75.9	135.0	—	213.9

Gain on sale of real estate, net	—	(1.7)	128.3	290.4	—	417.0

Total expenses	24.2	79.6	139.0	136.3	—	379.1

Income from consolidated subsidiaries	316.3	555.5	366.3	—	(1,238.1)	—
Interest expense	—	(51.5)	(33.2)	(56.7)	—	(141.4)
Loss on early extinguishment of debt	—	(26.5)	(0.7)	(11.4)	—	(38.6)
Other income (loss)	—	0.4	(0.8)	(3.3)	—	(3.7)
Income before (provision for) benefit from income taxes	292.1	399.9	554.3	382.1	(1,238.1)	390.3
(Provision for) benefit from income taxes	—	(83.6)	1.2	(15.8)	—	(98.2)
Net income	292.1	316.3	555.5	366.3	(1,238.1)	292.1
Net income attributable to the noncontrolling interests	—	—	—	(3.5)	—	(3.5)
Preferred dividends	(12.9)	—	—	—	—	(12.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$279.2	$316.3	$555.5	$362.8	$(1,238.1)	$275.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—SUBSEQUENT EVENTS
On October 26, 2022, the Company repaid $25.0 million on its revolving line of credit. The Company has an outstanding balance of $175.0 million with $325.0 million available to draw.

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

Current Economic Conditions and Market Dynamics
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, central banks raising interest rates to curtail high inflation, currency fluctuations, the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact us in a number of ways, including, but not limited to, variations in the level of our profitability, the cost of our borrowings, the availability of future borrowings, valuation of our real estate assets and obligations, fluctuations in currency translations due to volatility in foreign currency exchange rates, increasing the credit risks of our tenants, borrowers and counterparties and the impairment of our and our partners’ ability to invest capital in real estate transactions. The financial condition, results of operations, liquidity and creditworthiness of our tenants may also be adversely impacted. As discussed further below, (i) recessionary fears and market volatility leading to certain companies recently announcing the reduction of staff; and (ii) certain large and influential tenants (including certain of our tenants) maintaining pandemic-driven hybrid work schedules may negatively impact the value of our office properties as well as impair our ability to lease properties on favorable terms and/or collect owed rents on a timely basis, or at all. In addition, the creditworthiness of our borrowers under our real estate debt platform may also be impaired and our ability to collect payments of principal and interest from such borrowers may be adversely impacted. Although the impact of these factors remains uncertain and fluid, we continue to evaluate the extent to which these factors may impact our business, financial condition and results of operations. Please also see Part I. Item 1A Risk Factors of our Annual Report on Form 10-K and Part II. Item 1A Risk Factors.

Inflation and Interest Rates
During the twelve months ended September 2022, the consumer price index in the United States rose by approximately 8.2% compared to the twelve months ended September 2021. Similar statistics used and tracked in the United Kingdom and in Europe rose by approximately 10.1% and 9.9%, respectively. Substantial inflationary pressures could have a negative impact on certain real estate assets that we own and manage, including, without limitation, development projects that do not have guaranteed, or fixed price contracts and real estate assets with long-term leases that do not provide for short-term rent increases. However, we continue to seek opportunities for stronger relative growth, including multifamily assets with leases that have an initial term of 12 months or less, and continue to work to manage cost overrun risks for our development and redevelopment projects with detailed architectural plans, guaranteed, or fixed price contracts and close supervision by expert Company executives and personnel. Please also see Development and Redevelopment in the Liquidity and Capital Resources section for a more detailed discussion regarding our development initiatives. Rising costs could also, among other things, have an adverse impact on our floating rate mortgages (as discussed below) and general and administrative expenses, as these costs could increase at a higher rate than our rental and other revenue. Please also refer to “Inflation may adversely affect our financial condition and results of operations” in Part II. Item 1A Risk Factors.

In an effort to curtail these inflationary pressures, central banks have significantly raised interest rates in 2022. The Federal Reserve has raised its target range for the federal funds rate several times since March 2022, as recently as November 2, 2022, from 0% to 0.25% as of December 31, 2021, to 3.75% to 4.00% as of November 2, 2022. Recently, the European Central Bank and the Bank of England have also increased similar interest rates that they control in order to curtail similar inflationary pressures (at a similar pace as the Federal Reserve). This has led to volatility and uncertainty in the credit markets and has generally slowed the level of real estate transactional activity.

In addition to impacting our ability to complete real estate transactions on desired terms, or at all, increased interest rates; (i) negatively impact our ability to access additional financing for our capital needs, both on a corporate and property level, or refinance or extend our existing debt on favorable terms, or at all; and (ii) may impact the value of our properties, including the assets that we record on our financial statements at estimated fair value. Please see the section entitled “Fair Value Investments” below for details on the investments that we hold at estimated fair value and our valuation methodology. In order to manage the effect of increasing interest rates on our operations, we have maintained an interest rate management policy that seeks to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. Pursuant to our policy, we manage our interest rate risk by entering into both fixed and variable rate debt arrangements, in addition to using interest rate swap contracts to swap some of our variable rate loans to fixed rate terms to achieve a desired mix of fixed and variable rate debt. As of September 30, 2022, 78% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 0% is floating rate without interest caps. As such, fluctuations in interest rates have impacted our floating rate debt (and floating rate debt with interest caps to a lesser extent) and have caused our consolidated interest expense and income from unconsolidated investments to increase. As discussed throughout this report, if there was a 100-basis point increase in our floating rate debt, we would have a $5.4 million increase in interest expense during 2022 on our current share of indebtedness. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk for more details. Please also see Part I. Item 1A Risk Factors of our Annual Report on Form 10-K and Part II. Item 1A Risk Factors. As discussed throughout this report, current rising interest rates, however, has led to the recording of fair value gains for unconsolidated investments held at fair value with respect to our fixed-rate mortgages secured by our properties during the nine months ended September 30, 2022. This is a result of us borrowing under such mortgages at substantially lower rates than the current market rates as a result of higher base rates and spreads in today’s financing market.

Fluctuations in Currency Exchange Rates
The financial statements of our foreign subsidiaries are measured using the applicable local currency. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operational results and cash flows of such subsidiaries into U.S. Dollars for consolidated reporting purposes. To date, our foreign currency exposure has been limited to the British pound sterling, or GBP, and the euro. Recently, the GBP dropped to a record low of $1.07 against the U.S. Dollar in September 2022 after the United Kingdom government announced a new economic plan that has since been abandoned. Although the GBP has rallied in recent weeks, it remains historically weak against the U.S. Dollar at $1.13, as of September 30, 2022, as compared to $1.33 as of December 31, 2021. Similarly, the euro hit a two-decade low of $0.99 against the U.S. Dollar in August 2022 and continued to trend down to a low of $0.96 on September 27, 2022. As of September 30, 2022, the euro slightly improved to $0.98 against the U.S. Dollar, but it is still below its rate of $1.14 as of December 31, 2021.

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

In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of September 30, 2022, we have hedged 88% of the net asset carrying value of our euro denominated investments and 86% of the net asset carrying value of our GBP denominated investments. If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $28.8 million or decrease by $30.8 million. If rates moved 10%, we would have an increase of $57.6 million and a decrease of $57.5 million. Please see Item 3. Quantitative and Qualitative Disclosures About Market Risk and Foreign Exchange - Results of Operations in the Results of Operations section below for more details. Please also see Part I. Item 1A Risk Factors of our Annual Report on Form 10-K and Part II. Item 1A Risk Factors.

The COVID-19 Pandemic
While no specific impact of the COVID-19 pandemic is significant to the overall financial results of the Company at this time, there still remains uncertainty around the pandemic, including its severity and duration and government responses. Although the impact of the COVID-19 pandemic on real estate remains fluid and uncertain, there is a notable trend among certain influential office tenants (including certain of our tenants) of maintaining pandemic-driven hybrid work schedules, remote workforces and/or reducing the overall size of their workforce in response to the macroeconomic conditions discussed above, therefore leading to a decrease in demand for office space and potentially influencing other office tenants to follow suit. Such trends may impact our prospective or current office tenants’ ability or willingness to enter into, maintain or renew their leases for certain office spaces, which may have an adverse effect on our business, financial condition and results of operations.

The status of the COVID-19 pandemic and the information available to us may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, cash flows, financial condition and results of operations for the nine months ended September 30, 2022 and future periods.

Year to Date Highlights
•For the nine months ended September 30, 2022, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $42.2 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $275.7 million for the same period in 2021. For the nine months ended September 30, 2022 we had Adjusted EBITDA of $444.4 million as compared to $740.5 million for the same period in 2021. The decreases in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA are due to higher gains on sale of real estate during the nine months ended September 30, 2021 offset by higher fair value gains on interest rate derivatives during the nine months ended September 30, 2022. Specifically, on June 25, 2021, the Company and a global institutional investor partner launched a new joint venture with respect to core-plus multifamily properties located in the Western United States (the “JV”). The JV commenced with the partner purchasing a 49% ownership stake in nine multifamily assets (2,809 units) previously wholly-owned by the Company and valued at approximately $800 million (the “MF seed portfolio”). The transaction led to the deconsolidation of the Company's retained 51% interest resulting in a gain on sale of real estate in accordance with U.S. GAAP of $332.0 million. The gain is due to the sale of the 49% interest to our partner and the recording of our retained 51% in unconsolidated investments at the fair value established by the transaction. The MF seed portfolio sale gain discussed above in the prior period was offset by a loss on extinguishment of debt associated with the 2024 Notes and KWE Bonds. There was no comparable activity in the current period.
•We recorded fair value gains and unrealized promotes (aggregate of $73.0 million) during the nine months ended September 30, 2022 primarily due to fair value gains associated with fixed rate mortgages secured by our real estate assets related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market. We also had fair value gains associated with interest rate derivatives that we held on property level mortgages that have increased in value with rising interest rates. Such fair value gains have been offset by foreign exchange losses, net of any foreign currency derivatives on our European fair value investments due to the euro and the GBP weakening against the U.S. Dollar. Our real estate portfolio for the nine months ended September 30, 2022 was relatively flat with increases in fair value on our affordable housing portfolio offset by fair value slight decreases on market rate assets as we have seen some evidence of cap rate expansion.
Company Overview
We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating strong long-term risk-adjusted returns for our shareholders and partners. For the nine months ended September 30, 2022, our 228 employees managed a total of $21.9 billion of Real Estate Assets Under Management ("AUM"), which includes 37,571 multifamily units (including 4,771 units under lease up or in process of being developed), 11.8 million office square feet, 10.6 million industrial square feet and 4.2 million retail square feet (including 2.4 million square feet under lease up or in process of being developed), and $2.6 billion of development and residential and other. As of September 30, 2022, the $19.2 billion of operating properties within our AUM produced total revenue of $1.1 billion (KW's share of which was $525.1 million) for the nine months ended September 30, 2022 compared to $17.3 billion of operating properties with total revenue of $843.7 million (KW's share of which was $412.9 million) during the same period in 2021. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Spain, also managed the consummation of $1.8 billion of gross acquisitions and $722.1 million of loan investments (KW's ownership interest of 52% and 5%, respectively) and $1.0 billion of gross dispositions and $334.0 million of loan repayments (KW's ownership interest of 39% and 9%) during the nine months ended September 30, 2022.

Our global real estate portfolio is primarily comprised of multifamily communities (56%), commercial properties (40%) and hotel and other properties (4%) based upon our share of NOI. The Western United States represents 60% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California. In Europe, our portfolio is focused in the United Kingdom (16%) and Ireland (21%).

Our business is comprised of two segments.

First, our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office, retail and industrial properties, and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of September 30, 2022, our fee-bearing capital was $5.6 billion and we recognized $33.5 million in base investment management fees and $0.5 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the nine months ended September 30, 2022. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.

The table below details key metrics of the Consolidated and Co-Investments portfolios as of September 30, 2022:

	Consolidated	Co-Investments
Multifamily units - market rate	11,682	14,586
Multifamily units - affordable	—	11,303
Office feet square feet (millions)	4.8	7.0
Industrial square feet (millions)	—	10.6
Retail square feet (millions)	2.7	1.5
Hotels	1	1
Real estate debt - 100% (billions)	$—	$2.1
Real estate debt - KW share (millions)	$—	$147.0
Revenues (millions)	$357.6	$218.7
NOI (millions)	$221.6	$118.2
AUM (billions)	$8.8	$13.1
    In our Co-investments Portfolio, 87% of our carrying value is accounted for at fair value. Our interests in such joint ventures, commingled funds, loans and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $436.0 million over the next three years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional details in the section titled Development and Redevelopment below.
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
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
    During the last five years, occupancy, NOI, Adjusted EBITDA and fee-bearing capital of KW was as follows (at share):

	Three Months Ended September 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2022	2021	2020	2019	2018
Consolidated NOI(1)	$75.8	$64.6	$67.6	$75.2	$94.5
% change	17.3%	(4.4)%	(10.1)%	(20.4)%	—%
JV NOI(1)	$39.7	$34.6	$23.8	$19.8	$15.9
% change	14.7%	45.4%	20.2%	24.5%	—%
Adjusted EBITDA(1)	$165.9	$202.7	$76.3	$142.5	$141.9
% change	(18.2)%	165.7%	(46.5)%	0.4%	—%
Fee-bearing capital	$5.6	$4.8	$3.8	$2.5	$1.9
% change	16.7%	26.3%	52.0%	31.6%	—%
AUM	$21.9	$20.5	$19.7	$16.2	$16.0
% change	6.8%	4.1%	21.6%	1.3%	—%

	Nine Months Ended September 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2022	2021	2020	2019	2018
Consolidated NOI(1)	$221.6	$178.4	$201.3	$230.1	$283.9
% change	24.2%	(11.4)%	(12.5)%	(19.0)%	—%
JV NOI(1)	$118.2	$87.9	$76.5	$55.8	$42.7
% change	34.5%	14.9%	37.1%	30.7%	—%
Adjusted EBITDA(1)	$444.4	$740.5	$261.1	$450.0	$535.0
% change	(40.0)%	183.6%	(42.0)%	(15.9)%	—%
Fee-bearing capital	$5.6	$4.8	$3.8	$2.5	$1.9
% change	16.7%	26.3%	52.0%	31.6%	—%
AUM	$21.9	$20.5	$19.7	$16.2	$16.0
% change	6.8%	4.1%	21.6%	1.3%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
Business Segments
    Our operations are defined by two business segments: our Consolidated Portfolio and our Co-Investment Portfolio
•Our Consolidated Portfolio consists of the investments in real estate and real estate-related assets that we have made and consolidate on our balance sheet.  We typically wholly-own the assets in our Consolidated Portfolio.
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership in our Co-Investments Portfolio assets of 39% as of September 30, 2022.
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
    The table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of September 30, 2022 and December 31, 2021:

($ in millions)	September 30, 2022	December 31, 2021
Cash(1)	$270.2	$362.3
Real estate	5,076.7	5,059.8
Accounts receivable and other assets	135.0	111.7
Total Assets	$5,481.9	$5,533.8

Accounts payable	10.4	17.4
Accrued expenses	147.7	126.8
Mortgage debt	3,011.2	2,959.8
KWE bonds	536.4	622.8
Total Liabilities	3,705.7	3,726.8

Equity	$1,776.2	$1,807.0
(1)Excludes $150.1 million and $162.5 million as of September 30, 2022 and December 31, 2021 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents our share of the carrying value (primarily at fair value) of the balance sheet of our Co-Investment Portfolio as of September 30, 2022 and December 31, 2021:

($ in millions)	September 30, 2022	December 31, 2021
Cash	$111.5	$103.7
Real estate	4,084.8	3,667.9
Loans	143.7	143.4
Accounts receivable and other assets	321.7	311.9
Total Assets	$4,661.7	$4,226.9

Accounts payable and accrued expenses	105.3	87.1
Mortgage debt	2,282.4	2,061.9
Total Liabilities	2,387.7	2,149.0

Equity	$2,274.0	$2,077.9
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees and performance allocations, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of September 30, 2022, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds
    We currently have investments in three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our two U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of September 30, 2022, our weighted average ownership interest in the commingled funds that we manage was 13%.

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
Our global multifamily portfolio has 37,571 units as of September 30, 2022, consisting of 32,800 stabilized units and 4,771 units that are undergoing lease up or are in the process of being developed.
    As of September 30, 2022, we hold ownership interests in 148 assets that include 11,682 consolidated market rate multifamily apartment units, 14,586 market rate units within our Co-Investment Portfolio and 11,303 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region (Idaho, Utah, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

When we acquired our ownership interest in VHH in 2015, the portfolio consisted of 5,485 units. As of September 30, 2022, the VHH portfolio includes 9,157 stabilized rental units with another 2,146 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of September 30, 2022 we have contributed an additional $118.4 million into VHH and have received $260.1 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $241.4 million as of September 30, 2022. Since our acquisition in 2015, we have recorded $235.7 million worth of fair value gains on our investment in VHH, including $75.6 million during the nine months ended September 30, 2022.
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
Our industrial portfolio consists mainly of last mile distribution centers located in the United Kingdom and the Mountain West and Northern California regions of the United States.
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
    As of September 30, 2022, we hold investments in 61 office properties totaling over 11.8 million square feet, 110 industrial properties totaling 10.6 million square feet and 52 retail properties totaling 4.2 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.8 million square feet of office space and 2.7 million square feet of retail space. Our Co-Investment portfolio has 7.0 million square feet of office space, 10.6 million square feet of industrial space and 1.5 million square feet of retail space.
    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of September 30, 2022, we have 2,220 multifamily units, 0.4 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 63% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
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
    As of September 30, 2022, we held interests in 38 loans, 84% that have floating interest rates, located in the Western U.S. and the United Kingdom, with an average interest rate of 8.9% per annum and an unpaid principal balance ("UPB") of $2.1 billion of real estate debt (of which our share was a UPB of $147.0 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. All of the loans in our global debt platform are performing in line with expectations and making payments as contractually agreed.
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
Hotel
    We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost. Both of the hotels in our current portfolio we originally acquired debt interests in the underlying properties and were able to utilize these debt positions to take ownership of the real estate. These properties are examples of how we are able to leverage different platforms within the Company to add value to properties and shareholders.
As of September 30, 2022, we owned one consolidated operating hotel, the iconic Shelbourne Hotel, which consists of 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have a five-star Rosewood flagged Kona Village Resort development that will contain 150 rooms in Kona, Hawaii and is currently expected to open in 2023.
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
    As of September 30, 2022, we held 17 investments that are primarily comprised of 204 residential units/lots and 3,778 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of September 30, 2022, these investments had a gross asset value of $241.9 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of September 30, 2022, $2.0 billion or 93% of our investments in our Co-Investment Portfolio (25% of total assets) were held at estimated fair value. As of September 30, 2022, there were cumulative fair value gains on investments held of $555.5 million, which comprises 28% of the $2.0 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $235.7 million of the $555.5 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the nine months ended September 30, 2022, we recognized $78.3 million and $0.5 million, respectively, of net fair value gains and performance allocations on co-investment portfolio investments.

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

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.00%	7.20% — 9.30%
	Income approach - direct capitalization	3.70% — 5.40%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	3.90% — 7.90%	N/A
Industrial	Income approach - discounted cash flow	4.80% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.10% — 6.30%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
Residential	Income approach - discounted cash flow	6.00%	8.30%

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

Selected Financial Data

In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and nine months ended September 30, 2022 dating back to 2018.

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
GAAP
Revenues	$139.6	$114.4	$115.5	$143.0	$217.8
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	16.4	65.9	(25.1)	20.7	109.6
Basic income (loss) per share of common stock	0.12	0.48	(0.18)	0.15	0.77
Diluted income (loss) per share of common stock	0.12	0.47	(0.18)	0.15	0.77
Dividends declared per share of common stock	0.24	0.22	0.22	0.21	0.19
Non-GAAP(1)
Adjusted EBITDA	165.9	202.7	76.3	142.5	141.9
Adjusted EBITDA percentage change	(18)%	166%	(46)%	—%	—%
Adjusted Net Income	68.7	111.9	27.3	73.9	74.1
Adjusted Net Income percentage change	(39)%	310%	(63)%	—%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
GAAP
Revenues	$400.4	$322.2	$345.9	$427.4	$407.9
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	42.2	275.7	(77.1)	66.2	107.2
Basic income (loss) per share of common stock	0.31	1.98	(0.55)	0.47	0.74
Diluted income (loss) per share of common stock	0.31	1.96	(0.55)	0.47	0.74
Dividends declared per share of common stock	0.72	0.66	0.66	0.63	0.38
Non-GAAP(1)
Adjusted EBITDA	444.4	740.5	261.1	450.0	535.0
Adjusted EBITDA percentage change	(40)%	184%	(42)%	(16)%	—%
Adjusted Net Income	195.5	423.5	84.1	232.8	308.2
Adjusted Net Income percentage change	(54)%	404%	(64)%	(24)%	—%

(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The following tables show selected financial items as of September 30, 2022 and as of December 31, 2021 through 2018:

	September 30,	December 31,
(in millions)	2022	2021	2020	2019	2018
Cash and cash equivalents	$420.3	$524.8	$965.1	$573.9	$488.0
Total assets	8,084.5	7,876.5	7,329.0	7,304.5	7,381.8
Mortgage debt	3,011.2	2,959.8	2,589.8	2,641.0	2,950.3
KW unsecured debt	1,979.8	1,852.3	1,332.2	1,131.7	1,202.0
KWE unsecured bonds	536.4	622.8	1,172.5	1,274.2	1,260.5
Kennedy Wilson equity	1,926.4	1,777.6	1,644.5	1,678.7	1,246.7
Noncontrolling interests	16.8	26.3	28.2	40.5	184.5
Total equity	1,943.2	1,803.9	1,672.7	1,719.2	1,431.2
Common shares outstanding	137.1	138.0	141.4	142.3	143.2

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
    The table below details the changes in the Company's AUM for the nine months ended September 30, 2022:

(in millions)	December 31, 2021	Increases	Decreases	September 30, 2022
IMRES AUM	$21,569.2	$3,014.7	$(2,718.9)	$21,865.0
    AUM increased 1.4% to approximately $21.9 billion as of September 30, 2022. The increase is due to acquisitions of multifamily assets in the Western United States and industrial assets in the United Kingdom and loan originations in the Western United States. These were offset by decreases from foreign exchange losses and dispositions of non-core assets.
Foreign Currency and Currency Derivative Instruments
    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
Kennedy Wilson Consolidated Financial Results: Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$110.9	$—	$—	$110.9
Hotel	14.0	—	—	14.0
Investment management fees	—	11.2	—	11.2
Property services fees	—	—	0.5	0.5
Loans and other	—	3.0	—	3.0
Total revenue	124.9	14.2	0.5	139.6
Income (loss) from unconsolidated investments
Principal co-investments	—	30.3	—	30.3
Performance allocations	—	(18.0)	—	(18.0)
Income from unconsolidated investments	—	12.3	—	12.3

Gain on sale of real estate, net	37.0	—	—	37.0
Expenses
Rental	38.6	—	—	38.6
Hotel	8.6	—	—	8.6
Compensation and related	11.8	8.8	5.9	26.5
Share-based compensation	—	—	7.3	7.3
Performance allocation compensation	—	(6.6)	—	(6.6)
General and administrative	4.2	3.1	1.9	9.2
Depreciation and amortization	46.1	—	—	46.1
Total expenses	109.3	5.3	15.1	129.7
Interest expense	(33.1)	—	(24.0)	(57.1)
Loss on early extinguishment of debt	(1.3)	—	—	(1.3)
Other income	23.8	—	12.9	36.7
Provision for income taxes	(12.2)	—	(1.7)	(13.9)
Net income (loss)	29.8	21.2	(27.4)	23.6
Net income attributable to the noncontrolling interests	0.7	—	—	0.7
Preferred dividends	—	—	(7.9)	(7.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	30.5	21.2	(35.3)	16.4
Add back (less):
Interest expense	33.1	—	24.0	57.1
Loss on early extinguishment of debt	1.3	—	—	1.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	16.6	—	16.6
Depreciation and amortization	46.1	—	—	46.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Provision for income taxes	12.2	—	1.7	13.9
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.9	—	1.9
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.4)	—	—	(3.4)
Preferred dividends	—	—	7.9	7.9
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$119.6	$40.7	$5.6	$165.9
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$96.1	$—	$—	$96.1
Hotel	6.2	—	—	6.2
Investment management fees	—	9.2	—	9.2
Property services fees	—	—	0.5	0.5
Loans and other	—	2.4	—	2.4
Total revenue	102.3	11.6	0.5	114.4
Income from unconsolidated investments
Principal co-investments	—	96.8	—	96.8
Performance allocations	—	46.3	—	46.3
Income from unconsolidated investments	—	143.1	—	143.1

Gain on sale of real estate, net	15.0	—	—	15.0
Expenses
Rental	32.4	—	—	32.4
Hotel	3.7	—	—	3.7
Compensation and related	12.8	10.5	7.1	30.4
Share-based compensation	—	—	6.9	6.9
Performance allocation compensation	—	2.9	—	2.9
General and administrative	4.1	2.8	2.0	8.9
Depreciation expense	39.2	—	—	39.2
Total expenses	92.2	16.2	16.0	124.4
Interest expense	(27.8)	—	(17.5)	(45.3)
Other (loss) income	(0.4)	—	0.7	0.3
Provision for income taxes	(12.4)	—	(18.2)	(30.6)
Net (loss) income	(15.5)	138.5	(50.5)	72.5
Net income attributable to the noncontrolling interests	(2.3)	—	—	(2.3)
Preferred dividends	—	—	(4.3)	(4.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(17.8)	138.5	(54.8)	65.9
Add back (less):
Interest expense	27.8	—	17.5	45.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	11.2	—	11.2
Depreciation and amortization	39.2	—	—	39.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.1	—	1.1
Provision for income taxes	12.4	—	18.2	30.6
Fees eliminated in consolidation	0.1	(0.1)	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Preferred dividends	—	—	4.3	4.3
Share-based compensation	—	—	6.9	6.9
Adjusted EBITDA(1)	$59.9	$150.7	$(7.9)	$202.7
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
    Financial Highlights
    GAAP net income to common shareholders was $16.4 million and $65.9 million for the three months ended September 30, 2022 and 2021.

    Adjusted EBITDA was $165.9 million and $202.7 million for the three months ended September 30, 2022 and 2021, respectively.
    The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to significantly lower fair value gains during the three months ended September 30, 2022 as compared to the prior period as discussed below. The decrease in fair value gains was offset by higher fair value in other income associated with our interest rate derivative investments. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value gains during the current and prior periods.
    Operational Highlights
    Same store property highlights for the three months ended September 30, 2022 include:
•For our 14,590 same property multifamily units for the three months ended September 30, 2022 as compared to the prior period:
◦occupancy decreased slightly to 94.1% from 95.1%
◦net operating income increased by 7.1%
◦total revenues increased by 8.5%
•For 4.1 million square feet of same property office real estate for the three months ended September 30, 2022 as compared to the prior period:
◦occupancy increased to 95.9% from 94.4%
◦net operating income increased by 1.7%
◦total revenues increased by 2.8%
•Investment Transactions
◦acquired $371.7 million of real estate assets and $303.7 million of loans (our share of which was $145.6 million and $15.2 million, respectively) and sold $683.3 million of assets (our share of which was $234.0 million). Real estate loans of $30.1 million (our share of which was $6.1 million) were repaid.
    Foreign Exchange - Results of Operations
    A significant portion of our investments are located outside of the United States and denominated in foreign currencies. In order to reduce the impact of foreign currency exchange rates we hedge some of our exposure. However, we typically do not hedge future operations or cash flows and, therefore, changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended September 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(8.1)	(6)%	$(0.4)	—%	$(8.5)	(6)%
Net (loss) income	(3.3)	(50)%	(4.7)	(71)%	(8.0)	(121)%
Adjusted EBITDA	(9.6)	(6)%	(5.5)	(3)%	(15.1)	(9)%

	Three Months Ended September 30, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.4	—%	$(0.1)	—%	$0.3	—%
Net (loss) income	0.5	1%	(4.8)	(7)%	(4.3)	(6)%
Adjusted EBITDA	0.7	—%	(4.9)	(2)%	(4.2)	(2)%

Consolidated Portfolio Segment
    Rental income was $110.9 million for the three months ended September 30, 2022 as compared to $96.1 million for the same period in 2021. The $14.8 million increase is primarily due to the acquisition of office properties in the United Kingdom and multifamily properties in the Western United States as well as rental increases on existing multifamily properties. Additionally, we had a $2.2 million reduction to rental income for the three months ended September 30, 2022, as we assessed the full collection of these rents as improbable, compared to $2.7 million for the same period in 2021, primarily driven by the impact of COVID-19 pandemic. These reduction were offset by the cash collection of $1.0 million we received during the three months ended September 30, 2022 and $3.6 million we received during the three months ended September 30, 2021, respectively, on previously reserved receivables which increased rental income. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $14.0 million for the three months ended September 30, 2022 as compared to $6.2 million for the same period in 2021. The $7.8 million increase is primarily due to increased travel post COVID-19 restrictions, leading to increased operations at the Shelbourne Hotel during the three months ended September 30, 2022. During the third quarter of 2022, the activity level at the Shelbourne Hotel exceeded the activity levels that we observed before the start of the COVID-19 pandemic.
Gain on sale of real estate, net was $37.0 million for the three months ended September 30, 2022 as compared to $15.0 million during the same period in 2021. The gain recognized during the three months ended September 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States and an apartment building in the Western United States. The gain on sale of real estate, net includes an impairment loss of $1.7 million on non-core retail assets that are being marketed for sale. The gain recognized during the three months ended September 30, 2021 relates to the sale of non-core retail and office assets in Western United States and Europe.
    Rental expenses increased to $38.6 million for the three months ended September 30, 2022 as compared to $32.4 million for the three months ended September 30, 2021. The increase is due to new acquisitions of office properties in the United Kingdom and multifamily properties in the Western United States, as discussed above, as well as an increases in property level expenses on existing properties due to rising inflation as discussed elsewhere in this report.
    Hotel expenses increased to $8.6 million for the three months ended September 30, 2022 as compared to $3.7 million for the three months ended September 30, 2021 primarily due to increased level of activity and operations at the Shelbourne Hotel during 2022 as described above.
Depreciation and amortization increased to $46.1 million during the three months ended September 30, 2022 as compared to $39.2 million for the same period in 2021. The increase is primarily due to acquisitions of multifamily in the Western United States and office properties in the United Kingdom.
    Interest expense was $33.1 million for the three months ended September 30, 2022 as compared to $27.8 million for the same period in 2021. The increase is primarily due to higher property level debt balances due to new acquisitions and rising interest rates.
Loss on early extinguishment of debt was $1.3 million for the three months ended September 30, 2022 with no comparable activity for the three months ended September 30, 2021. During the current period we had prepayment penalties on a mortgage loan that was refinanced.
Other income was $23.8 million for the three months ended September 30, 2022 as compared to other loss of $0.4 million for the three months ended September 30, 2021. We had mark to market fair value gains of $25.3 million on undesignated interest rate caps and swap contracts that consolidated investments held in the current period primarily at KWE. We entered into these undesignated contracts to hedge against rising interest rates. The gains from the interest rate contracts was offset by a $1.1 million realized foreign currency loss. Other loss for the three months ended September 30, 2021 was due to realized foreign exchange losses.
    Co-Investment Portfolio Segment
Investment Management
    On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the three months ended September 30, 2022, we had fees recorded through revenues of $11.2 million as compared to $9.2 million for the same period in 2021. During the three months ended September 30, 2022, we had higher base management fees as a result of having more assets under management ("AUM") in our Co-Investment Portfolio mainly from growth in our European industrial platform and Western United States multifamily separate accounts. There was also an increase in AUM in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments and discussed below.

Loans and other income increased to $3.0 million during the three months ended September 30, 2022 as compared to $2.4 million for the same period in 2021. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform over the last year and rising interest rates as the majority of our loans in our debt platform are floating rate loans.
    Expenses decreased to $5.3 million for the three months ended September 30, 2022 as compared to $16.2 million for the same period in 2021. The decrease compared to the prior period was primarily due lower discretionary compensation expenses and a $6.6 million reduction of performance allocation compensation accrual under our performance allocation sharing program as described throughout this report. The decrease in the accrual of performance allocation compensation is due to the net decrease in the underlying fair value of the assets that are part of the performance allocation plan and the resulting net decrease in the performance allocation accrual.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended September 30, 2022 and the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Revenue
Rental	$57.7	$50.1
Sale of real estate	15.3	15.1
Total revenue	73.0	65.2

Fair value/other adjustments	4.7	78.9
Performance allocations	(18.0)	46.3

Gain on sale of real estate, net	4.9	—

Expenses
Rental	18.0	15.5
Cost of real estate sold	11.0	14.4
Depreciation and amortization	0.9	1.2
Total expenses	29.9	31.1

Interest expense	(16.4)	(11.2)
Other loss	(4.1)	(5.0)
Provision for income taxes	(1.9)	—
Income from unconsolidated investments	$12.3	$143.1
The decrease in income from unconsolidated investments is due to lower fair value gains and decreases in performance allocations on our Western United States multifamily assets and commingled fund assets. We had a slight net fair value gain for the three months ended September 30, 2022 as fair value losses on real estate and foreign exchange movements were more than offset by fair value gains on mortgages and interest rate derivatives as detailed below.
Valuations of global market rate multifamily assets and industrial assets in the United Kingdom were at historic levels at the end of 2021 and into the first quarter of 2022 and we have started to see this pull back slightly with cap rate expansion which lead to fair value losses on real estate during the three months ended September 30, 2022. We also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the GBP and the euro were at historically low levels in relation to the U.S. Dollar. These fair value losses were offset by fair value gains on our affordable rate multifamily properties in our VHH platform due to increased NOI at the properties.
Fair value losses on real estate were offset by fair value gains on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market driven by recent rate increases implemented by the

Federal Reserve. We also had fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates.
Our investment in VHH had significant fair value gains in the three months ended September 30, 022 due to gains on its fixed rate property loans and increases in NOI at the properties but VHH does not have a performance allocation structure associated with the investment. The rest of our fair value portfolio had fair values losses which led to performance allocation decreases as discussed below.
During the three months ended September 30, 2022, we recorded a $18.0 million decrease in the accrual for performance fees relating to our commingled funds and separate account investments as a result of the fair value losses as discussed above. During the three months ended September 30, 2022, we had realized performance fees of $6.8 million relating to the sale of two multifamily properties in the Western United States. The $6.8 million of realized performance fees includes $3.6 million of performance fees that had been accrued for in prior periods.

During the three months ended September 30, 2021, we had higher fair values primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in our market rate fair value multifamily assets in the Western United States. The cap rate compression was supported by transactions entered into by the Company during this period as well as third party transactional and market data. NOI increases and cap rate compression had similar impacts to the increase in fair values. We also had fair value gains from resyndications and cap rate compression in our VHH portfolio. During the three months ended September 30, 2021, we had a $46.3 million increase in the accrual for performance fees relating to our commingled funds and a separate account investment. The increase in the accrual was due to higher fair values on market rate multifamily properties as discussed above and UK industrial assets. We collected $9.6 million of realized performance fees during the three months ended September 30, 2021 from a separate account that held office properties in the Seattle area and fully disposed of all its assets in the third quarter of 2021.
    Corporate
Expenses decreased to $15.1 million for the three months ended September 30, 2022 as compared to $16.0 million for the three months ended September 30, 2021 due to lower discretionary bonus compensation expense which was offset by higher share based compensation expenses for the three months ended September 30, 2022.
    Interest expense was $24.0 million for the three months ended September 30, 2022 as compared to $17.5 million for the same period in 2021. For the three months ended September 30, 2022, we had higher corporate debt balances outstanding due to higher average outstanding balance drawn on the line of credit and higher interest rates as the line has a variable interest rate which led to an increase in interest expense.
Other income increased to $12.9 million for the three months ended September 30, 2022 as compared to other loss of $0.7 million for the same period in 2021. We had mark to market fair value gains on interest rate caps that the Company bought to hedge its variable rate interest rate exposure during three months ended September 30, 2022.

Our income tax expense was $13.9 million for the three months ended September 30, 2022 as compared to income tax expense of $30.6 million in 2021. The decrease in income tax expense is primarily attributable to a $65.6 million decrease in worldwide pre-tax book income in 2022 as compared to the same period in the prior year. Our effective tax rate for the three months ended September 30, 2022 was 37.1% as compared to an effective tax rate of 29.6% in 2021. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom, offset by tax benefits from the partial release of the valuation allowance against our deferred tax assets associated with our excess tax basis in our investment in KWE. During the three months ended September 30, 2022, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased as a result of KWE realizing books gains but tax losses on the disposition of real estate and from book fair value gains not recognized for tax. The effective tax rate for 2021 exceeded the statutory tax rate due to non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$16.4	$65.9
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(59.8)	(27.7)
Amounts reclassified out of accumulated other comprehensive loss during the period	(0.8)	—
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	29.9	16.6
Unrealized income on interest rate swaps	1.3	0.4
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(13.0)	$55.2

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2022 and 2021 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2022	2021
Euro	(6.5)%	(2.3)%
GBP	(8.4)%	(2.5)%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the three months ended September 30, 2022 and 2021 was loss of $13.0 million and income of $55.2 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the euro and the GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes.

Kennedy Wilson Consolidated Financial Results: Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$324.4	$—	$—	$324.4
Hotel	33.2	—	—	33.2
Investment management fees	—	33.5	—	33.5
Property services fees	—	—	1.3	1.3
Loans and other	—	8.0	—	8.0
Total revenue	357.6	41.5	1.3	400.4
Income from unconsolidated investments
Principal co-investments	—	147.9	—	147.9
Performance allocations	—	0.5	—	0.5
Income from unconsolidated investments	—	148.4	—	148.4

Gain on sale of real estate, net	50.8	—	—	50.8
Expenses
Rental	110.7	—	—	110.7
Hotel	20.5	—	—	20.5
Compensation and related	29.8	34.1	18.1	82.0
Share-based compensation	—	—	21.7	21.7
Performance allocation compensation	—	3.2	—	3.2
General and administrative	10.3	10.7	5.5	26.5
Depreciation and amortization	132.7	—	—	132.7
Total expenses	304.0	48.0	45.3	397.3
Interest expense	(92.8)	—	(68.0)	(160.8)
Loss on early extinguishment of debt	(2.4)	—	—	(2.4)
Other income	29.7	—	16.4	46.1
Provision for income taxes	(22.6)	—	0.1	(22.5)
Net income (loss)	16.3	141.9	(95.5)	62.7
Net loss attributable to the noncontrolling interests	0.5	—	—	0.5
Preferred dividends	—	—	(21.0)	(21.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	16.8	141.9	(116.5)	42.2
Add back (less):
Interest expense	92.8	—	68.0	160.8
Loss on early extinguishment of debt	2.4	—	—	2.4
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	43.0	—	43.0
Depreciation and amortization	132.7	—	—	132.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.8	—	2.8
Provision for income taxes	22.6	—	(0.1)	22.5
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.9	—	1.9
Fees eliminated in consolidation	(0.4)	0.4	—	—
EBITDA adjustments attributable to noncontrolling interests	(6.6)	—	—	(6.6)
Preferred dividends	—	—	21.0	21.0
Share-based compensation	—	—	21.7	21.7
Adjusted EBITDA(1)	$260.3	$190.0	$(5.9)	$444.4
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30, 2021
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$279.7	$—	$—	$279.7
Hotel	9.2	—	—	9.2
Investment management fees	—	25.4	—	25.4
Property services fees	—	—	1.7	1.7
Loans and other	—	6.2	—	6.2
Total revenue	288.9	31.6	1.7	322.2
Income from unconsolidated investments
Principal co-investments	—	151.9	—	151.9
Performance allocations	—	62.0	—	62.0
Income from unconsolidated investments	—	213.9	—	213.9

Gain on sale of real estate, net	417.0	—	—	417.0
Expenses
Rental	97.8	—	—	97.8
Hotel	7.8	—	—	7.8
Compensation and related	51.7	22.5	24.2	98.4
Share-based compensation	—	—	21.9	21.9
Performance allocation compensation	—	3.2	—	3.2
General and administrative	14.3	5.5	4.9	24.7
Depreciation expense	125.3	—	—	125.3
Total expenses	296.9	31.2	51.0	379.1
Interest expense	(90.0)	—	(51.4)	(141.4)
Loss on early extinguishment of debt	(12.1)	—	(26.5)	(38.6)
Other loss	(3.3)	—	(0.4)	(3.7)
Provision for income taxes	(14.6)	—	(83.6)	(98.2)
Net income (loss)	289.0	214.3	(211.2)	292.1
Net income attributable to the noncontrolling interests	(3.5)	—	—	(3.5)
Preferred dividends	—	—	(12.9)	(12.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	285.5	214.3	(224.1)	275.7
Add back (less):
Interest expense	90.0	—	51.4	141.4
Loss on early extinguishment of debt	12.1	—	26.5	38.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	28.0	—	28.0
Depreciation and amortization	125.3	—	—	125.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	4.2	—	4.2
Provision for income taxes	14.6	—	83.6	98.2
Fees eliminated in consolidation	(0.4)	0.4	—	—
EBITDA adjustments attributable to noncontrolling interests	(5.7)	—	—	(5.7)
Preferred dividends	—	—	12.9	12.9
Share-based compensation	—	—	21.9	21.9
Adjusted EBITDA(1)	$521.4	$246.9	$(27.8)	$740.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net income to common shareholders was $42.2 million and $275.7 million for the nine months ended September 30, 2022 and 2021, respectively.
    Adjusted EBITDA was $444.4 million and $740.5 million for the nine months ended September 30, 2022 and 2021, respectively.
    The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to significantly lower gains on sale of real estate, net and fair value gains and performance allocations during the nine months ended September 30, 2022 as compared to the prior period as discussed above. Please see "Consolidated Portfolio Segment" below for a discussion of the gains on sale of real estate, net during the current and prior periods.
    Operational Highlights
    Same store property highlights for the nine months ended September 30, 2022 include:
•For our 12,930 same property multifamily units for the nine months ended September 30, 2022 as compared to the prior period:
◦occupancy decreased slightly to 94.5% from 95.3%
◦net operating income increased by 12.0%
◦total revenues increased by 10.5%
•For 3.7 million square feet of same property office real estate for the nine months ended September 30, 2022 as compared to the prior period:
◦occupancy decreased to 94.6% from 95.1%
◦net operating income decreased by 1.3%
◦total revenues increased by 0.2%
•Investment Transactions
◦acquired $1.8 billion of real estate assets and $722.1 million of loans (our share of which was $966.0 million and $37.1 million, respectively) and sold $1.0 billion of assets (our share of which was $406.5 million). Real estate loans of $334.0 million (our share of which was $28.6 million) were repaid.
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

	Nine Months Ended September 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(12.6)	(3)%	$(0.7)	—%	$(13.3)	(3)%
Net (loss) income	(4.1)	(13)%	(27.5)	(85)%	(31.6)	(98)%
Adjusted EBITDA	(13.5)	(3)%	(28.7)	(6)%	(42.2)	(9)%

	Nine Months Ended September 30, 2021
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.6	—%	$(0.2)	—%	$1.4	—%
Net (loss) income	(1.8)	(1)%	(9.7)	(4)%	(11.5)	(5)%
Adjusted EBITDA	(0.2)	—%	(10.0)	(1)%	(10.2)	(1)%

    Consolidated Portfolio Segment
    Rental income was $324.4 million for the nine months ended September 30, 2022 as compared to $279.7 million for the same period in 2021. The $44.7 million increase is primarily due to the acquisition of office properties in the United Kingdom and multifamily properties in the Western United States. Additionally, we had a $6.5 million reduction to rental income for the nine months ended September 30, 2022 as we assessed the full collection of these rents as improbable, primarily driven by the impact of COVID-19 pandemic. This reduction was offset by the cash collection of $5.7 million we received during the nine months ended September 30, 2022 on previously reserved receivables which increased rental income. We had a $9.8 million reduction to rental income for the nine months ended September 30, 2021 as we assessed the full collection of these rents as improbable, primarily driven by the impact of COVID-19 pandemic. We received $5.6 million on previously reserved receivables during the nine months ended September 30, 2021. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $33.2 million for the nine months ended September 30, 2022 as compared to $9.2 million for the same period in 2021. The $24.0 million increase is primarily due to Ireland lifting COVID-19 restrictions, leading to increased level of operations at the Shelbourne Hotel during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the hotel had severely limited operations due to COVID-19 related restrictions.
Gain on sale of real estate, net was $50.8 million for the nine months ended September 30, 2022 compared to $417.0 million during the same period in 2021. The gain recognized during the nine months ended September 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States. The gains recognized during the nine months ended September 30, 2021 relates to the sale of a 49% interest in and resulting deconsolidation of the assets that made up the MF seed portfolio, as discussed throughout this report, and Friars Bridge Court, an office building in the United Kingdom.
    Rental expenses increased to $110.7 million for the nine months ended September 30, 2022 as compared to $97.8 million for the nine months ended September 30, 2021. The increase is due to new acquisitions of office properties in the United Kingdom and multifamily properties in the Western United States as discussed above.
    Hotel expenses increased to $20.5 million for the nine months ended September 30, 2022 as compared to $7.8 million for the nine months ended September 30, 2021 primarily due to increased level of activity and operations at the Shelbourne Hotel during 2022 as described above.
    Compensation expense decreased to $29.8 million for the nine months ended September 30, 2022 as compared to $51.7 million for the nine months ended September 30, 2021 as a result of lower gains on sale of real estate, net for the nine months ended September 30, 2022 compared to the prior period, which drove a lower discretionary compensation accrual.
General and administrative expenses were $10.3 million for the nine months ended September 30, 2022 as compared to $14.3 million for the nine months ended September 30, 2021. Similar to compensation expense discussed above there was a lower allocation of corporate expenses to the Consolidated segment in the current period.
Depreciation and amortization increased to $132.7 million during the nine months ended September 30, 2022 as compared to $125.3 million for the nine months ended September 30, 2021 as a result of depreciation and amortization expense associated with new acquisitions discussed above.
    Interest expense was $92.8 million for the nine months ended September 30, 2022 as compared to $90.0 million for the same period in 2021. The increase is due to higher property level debt balances on new acquisitions which was offset by the payoff of the KWE Bonds subsequent to the first quarter of 2021. The decrease in interest expense in the Consolidated segment associated with the payoff of the KWE Bonds is offset by an increase in interest expense in the Corporate segment as proceeds from senior note issuances were used to pay off the KWE Bonds.
Loss on early extinguishment of debt was $2.4 million for the nine months ended September 30, 2022 as compared to $12.1 million for the nine months ended September 30, 2021. During the current period we had prepayment penalties on mortgage loans that were refinanced. In the prior period, we incurred a $9.3 million loss associated with the tender offer of the KWE Bonds and the remaining balance was related to prepayment penalties on the refinancing of three multifamily property level mortgages. We also incurred a loss associated with the partial tender offer and subsequent redemption of the total balance of the 2024 Notes during the nine months ended September 30, 2021 as explained in the description of the "Corporate" segment below.
Other income was $29.7 million for nine months ended September 30, 2022 as compared to other loss $3.3 million for the nine months ended September 30, 2021. We had mark to market fair value gains of $33.0 million on the Company's undesignated interest rate caps and swap contracts held by KWE in the current period. We have entered into these undesignated contracts to hedge against rising interest rates. The gains from the interest rate contracts were offset by realized foreign currency exchange losses of $2.3 million. Other loss for the nine months ended September 30, 2021 was due to realized foreign exchange losses.

Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the nine months ended September 30, 2022, we had fees recorded through revenues of $33.5 million as compared to $25.4 million from the same period in 2021. During the nine months ended September 30, 2022, we had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from growth in our European industrial platform and Western United States multifamily separate accounts. There was also an increase in AUM in our global real estate debt platform. Performance fees are recorded as part of income from unconsolidated investments as discussed below.
Loans and other income increased to $8.0 million during the nine months ended September 30, 2022 as compared to $6.2 million for the same period in 2021. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform over the last year and increases in interest rates on variable loans in the platform.
    Expenses increased to $48.0 million for the nine months ended September 30, 2022 as compared to $31.2 million during the prior period. The increase compared to the prior period was primarily due to the Co-Investment segment had more compensation allocated in the current period as it was a bigger driver of the Company's operating performance in the current year as compared to the prior period.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the nine months ended September 30, 2022 and the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
Revenue
Rental	$167.8	$126.0
Sale of real estate	50.4	34.2
Total revenue	218.2	160.2

Fair value/other adjustments	74.9	109.1
Performance allocations	0.5	62.0

Gain (loss) on sale of real estate, net	4.9	(3.1)

Expenses
Rental	49.6	38.1
Cost of real estate sold	39.4	31.4
Depreciation and amortization	2.9	4.5
Total expenses	91.9	74.0

Interest expense	(42.9)	(27.9)
Other loss	(13.4)	(12.4)
Provision for income taxes	(1.9)	—
Income from unconsolidated investments	$148.4	$213.9

The decrease in income from unconsolidated investments is primarily due to the following:
Valuations of our market rate multifamily assets globally and industrial assets in the United Kingdom were at historic levels at the end of 2021 and into the first quarter of 2022, and we have started to see this pull back slightly with cap rate expansion which led to fair value losses on real estate during the nine months ended September 30, 2022. We also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the euro and the GBP were at historically low levels against the U.S. Dollar. These fair value losses were offset by fair value gains on our affordable rate multifamily properties in our VHH platform due to increased NOI at the properties.
Fair value losses on real estate were offset by fair value gains on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market driven by recent rate increases implemented by the Federal Reserve and the ECB. We also had fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates.
Our investment in VHH had significant fair value gains for the nine months ended September 30, 2022 due to gains on its fixed rate property loans and increases in NOI at the properties. VHH does not have a performance allocation structure associated with the investment which drove performance allocations being lower in relation to fair value gains.
During the nine months ended September 30, 2022, we recorded a $0.5 million increase in the accrual for performance allocations relating to our commingled funds and separate account investments. During the nine months ended September 30, 2022, we had realized performance fees of $6.8 million relating to the sale of two multifamily properties in the Western United States. The $6.8 million of realized performance fees includes $3.6 million of performance fees that had been accrued in prior periods.
During the nine months ended September 30, 2021, we had fair value gains primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in our market rate fair value multifamily assets in the Western United States. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data. NOI increases and cap rate compression had similar impacts to the increase in fair values. We also had fair value gains due to resyndications and cap rate compression in our VHH portfolio and fair value increases in our retained unconsolidated investment interest in the Zonda business from Meyers Research after our sale of that business in 2018. There were higher gains from sales on homes at our Kohanaiki development project for the nine months ended September 30, 2021 due to an increased volume of sales.
During the nine months ended September 30, 2021, we had $62.0 million increase in the accrual for performance fees relating to our commingled funds and a separate account investment. The increase in the accrual is due to higher fair values on market rate multifamily properties as discussed above and UK industrial assets in commingled funds and separate account investments that we manage. We had $9.6 million of realized performance fees collected during the nine months ended September 30, 2021 from a separate account that held office properties in the Seattle area that fully disposed of all its assets in the third quarter of 2021.
    Corporate
Expenses decreased to $45.3 million for the nine months ended September 30, 2022 as compared to $51.0 million for the nine months ended September 30, 2021 due to lower discretionary bonus compensation expense for the nine months ended September 30, 2022.
    Interest expense was $68.0 million for the nine months ended September 30, 2022 as compared to $51.4 million for the same period in 2021. For the nine months ended September 30, 2022 we had higher corporate debt balances outstanding due to higher average balance outstanding on our credit facility and senior note issuances in during 2021 which lead to an increase in interest expense. The increase in the senior notes balance is due to the payoff of the KWE Bonds during the nine months ended September 30, 2021. See discussion in Consolidated segment above.
The $26.5 million loss on the early extinguishment of debt for the nine months ended September 30, 2021 is due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the current period.
Other income increased to $16.4 million for the nine months ended September 30, 2022 as compared to other loss of $0.4 million for the same period in 2021. We had mark to market fair value gains on interest rate caps that the Company bought to hedge its variable rate interest rate exposure during the nine months ended September 30, 2022.

Our income tax expense was $22.5 million for the nine months ended September 30, 2022 as compared to income tax expense of $98.2 million in 2021. The decrease in income tax expense is primarily attributable to a $305.1 million decrease in worldwide pre-tax book income in 2022 as compared to the same period in the prior year. Our effective tax rate for the nine months ended September 30, 2022 was 26.4% as compared to an effective tax rate of 25.2% in 2021. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom, offset by tax benefits from the partial release of the valuation allowance against our deferred tax assets associated with our excess tax basis in UK real estate assets and our excess tax basis in our investment in KWE. During the nine months ended September 30, 2022, our net deferred tax asset (and associated valuation allowance) related to our excess tax basis in the legacy UK real estate assets decreased due to deferred tax liabilities assumed in connection with the acquisition of Waverly Gate as the assumed deferred tax liabilities provided a source of future taxable income to partially support the realization of our legacy UK excess tax basis deferred tax asset. In addition, through September 30, 2022, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased due to book gains but tax losses realized on the sale of real estate and from book fair value gains not recognized for tax. The effective tax rate for 2021 exceeded the statutory tax rate due to non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$42.2	$275.7
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(145.7)	(50.3)
Amounts reclassified out of accumulated other comprehensive loss during the period	(0.8)	2.2
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	60.0	46.0
Unrealized income on interest rate swaps	5.2	2.1
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(39.1)	$275.7

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2022 and 2021 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2022	2021
Euro	(13.9)%	(5.3)%
GBP	(17.6)%	(1.5)%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the nine months ended September 30, 2022 and 2021 was loss of $39.1 million and income of $275.7 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the euro and the GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from interest rate hikes.
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

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common stock and preferred stock shareholders, interest on our unsecured corporate debt, revolving credit facility (when applicable) and property level mortgages, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate as well as availability on our revolving credit facility. As of September 30, 2022, we and our consolidated subsidiaries had $420.3 million ($239.4 million of which is in foreign currencies of the euro or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $111.5 million and had $300.0 million of availability under our revolving credit facility ($200 million outstanding as of September 30, 2022). As of September 30, 2022, we have $22.4 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
In May 2022, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the nine months ended September 30, 2022, the Company did not issue any shares under our ATM Program.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of September 30, 2022, we had 2,220 multifamily units, 0.4 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.1 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2022, we had incurred $685.0 million of costs to date and expect to spend an additional $436.0 million to develop to completion or complete the entitlement process on these projects. Of the $436.0 million of remaining costs to complete, we currently expect $164.0 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 2,146 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $32.5 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Nor. California	Multifamily	38° North Phase II(5)	Under Construction	2023	2024	—	172	73	23	50
Nor. California	Multifamily	38° North Phase III(5)	In Planning	2023	2024	—	30	13	—	13
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	2024	7,000	287	68	52	16
Mountain West	Multifamily	Dovetail(5)	Under Construction	2023	2024	—	240	56	28	28
Mountain West	Multifamily	Oxbow(6)	Under Construction	2023	2024	—	268	41	18	23
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2023	2024	—	210	60	14	46
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	2024	—	471	120	101	19
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2024	395,000	—	146	90	56
Ireland(3)	Mixed-Use	The Cornerstone(6)	Under Construction	2024	2025	20,000	232	62	28	34
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	2024	—	150	343	282	61
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	2025	—	310	112	22	90
So. California	Multifamily	Thousand Oaks(5)	In Planning	TBD	TBD	—	TBD	TBD	9	TBD
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	—	TBD	TBD	18	TBD
	Total					422,000	2,370	$1,094	$685	$436
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored, totaling 0.4 million commercial sq. ft.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $164 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.02 = $1 USD and £0.90 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have six assets that comprise 0.8 million commercial square feet that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $25.5 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)
2023
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	$0.1
Maidenhead	Consolidated	United Kingdom(2)	Office	100%	1	65,000	—	—
The Oaks	Consolidated	Southern California	Office	100%	1	357,000	65	6.7
Hamilton Landing H7	Consolidated	Northern California	Office	100%	1	61,000	—	5.8
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	33	12.9
		Total Lease-Up			6	818,000	40%	25.5
Note: The table above excludes minority-held investments and three wholly-owned assets expected to sell, 1.0 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.02 = $1 USD and £0.90 = $1 USD

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of September 30, 2022, we had $144.8 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the nine months ended September 30, 2022 and 2021 the Company recognized $6.9 million and $8.2 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the nine months ended September 30, 2022, the Company accrued $3.2 million of performance allocation expense related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net cash used in operating activities	$(4.7)	$(84.7)
Net cash used in investing activities	(358.8)	(680.3)
Net cash provided by financing activities	307.3	644.8
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $4.7 million and $84.7 million for the nine months ended September 30, 2022 and 2021, respectively. The change was due to higher interest expense for nine months ended September 30, 2021 from premiums and accrued interest paid associated with repayment of the 2024 Notes and portion of the KWE Bonds.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash used in investing activities totaled $358.8 million for the nine months ended September 30, 2022. We received $267.7 million from the sale of non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States. We received $142.0 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds and financing distributions from multifamily properties in Ireland. Our share of new loans issued as part of our global debt platform were $39.0 million and we received $28.4 million of proceeds from repayments on loans issued. During the nine months ended September 30, 2022 we acquired $408.5 million of consolidated real estate assets including Waverly Gate an office building in Scotland and four multifamily properties in the Mountain West. We spent $109.3 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $327.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform, commingled funds and Western United States multifamily separate accounts.
    Net cash used in investing activities totaled $680.3 million for the nine months ended September 30, 2021. We received $472.3 million from the sale of MF seed portfolio and Friars Bridge Court, an office building in the United Kingdom. During the nine months ended September 30, 2021 we acquired $876.1 million of consolidated real estate assets including Embassy Gardens an office building in London, three multifamily properties in Boise, Idaho and one multifamily property in New Mexico. We spent $101.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We received $55.0 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds, refinancing and resyndications with our VHH portfolio and a partial redemption of a hedge fund investment. We also contributed $178.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our UK industrial platform. Our share of new loans issued as part of our global debt platform were $64.3 million and we received $43.0 million of proceeds from the sale of a portion of existing loans to equity partners and repayments on loans issued.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $307.3 million for the nine months ended September 30, 2022. The Company received net proceeds of $297.3 million from the issuance of its cumulative perpetual preferred stock and warrants to Fairfax. We drew $425.0 million on our revolving line of credit and repaid $300.0 million on our revolving line of credit during the nine months ended September 30, 2022. Kennedy Wilson received proceeds of $383.5 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $336.9 million of mortgage debt. During the nine months ended September 30, 2022, we paid common dividends of $101.8 million and preferred dividends of $18.0 million and we repurchased $31.2 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At September 30, 2022, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$3,028.6	$1.8	$839.0	$917.9	$1,269.9
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	200.0	—	200.0	—	—
KWE Unsecured bonds(4) (5)	538.7	—	538.7	—	—
Total borrowings	5,567.3	1.8	1,577.7	917.9	3,069.9
Operating leases	1.4	0.3	0.9	0.2	—
Ground leases(8)	27.1	—	0.6	0.2	26.3
Total contractual cash obligations(7)	$5,595.8	$2.1	$1,579.2	$918.3	$3,096.2
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $33.3 million; 1-3 years - $366.8 million; 4-5 years - $136.0 million; After 5 years - $115.7 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2022.
(2) Excludes $0.4 million of net unamortized debt discount on mortgage debt.
(3) Excludes $3.6 million of net unamortized debt premium on senior notes.
(4) Excludes $41.7 million of unamortized loan fees.
(5) Excludes $1.5 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $2.1 million; 1-3 years - $1,548.6 million; 4-5 years - $914.2 million; After 5 years - $3,039.5 million.
(7) Table above excludes $167.2 million unfulfilled capital commitments to our unconsolidated and fund investments and $17.7 million to our loan investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
(9) Principal debt payments include the effect of extension options.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 notes, 2030 notes and 2031 notes included in the Company's consolidated balance sheets was $601.8 million, $600.0 million and $601.8 million at September 30, 2022.
    KWE Senior Notes Payable
    As of September 30, 2022, KWE has notes outstanding ("KWE Notes") of $538.7 million (based on September 30, 2022 rates) (€550 million). The KWE Notes were issued at a discount and have a carrying value of $537.2 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.
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

    The Company has $200.0 million outstanding on the Second A&R Facility with $300.0 million available to be drawn as of September 30, 2022.
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
    The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2022, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
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
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of September 30, 2022, the Company was in compliance with these covenants.

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
    As of September 30, 2022, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of September 30, 2022, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $142.9 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of September 30, 2022, we had unfulfilled capital commitments totaling $167.2 million to our joint venture investments and $17.7 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $93.5 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2022 dated back through 2018.

	Three Months Ended September 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$23.6	$72.5	$(19.7)	$19.4	$12.9
Non-GAAP Adjustments
Add back:
Interest expense	57.1	45.3	50.8	51.8	55.2
Loss on early extinguishment of debt	1.3	—	—	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	16.6	11.2	7.5	7.7	7.1
Depreciation and amortization	46.1	39.2	44.3	46.4	51.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	1.1	1.7	2.1	3.4
Provision for (benefit from) from income taxes	13.9	30.6	(12.8)	10.2	6.9
Kennedy Wilson's share of taxes included in unconsolidated investments	1.9	—	—	—	—
Share-based compensation	7.3	6.9	7.6	6.3	9.2
EBITDA attributable to noncontrolling interests	(2.7)	(4.1)	(3.1)	(1.4)	(4.3)
Adjusted EBITDA(1)	$165.9	$202.7	$76.3	$142.5	$141.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$62.7	$292.1	$(64.7)	$162.2	$179.2
Non-GAAP Adjustments
Add back:
Interest expense	160.8	141.4	150.0	162.8	181.3
Loss on early extinguishment of debt	2.4	38.6	1.3	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	43.0	28.0	24.7	23.6	18.3
Depreciation and amortization	132.7	125.3	135.1	141.7	158.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.8	4.2	5.2	6.4	10.0
Provision for (benefit from) income taxes	22.5	98.2	(10.3)	35.1	33.7
Kennedy Wilson's share of taxes included in unconsolidated investments	1.9	—	1.1	—	—
Share-based compensation	21.7	21.9	24.5	23.9	27.9
EBITDA attributable to noncontrolling interests	(6.1)	(9.2)	(5.8)	(105.7)	(74.1)
Adjusted EBITDA(1)	$444.4	$740.5	$261.1	$450.0	$535.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$23.6	$72.5	$(19.7)	$19.4	$12.9
Non-GAAP adjustments:
Add back:
Depreciation and amortization	46.1	39.2	44.3	46.4	51.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	1.1	1.7	2.1	3.4
Share-based compensation	7.3	6.9	7.6	6.3	9.2
Preferred dividends	(7.9)	(4.3)	(4.3)	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(1.2)	(3.5)	(2.3)	(0.3)	(2.9)
Adjusted Net Income(1)	$68.7	$111.9	$27.3	$73.9	$74.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	2020	2019	2018
Net income (loss)	$62.7	$292.1	$(64.7)	$162.2	$179.2
Non-GAAP adjustments:
Add back:
Depreciation and amortization	132.7	125.3	135.1	141.7	158.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.8	4.2	5.2	6.4	10.0
Share-based compensation	21.7	21.9	24.5	23.9	27.9
Preferred dividends	(21.0)	(12.9)	(12.9)	—	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(3.4)	(7.1)	(3.1)	(101.4)	(67.6)
Adjusted Net Income(1)	$195.5	$423.5	$84.1	$232.8	$308.2
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2022	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$23.6	$12.3	$62.7	$148.4
Add: Provision for income taxes	13.9	1.9	22.5	1.9
Less: Income from unconsolidated investments	(12.3)	—	(148.4)	—
Less: Gain on sale of real estate, net	(37.0)	(4.9)	(50.8)	(4.9)
Add: Interest expense	57.1	16.4	160.8	42.9
Add: Loss on early extinguishment of debt	1.3	—	2.4	—
Less: Other (income) loss	(36.7)	4.1	(46.1)	13.4
Less: Sale of real estate	—	(15.3)	—	(50.4)
Less: Investment management and property services	(11.7)	18.0	(34.8)	(0.5)
Less: Loans and other	(3.0)	—	(8.0)	—
Add: Cost of real estate sold	—	11.0	—	39.4
Add: Compensation and related	26.5	—	82.0	—
Add: Share-based compensation	7.3	—	21.7	—
Add: Performance allocation expense	(6.6)	—	3.2	—
Add: General and administrative	9.2	—	26.5	—
Add: Depreciation and amortization	46.1	0.9	132.7	2.9
Less: Fair value adjustments	—	(4.7)	—	(74.9)
Less: NCI adjustments	(1.9)	—	(4.8)	—
Net Operating Income	$75.8	$39.7	$221.6	$118.2

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$72.5	$143.1	$292.1	$213.9
Less: Provision for income taxes	30.6	—	98.2	—
Less: Income from unconsolidated investments	(143.1)	—	(213.9)	—
Less: Gain on sale of real estate, net	(15.0)	—	(417.0)	3.1
Add: Interest expense	45.3	11.2	141.4	27.9
Add: Loss on early extinguishment of debt	—	—	38.6	—
Less: Other (income) loss	(0.3)	5.0	3.7	12.4
Less: Sale of real estate	—	(15.1)	—	(34.2)
Less: Loans and other	(2.4)	—	(6.2)	—
Less: Investment management and property services	(9.7)	(46.3)	(27.1)	(62.0)
Add: Cost of real estate sold	—	14.4	—	31.4
Add: Compensation and related	30.4	—	98.4	—
Add: Share-based compensation	6.9	—	21.9	—
Add: Performance allocation expense	2.9	—	3.2	—
Add: General and administrative	8.9	—	24.7	—
Add: Depreciation and amortization	39.2	1.2	125.3	4.5
Less: Fair value adjustments	—	(78.9)	—	(109.1)
Less: NCI adjustments	(1.6)	—	(4.9)	—
Net Operating Income	$64.6	$34.6	$178.4	$87.9

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(19.7)	$14.9	$(64.7)	$45.0
Add: Provision for income taxes	(12.8)	—	(10.3)	1.0
Less: Income from unconsolidated investments	(14.9)	—	(45.0)	—
Less: Gain on sale of real estate, net	(4.0)	6.7	(47.7)	7.3
Add: Interest expense	50.8	7.5	150.0	24.8
Add: Loss on early extinguishment of debt	—	—	1.3	—
Less: Other loss	0.7	5.0	2.9	9.8
Less: Sale of real estate	—	(0.4)	—	(3.2)
Less: Loans and other	(1.3)	—	(1.5)	—
Less: Investment management and property services	(8.9)	1.3	(25.2)	2.5
Add: Cost of real estate sold	—	0.5	—	4.3
Add: Compensation and related	18.7	—	60.4	—
Add: Share-based compensation	7.6	—	24.5	—
Add: Performance allocation expense	—	—	0.2	—
Add: General and administrative	8.6	1.7	26.1	—
Add: Depreciation and amortization	44.3	—	135.1	5.1
Less: Fair value adjustments	—	(13.4)	—	(20.1)
Less: NCI adjustments	(1.5)	—	(4.8)	—
Net Operating Income	$67.6	$23.8	$201.3	$76.5

2019	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net Income	$19.4	$84.0	$162.2	$131.6
Add: Provision for income taxes	10.2	—	35.1	—
Less: Income from unconsolidated investments	(84.0)	—	(131.6)	—
Less: Gain on sale of real estate, net	(6.3)	(51.1)	(252.4)	(53.5)
Add: Interest expense	51.8	7.7	162.8	23.8
Less: Other loss	5.2	2.4	9.4	4.8
Less: Sale of real estate	—	(5.4)	(1.1)	(20.8)
Less: Investment management and property services	(9.6)	(17.6)	(27.3)	(25.0)
Add: Cost of real estate sold	—	5.1	1.2	19.3
Add: Compensation and related	29.3	—	84.0	—
Add: Share-based compensation	6.3	—	23.9	—
Add: Performance allocation expense	—	—	—	—
Add: General and administrative	8.4	—	30.2	—
Add: Depreciation and amortization	46.4	2.1	141.7	6.4
Less: Fair value adjustments	—	(7.4)	—	(30.8)
Less: NCI adjustments	(1.9)	—	(8.0)	—
Net Operating Income	$75.2	$19.8	$230.1	$55.8

2018	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$12.9	$24.0	$179.2	$60.9
Add: Provision for income taxes	6.9	—	33.7	—
Less: Income from unconsolidated investments	(24.0)	—	(60.9)	—
Less: Gain on sale of real estate, net	(39.4)	(0.4)	(304.2)	(2.4)
Add: Interest expense	55.2	7.2	181.3	18.6
Less: Other (income) loss	(1.9)	(0.5)	(9.4)	1.3
Less: Sale of real estate	(6.5)	(4.7)	(48.7)	(10.9)
Less: Loans and other	—	—	—	—
Less: Investment management and property services	(12.4)	(7.6)	(34.8)	(24.8)
Add: Cost of real estate sold	5.8	4.5	45.6	10.3
Add: Compensation and related	32.1	—	94.9	—
Add: Share-based compensation	6.2	—	27.9	—
Add: Performance allocation expense	—	—	—	—
Add: General and administrative	11.7	—	36.6	—
Add: Depreciation and amortization	51.5	3.5	158.7	10.2
Less: Fair value adjustments	—	(10.1)	—	(20.5)
Less: NCI adjustments	(3.6)	—	(16.0)	—
Net Operating Income	$94.5	$15.9	$283.9	$42.7
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$110.9	$110.9	$96.1	$96.1
Hotel Revenues	14.0	14.0	6.2	6.2
Rental (Expenses)	—	(38.6)	—	(32.4)
Hotel (Expenses)	—	(8.6)	—	(3.7)
Consolidated Total	124.9	77.7	102.3	66.2
Less: NCI adjustments (1)	(2.1)	(1.1)	(3.1)	(1.7)
Add: Unconsolidated investment adjustments (2)	37.2	26.7	35.4	25.7
Add: Straight-line and above/below market rents	(1.0)	(1.0)	0.3	0.3
Less: Reimbursement of recoverable operating expenses	(7.3)	—	(6.6)	—
Less: Properties bought and sold (3)	(16.5)	(9.9)	(4.3)	(2.1)
Less: Other properties excluded (4)	(29.5)	(15.9)	(22.6)	(13.7)
Other Reconciling Items (5)	(2.0)	(1.3)	(4.1)	(3.2)
Same Property	$103.7	$75.2	$97.3	$71.5

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$28.6	$24.9	$27.8	$24.5
Multifamily Market Rate Portfolio - Same Property	62.3	41.5	57.4	38.6
Multifamily Affordable Portfolio - Same Property	12.8	8.8	12.1	8.4
Same Property	$103.7	$75.2	$97.3	$71.5

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$324.4	$324.4	$279.7	$279.7
Hotel Revenues	33.2	33.2	9.2	9.2
Rental (Expenses)	—	(110.7)	—	(97.8)
Hotel (Expenses)	—	(20.5)	—	(7.8)
Consolidated Total	357.6	226.4	288.9	183.3
Less: NCI adjustments (1)	(6.7)	(3.6)	(6.5)	(3.7)
Add: Unconsolidated investment adjustments (2)	103.2	74.1	96.6	69.0
Add: Straight-line and above/below market rents	(2.9)	(2.9)	0.8	0.8
Less: Reimbursement of recoverable operating expenses	(20.9)	—	(16.6)	—
Less: Properties bought and sold (3)	(64.7)	(45.7)	(44.2)	(27.1)
Less: Other properties excluded (4)	(83.3)	(45.5)	(53.5)	(30.2)
Other Reconciling Items (5)	(8.1)	(5.1)	(8.9)	(6.4)
Same Property	$274.2	$197.7	$256.6	$185.7

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Office - Same Property	$75.4	$63.8	$75.3	$64.5
Multifamily Market Rate Portfolio - Same Property	163.8	109.9	148.2	98.2
Multifamily Affordable Portfolio - Same Property	35.0	24.0	33.1	23.0
Same Property	$274.2	$197.7	$256.6	$185.7
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2022, 78% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 0% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $5.4 million increase in interest expense or $13.8 million of interest expense savings during 2022 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.19% and approximately 1.7 years, respectively, as of September 30, 2022.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2022. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2022. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	As of September 30, 2022
Interest rate sensitive assets
Cash and cash equivalents	$420.3	$—	$—	$—	$—	$—	$420.3	$420.3
Average interest rate	0.05%	—%	—%	—%	—%	—%	0.05%	—
Fixed rate receivables	2.0	6.9	—	8.8	—	8.1	25.8	25.8
Average interest rate (1)	4.50%	6.77%	—%	6.87%	—%	7.35%	5.69%	—
Variable rate receivables	17.0	23.7	48.1	28.3	—	0.8	117.9	117.9
Average interest rate	5.70%	9.90%	8.53%	8.34%	—%	4.90%	6.95%	—
Total	$439.3	$30.6	$48.1	$37.1	$—	$8.9	$564.0	$564.0
Weighted average interest rate	0.29%	9.20%	8.53%	7.99%	—%	7.13%	1.75%
Interest rate sensitive liabilities
Variable rate borrowings	$195.8	$—	$—	$323.5	$303.1	$395.0	$1,217.4	$1,217.4
Average interest rate	3.05%	—%	—%	4.95%	4.12%	4.42%	4.23%	—
Fixed rate borrowings	63.4	152.8	38.7	919.7	242.4	2,932.9	4,349.9	3,623.3
Average interest rate	5.63%	2.91%	3.99%	3.40%	3.55%	4.33%	3.86%	—
Total	$259.2	$152.8	$38.7	$1,243.2	$545.5	$3,327.9	$5,567.3	$4,840.7
Weighted average interest rate	3.68%	2.91%	3.99%	3.80%	3.86%	4.34%	3.94%
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
    The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and GBP. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income unless and until the Company substantially liquidates underlying investments.
    Approximately 37% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of September 30, 2022, we have hedged 88% of the net asset carrying value of our euro denominated investments and 86% of the net asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $28.8 million or decrease by $30.8 million, respectively. If rates increase or decrease by 10% we would have an increase of $57.6 million and a decrease of $57.5 million, respectively.

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
Item 1A.    Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our Annual Report on Form 10-K for the year ended December 31, 2021, except for the following updates:

The success of our business is significantly related to general economic conditions and the real estate industry, and, accordingly, our business could be harmed by an economic slowdown, recession and downturn in real estate asset values, property sales and leasing activities.

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and primarily depends on the condition of the economy in the United States, United Kingdom, Ireland and, to a lesser extent, Spain and Italy, as a whole and on the perceptions of investors on the overall economic outlook. In each of the markets in which we operate, rising interest rates, foreign currency fluctuations, inflation, declining demand for real estate, declining real estate values, potentially declining employment levels, periods of general economic slowdown and recession fears, or the perception that any of these events may continue or worsen, have negatively impacted the real estate market and our operating performance. The economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, which have increased with the rapid rise of interest rates in response to high inflation, real estate taxes and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Although current general macroeconomic conditions, globally and locally in the United States and in other countries in which we conduct business, remain volatile and uncertain, we continue to evaluate the extent to which each factor may impact our business, financial condition and results of operations.

We are typically active in many real estate transactions. The current high interest rates and inflationary pressures in our markets, however, has led to a general decrease in transactional activity, leading to lower levels of gains recognized and cash generated to reinvest in our business. Previous recessions and downturns in the real estate market have resulted in and may result in:
•a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;
•a general decline in demand for new office space and commercial real estate;
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

In addition to economic conditions, the real estate industry is also susceptible to societal trends among certain types of tenants, which may lead to an increase or decrease in demand for certain of our assets. Currently, there is a notable trend among certain influential commercial tenants (including some of our tenants) of maintaining COVID-19 pandemic-driven hybrid work schedules, remote workforces and/or reducing the overall size of their workforce in response to the macroeconomic conditions discussed above, leading to a decrease in demand for office and industrial space. Such large commercial tenants’ policies are generally widely publicized and discussed, potentially influencing other commercial tenants to follow suit. Decreased demand for office space, either due to hybrid or remote workforces or reductions in tenants’ workforces, may impact our prospective or current commercial tenants’ ability or willingness to enter into, maintain or renew their leases for certain office space, which may have an adverse effect on our business and results of operations.

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions” under the caption "Item 1A. Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, due to, among other things, a decrease in transactional activity and the macroeconomic conditions discussed above, we may become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations or our credit ratings. A downgrade in our credit ratings may further limit our ability to access capital markets. Any of these factors could lead to a significant deterioration of our business, and we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock or preferred stock dividends. Please also see “Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations” below.

Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations.

The credit markets are experiencing significant price volatility, dislocations and liquidity disruptions. These circumstances have, and may continue to, materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, unavailable, even for companies that are otherwise qualified to obtain financing. As of November 2, 2022, the Federal Reserve has raised its target range for the federal funds rate by 75 basis points to 3.75% to 4.00%, the fourth 75 basis point raise in five months and a 375 basis points increase since March 2022, and it has indicated it is likely to continue to raise the rate to a peak level of 4.60% in 2023 in order to curtail high inflation. Volatility and uncertainty in the credit markets, including increasing interest rates, have increased the cost of borrowing, on both a corporate and property level, and may negatively impact our ability to access future additional financing for our capital needs or refinance or extend our existing debt on favorable terms, if at all. A prolonged downturn in the financial markets or recession, either globally or locally in the United States or in other countries in which we conduct business, may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Disruptions in the credit markets may also adversely affect our business of providing investment management services to our limited partners in our commingled funds and joint venture partners, which would lead to a decrease in the performance allocations we generate.

Additionally, our primary market risk exposure relates to fluctuations in market interest rates on investment mortgages and debt obligations, specifically short-term borrowings. To attempt to minimize our overall cost of debt, we have established an interest rate management policy to maintain a combination of variable and fixed rate debt and as of September 30, 2022, 78% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 0% is floating rate without interest caps and 55% of our share unconsolidated mortgages was fixed rate, 34% was floating rate with interest caps and 11% was floating rate. We also hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations and we have purchased interest rate caps to limit the amount that interest expense can increase with rate increases. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $5.4 million increase in interest expense or $13.8 million of interest expense savings during 2022 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.19% and approximately 1.7 years, respectively, as of September 30, 2022. If the market interest rates continue to increase, our cash flow and results of operations will be adversely affected and we may need to adjust our interest rate management policy, either or both of which may adversely affect our business, financial condition, liquidity and results of operations.

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. Our ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, and could increase the interest rates of, and require more onerous terms for, any future borrowings, and could also cause a decline in the market price of our common stock. Please also see “The success of our business is significantly related to general economic conditions and the real estate industry, and, accordingly, our business could be harmed by an economic slowdown, recession and downturn in real estate asset values, property sales and leasing activities” above.

Inflation may adversely affect our financial condition and results of operations.

Recently, inflation has increased to its highest level in decades. Over the last twelve months ending September 2022, the consumer price index rose by approximately 8.2%, before seasonal adjustment, in the United States and 10.1% in the United Kingdom, and the annual inflation rate in the euro area was 9.9% in September 2022.

High inflation has led to rapidly rising interest rates, the effects of which are discussed throughout this report. Increasing inflation could also, among other things, have an adverse impact on our floating rate mortgages and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. During times where inflation is increasing at a greater rate than the increases in rent provided by our leases, our rent levels will not keep up with the costs associated with rising inflation. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. Additionally, we may face decreased demand for our office and industrial assets as inflationary pressures continue to rise from certain of our prospective or current retail, ecommerce or manufacturing-based commercial tenants, who are generally more sensitive to inflation and consumer demand. Further, increased inflation, in addition to other geopolitical and related economic factors such as the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, have resulted in energy shortages and a material increase of energy prices in the markets in which we operate, primarily in Europe, which are expected to drive up inflation. In the United States, the energy index increased 19.8% for the twelve months ending September 31, 2022 and on October 1, 2022 the United Kingdom’s previously announced new price cap for energy bills took effect, which is expected to increase United Kingdom residents’ annual household energy bills by an additional 80%. Although there are ongoing discussions of governmental intervention, energy shortages and rising energy costs may negatively impact both us and our tenants’ operations and financial condition, especially in Europe. In addition, substantial inflationary pressures could have a negative impact on certain real estate assets, including, without limitation, development projects that do not have guaranteed, or fixed price, contracts and real estate assets with long-term leases that do not provide for short-term rent increases. Although we continue to seek investments in markets where we see opportunities for stronger relative growth, including multifamily assets with leases that have an initial term of 12 months or less, and continue to work to manage cost overrun risks for our development and redevelopment projects with detailed architectural plans, guaranteed, or fixed price, contracts and close supervision by expert Company executives and personnel, if we are unable to execute our business strategy or if there is a substantial increase in inflation, such circumstances could adversely affect our financial condition, liquidity, results of operations and prospects.

Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments.

As of September 30, 2022, approximately $2.0 billion, or approximately 93% of our unconsolidated investments and approximately 25% of our total assets, were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

We utilize a mix of independent third party appraisals and discounted cash flows to estimate fair market value. The discounted cash flow models estimate future cash flows (including terminal values) and discount those cash flows back to the current period. Estimating fair values using any valuation methodology is inherently uncertain and involves a significant number of assumptions. Furthermore, any changes in the underlying assumptions, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, as a result of, without limitation, economic and market volatility due to recessionary fears and pressures from high levels of inflation, central banks raising interest rates to curtail high inflation, currency fluctuations and the COVID-19 pandemic, could significantly affect the fair value estimates. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reported earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize.

Our revenues and earnings may be materially and adversely affected by fluctuations in foreign currency exchange rates due to our international operations.

Our revenues from foreign operations have been primarily denominated in the local currency where the associated revenues were earned. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operational results and cash flows of our subsidiaries into U.S. Dollars for consolidated reporting. To date, our foreign currency exposure has been limited to the GBP and the euro. Recent volatility in currency exchange rates have led to fluctuations in our earnings because of corresponding fluctuations in the GBP and euro currency exchange rates. The GBP dropped to a record low of $1.07 against the U.S. Dollar in September 2022 after the United Kingdom government announced a new economic plan that has since been abandoned. Although the GBP has rallied in recent weeks, it remains historically weak against the U.S. Dollar, primarily due to the recent macroeconomic conditions and lingering effects of Brexit, dropping to $1.13, as of September 30, 2022, as compared to $1.33 as of December 31, 2021. Similarly, the euro hit a two-decade low of $0.99 against the U.S. Dollar in August 2022 and continued to trend down to a low of $0.96 on September 27, 2022. As of September 30, 2022, the euro slightly improved to $0.98 against the U.S. Dollar, but it is still below its rate of $1.14 as of December 31, 2021.

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

Economic and social volatility and geopolitical instability outside of the United States due to large-scale conflicts, including warfare among countries, may adversely impact us, the United States, and global economies.

From time to time, tensions between countries may erupt into warfare and may adversely affect neighboring countries and those who conduct trade or foreign relations with those affected regions. Such acts of war may cause widespread and lingering damage on a global scale, including, but not limited to: (i) safety and cyber security, (ii) the economy, and (iii) global relations.

In February 2022, Russia invaded Ukraine following years of strained diplomatic relations between the two countries. In response to the invasion and ensuing war, many countries, including the United States, imposed significant economic and other sanctions against Russia. The war has created a refugee crisis in Europe and has inflicted significant damage to Ukraine’s infrastructure and economy. Both countries’ economies may be significantly affected, which may also adversely impact the global economy, including that of the United States. Further, Russia has launched an onslaught of cyberwarfare against Ukraine following its invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the United States and the EU.

Russia is also a large supplier of natural gas and oil, particularly to European countries. In retaliation for sanctions imposed on Russia, Russia has drastically reduced its supply of natural gas to Europe. The reduction in supply of natural gas has led to energy shortages in Europe, resulting in increased energy costs both in Europe and globally and may exacerbate inflationary pressures on the global economy.

International sanctions against Russia have led to many nations in the EU, the United States and Canada closing their airspace to Russia, with Russia retaliating by restricting its airspace to these nations and their allies, resulting in increased transport costs and logistical challenges for shipment of goods, which have exacerbated an already strained global supply chain previously disrupted by the COVID-19 pandemic. The rising costs and uncertain supply of commodities, coupled with additional pressure on supply chains, may lead to increases in operating expenses, construction costs and wages in the near term, as discussed in this report. These factors may also continue to drive inflation upward, creating further economic uncertainty and loss of investor confidence, which may also negatively impact the capital markets, investments and asset prices.

The Biden administration has cautioned Americans on the possibility of Russia targeting the U.S. with cyber attacks in retaliation for sanctions that the United States has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. It is yet unknown whether Russia will be successful in breaching our network defenses, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of our tenants, communities, and business partners. Please also see Part I. Item 1A Risk Factors of our Annual Report on Form 10-K.

The scale and extent of the impact from the Russia-Ukraine war are not yet fully known. Disruption, instability, volatility, and decline in economic activity, regardless of where it occurs, whether caused by acts of war, other acts of aggression, or terrorism, could in turn also harm the demand for, the safety of, and the value of our properties. As a result of the factors discussed above, we may be unable to operate our business as usual, which may adversely affect our cash flows, financial condition, and results of operations.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
July 1 - July 31, 2022	—	$—	23,388,073	$144,754,285
August 1 - August 31, 2022	—	—	23,388,073	144,754,285
September 1 - September 30, 2022	—	—	23,388,073	144,754,285
Total	—	$—	23,388,073	$144,754,285
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
Item 6.Exhibits

Exhibit No.	Description	Location

10.1	Letter Agreement, dated as of August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Life Benefit Live Insurance Company.	Incorporated by reference to Exhibit 10.4 of Kennedy-Wilson Holdings, Inc.’s quarterly report on Form 10-Q (File No. 001-33824) filed on August 5, 2022

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 3, 2022	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)