Form 10-K
period 2022-12-31
Kennedy-Wilson Holdings, Inc.
filed 2023-02-22
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Based on the last sale at the close of business on June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,966,551,848.

The number of shares of common stock outstanding as of February 21, 2023 was 137,967,125.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 8, 2023, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

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

PART I

Item 1.    Business
Company Overview
Kennedy Wilson is a global real estate investment company. We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating long-term risk-adjusted returns for our shareholders and partners. For the year ended December 31, 2022, our 230 employees managed a total of $23.0 billion of Real Estate Assets Under Management ("AUM"), which includes 37,781 multifamily units (including 4,994 units under lease up or in process of being developed), 11.7 million office square feet, 10.6 million industrial square feet and 3.9 million retail square feet (including 1.7 million square feet under lease up or in process of being developed), and $2.5 billion of development, residential and other. For the year ended December 31, 2022, the $20.5 billion of operating properties within our AUM as of December 31, 2022 produced total revenue of $1.4 billion (KW's share of which was $706.0 million) compared to $18.7 billion of operating properties as of December 31, 2021 with total revenue of $1.2 billion (KW's share of which was $583.0 million) during the same period in 2021. Our global team, located in offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey, also managed the consummation of $1.9 billion of gross acquisitions and $970.0 million of loan investments (KW's ownership interest of 51% and 5%, respectively) and $1.3 billion of gross dispositions and $412.8 million of loan repayments (KW's ownership interest of 40% and 9%, respectively) during the year ended December 31, 2022.

Our global real estate portfolio is primarily comprised of multifamily communities (57%), commercial properties (39%) and hotel and other properties (4%) based on our share of net operating income ("NOI"). The Western United States represents 61% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California. In Europe, our portfolio is focused in the United Kingdom (16%) and Ireland (21%).

Our investment activities in our Consolidated Portfolio (as defined below) involve ownership of multifamily units, office, retail and industrial space and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including, without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of December 31, 2022, our fee-bearing capital was $5.9 billion and we recognized $44.8 million in recurring investment management fees during the year ended December 31, 2022. In our Co-Investment Portfolio, we are also eligible to earn performance allocations (amounts that are allocated to us on co-investments we manage based on the cumulative performance of the underlying investment). During the year ended December 31, 2022, we had a reversal of $21.1 million in performance allocations that we previously recognized based on the fair value of the underlying investment. Please see “Fair Value Investments” below for a discussion of our assets held at estimated fair value and our methodology with respect to the same. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.

As of December 31, 2022, the following key metrics of our Consolidated and Co-Investment Portfolio are as follows:

	Consolidated	Co-Investments
Multifamily units - market rate	11,475	14,780
Multifamily units - affordable	—	11,526
Office square feet (millions)	4.8	6.9
Industrial square feet (millions)	—	10.6
Retail square feet (millions)	2.5	1.4
Hotels	1	1
Real estate debt investments - 100% (billions)	$—	$2.4
Real estate debt investments - KW Share (millions)	$—	$155.1
Revenues (millions)	$481.8	$276.0
NOI (millions)	$294.2	$157.6
AUM (billions)	$9.2	$13.8
In our Co-Investment Portfolio, 88% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-Investment Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $379.0 million over the next three years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flows from investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.

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

The table below highlights some of the Company's key metrics over the past five years:

	Year Ended December 31,
($ in millions, except fee bearing capital which $ in billions)	2022	2021	2020	2019	2018
Revenue	$540.0	$453.6	$454.0	$569.7	$773.5
Net income to Kennedy-Wilson Holdings Inc. common shareholders	64.8	313.2	92.9	224.1	150.0
Basic income per share	0.47	2.26	0.66	1.60	1.04
Dividends declared per share of common stock	0.96	0.90	0.88	0.85	0.78
Adjusted EBITDA(1)	591.5	927.9	608.0	728.1	712.7
% change	(36.3)%	52.6%	(16.5)%	2.2%	—%
Adjusted Net Income(1)	264.9	509.0	306.9	442.5	397.0
Adjusted Net Income annual increase (decrease)	(48.0)%	65.9%	(31.3)%	11.5%	63.7%
Consolidated NOI(1)	294.2	255.8	262.3	305.2	368.3
% change	15.0%	(2.5)%	(14.1)%	(17.1)%	—%
JV NOI(1)	157.6	124.4	102.5	77.8	55.3
% change	26.7%	21.4%	31.7%	40.7%	—%
Fee-bearing capital	5.9	5.0	3.9	3.0	2.2
% change	18.0%	28.2%	30.0%	36.4%	—%
AUM	23.0	21.6	17.6	18.1	16.3
% change	6.5%	22.7%	(2.8)%	11.0%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The table below highlights some of the Company's balance sheet metrics over the past five years:

(In millions)	As of December 31,
	2022	2021	2020	2019	2018
Balance sheet data:
Cash and cash equivalents	$439.3	$524.8	$965.1	$573.9	$488.0
Total assets	8,271.8	7,876.5	7,329.0	7,304.5	7,381.8
Mortgage debt	3,018.0	2,959.8	2,589.8	2,641.0	2,950.3
KW unsecured debt	2,062.6	1,852.3	1,332.2	1,131.7	1,202.0
KWE unsecured bonds	506.4	622.8	1,172.5	1,274.2	1,260.5
Kennedy Wilson equity	1,964.0	1,777.6	1,644.5	1,678.7	1,246.7
Noncontrolling interests	46.4	26.3	28.2	40.5	184.5
Total equity	2,010.4	1,803.9	1,672.7	1,719.2	1,431.2
Common shares outstanding	137.8	138.0	141.4	151.6	143.2

The following table shows the historical U.S. federal income tax treatment of the Company’s common stock dividend for the years ended December 31, 2022 through 2018:

	December 31,
	2022	2021	2020	2019	2018
Taxable Dividend	37.81%	—%	27.14%	10.53%	23.43%
Non-Taxable Return of Capital	62.19%	100.00%	72.86%	89.47%	76.57%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership of 41% as of December 31, 2022.
     In addition to our two primary business segments, our Corporate segment includes, among other things, our corporate overhead and our property services group prior to its sale in October 2020.
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
The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of December 31, 2022 and 2021. This table does not include amounts from our corporate segment such as corporate cash and the KWH Senior Notes.

($ in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents(1)	$316.7	$362.3
Real estate and acquired in place lease values	5,188.1	5,059.8
Accounts receivable and other assets, net	135.1	111.7
Total Assets	$5,639.9	$5,533.8

Accounts payable, accrued expenses and other liabilities	156.6	142.1
Mortgage debt	3,018.0	2,959.8
KWE unsecured bonds	506.4	622.8
Total Liabilities	3,681.0	3,724.7

Equity	$1,958.9	$1,809.1
(1)Excludes $122.5 million and $162.5 million as of December 31, 2022 and December 31, 2021, respectively, of corporate non-property level cash.
Co-Investment Portfolio
We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value, at our share of the underlying investments as of December 31, 2022 and December 31, 2021. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$86.9	$103.7
Real estate and acquired in place lease values	4,319.1	3,667.9
Loan purchases and originations	158.7	143.4
Accounts receivable and other assets, net	298.0	311.9
Total Assets	$4,862.7	$4,226.9

Accounts payable, accrued expenses and other liabilities	88.0	87.1
Mortgage debt	2,387.2	2,061.9
Total Liabilities	2,475.2	2,149.0

Equity	$2,387.5	$2,077.9
    Separate accounts
We have several equity partners whereby we act as the general partner and receive investment management fees including acquisition, disposition, financing, construction management and other fees. We also can earn performance allocations if investments exceed certain return hurdles. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these investments. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of December 31, 2022, our weighted average ownership interest in the various joint ventures that we manage was 45%.
Commingled funds
We currently have four closed-end funds that we manage and through which we receive investment management fees and potentially performance allocations. We focus on sourcing investors in the U.S., Europe and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S.-based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of December 31, 2022, our weighted average ownership interest in the commingled funds that we manage was 13%.
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
As of December 31, 2022, we held investments in 149 multifamily assets that include 11,475 consolidated market rate multifamily apartment units, 14,780 market rate units within our Co-Investment Portfolio and 11,526 affordable units in our VHH platform. The unit accounts above include units that are unstabilized and undergoing development. Our largest Western United States multifamily regions are the Mountain West region (Idaho, Utah, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
Our asset management strategy entails installing strong property management teams to drive leasing activity and upkeep of the properties. We also seek to add amenities designed to promote health and wellness, celebrate local and cultural events and enhance the lives of residents living in our communities. We also incorporate spaces for rest and socialization across our global multifamily portfolio, including clubhouses, fitness centers, business suites, outdoor play areas, pools and dog parks. Lastly, we utilize real-time market data and artificial intelligence-based applications to ensure we are attaining current market rents.
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
When we acquired VHH in 2015, the portfolio consisted of 5,485 units. As of December 31, 2022, the VHH portfolio includes 9,157 stabilized rental units with another 2,369 units currently under stabilization, development or undergoing entitlements in the Western United States. We acquired our ownership interest in VHH in 2015 for approximately $80.0 million.  As of December 31, 2022, we have contributed an additional $121.8 million into VHH and have received $267.9 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option, which had a carrying value of $272.3 million as of December 31, 2022. We have recorded $268.5 million worth of fair value gains on our investment in VHH over the life of the investment, including $108.4 million during the year ended December 31, 2022.
Commercial
Our investment approach for office acquisitions differs across our various investment platforms. For our Consolidated Portfolio, we look to invest in large high quality properties with high replacement costs. In our separate account portfolios, our partners have certain characteristics that factor into our investment decision, including, without limitation, location, financing (unencumbered properties) or hold periods. In our commingled funds that we manage, we typically look for opportunities that have a value-add component that can benefit from our asset management expertise. We do not typically own high-rise buildings in city centers and instead look to invest in mid-to-low rise buildings in areas adjacent to city centers and suburban markets. After acquisition, the properties are generally repositioned to enhance market value.
Our industrial portfolio consists mainly of distribution centers located in the United Kingdom, Ireland, Spain and Mountain West regions.
Our retail portfolio has different characteristics based on the geographic markets wherein the properties are located. In Europe, we have a mixture of high street retail, suburban shopping centers and leisure assets which are mainly located in the United Kingdom, as well as in Dublin and Madrid. In our Western United States retail portfolio, we invest in shopping centers that are generally grocery anchored.
As of December 31, 2022, we hold investments in 58 office properties totaling over 11.7 million square feet, 109 industrial properties totaling 10.6 million square feet and 39 retail properties totaling 3.9 million square feet, predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated Portfolio held over 4.8 million square feet of office space and 2.5 million square feet of retail space. Our Co-Investment Portfolio held 6.9 million square feet of office space, 10.6 million square feet of industrial space and 1.4 million square feet of retail space.
Development and redevelopment
We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of December 31, 2022, we are actively developing 2,220 multifamily units, 0.4 million commercial rentable square feet and 150 hotel rooms. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 70% of which has already been funded), which we expect would be funded through our existing equity, third-party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report for additional detail on these investments.

Real Estate Debt Investment
We have a global real estate debt platform with multiple partners. In March 2022, we announced the expansion of our global debt platform to over $6 billion. Our global debt platform, which includes partners across insurance and sovereign wealth, seeks out investment opportunities across the entire real estate debt capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global debt platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
As of December 31, 2022, we held interests in 39 loans, 87% of which have floating interest rates, with collateral located in the Western United States and the United Kingdom, with an average interest rate of 10.0% per annum and an unpaid principal balance ("UPB") of $2.4 billion (of which our share was a UPB of $155.1 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. All of the loans in our global debt platform are performing and making payments as contractually agreed. In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.
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
Hotel
We originally acquired debt interests in each of the hotels in our Consolidated and Co-Investment portfolios and were able to utilize these debt positions to take ownership of the real estate. These properties are examples of how we are able to leverage different platforms within the Company to add value to properties and shareholders.
As of December 31, 2022, we owned one consolidated operating hotel with 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-Investment Portfolio, we have a five-star resort development that will consist of 150 rooms in Kona, Hawaii and is currently expected to open in the second half of 2023.
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
As of December 31, 2022, we held 15 investments primarily comprised of 97 residential units/lots and 3,770 acres of land located in Hawaii and the Western United States. As of December 31, 2022, these investments had a Gross Asset Value of $224.3 million and the Company had a weighted average ownership in such investments of 76%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Fair Value Investments

As of December 31, 2022, $2.1 billion, or 88%, of our investments in unconsolidated investments (25% of total assets) were held at estimated fair value. As of December 31, 2022, there were cumulative fair value gains of $546.1 million which comprises 26% of the $2.1 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $272.3 million and $157.9 million as of December 31, 2022 and 2021, respectively. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2022, we recognized $93.5 million of fair value gains and performance allocations on unconsolidated investments.
In determining estimated fair market values, the Company utilizes two approaches to value real estate, a discounted cash flow analysis and direct capitalization approach.

Discounted cash flow models estimate future cash flows from a buyer's perspective (including terminal values) and compute a present value using a market discount rate. The holding period in the analysis is typically ten years. Although the ten year holding period is consistent with how market participants often estimate values in connection with buying real estate, these holding periods can be shorter depending on the life of the structure an investment is held within. The cash flows include a projection of the net sales proceeds at the end of the holding period, computed using a market reversionary capitalization rate.

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

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures periodically (typically annually) requiring appraised valuations. All appraised valuations are reviewed and approved by the Company.

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
The table below describes the range of inputs used as of December 31, 2022 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.80% — 7.50%	8.00% — 9.80%
	Income approach - direct capitalization	3.80% — 5.70%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.20% — 8.70%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.80% — 8.30%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.22% to 7.25%.
There is no active secondary market for the Company's development projects and no readily available market value given the uncertainty of the amount and timing of future cash flows. Accordingly, the Company's determination of fair value of the Company's development projects requires judgment and extensive use of estimates. Therefore, the Company typically uses investment cost as the estimated fair value until future cash flows become more predictable. Additionally, the fair value of its development projects may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. If the Company were required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, central banks raising interest rates to curtail high inflation, currency fluctuations, the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2022 and future periods.
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
Our competitive strengths include:
•Transaction experience: Our senior management team has an average of over 25 years of real estate experience and has been working and investing together on average for almost 20 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.
•Extensive relationship and sourcing network: We leverage our relationships in order to source attractive on and off-market deals. In addition, the senior management team and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the United States, as well as in the United Kingdom, Ireland, Spain, Italy and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particularly financial institutions, throughout the real estate community.

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
•Strategic partnerships: Through our relationships and transaction experience we have been able to establish various strategic partnerships with a variety of different companies and institutions in which we are highly collaborative and aligned with our partners in the deals. Coupled with our ability to structure acquisitions in a variety of ways that fit the needs of our strategic partners, we have been able to access various forms of capital due to our experience and versatility.
•Vertically integrated platform for operational enhancement: We have 230 employees in 12 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.
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
•Management's alignment with shareholders: As of December 31, 2022, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. Due to our management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Industry Overview

Key Investment Markets

Western United States

In 2022, the U.S. economy began to adjust to significant changes in monetary policy. For the first time since 2018, the Federal Reserve began to raise its key federal funds rate in 2022, ending the year by increasing rates 425 basis points, aiming to offset rising inflation. GDP decelerated to a 2.9% annualized pace in the fourth quarter of 2022, even though national unemployment rate improved to 3.5% from 3.9% at the beginning of the year. As a result of rapidly rising interest rates, the real estate transaction market in the U.S. fell sharply in the second half of the year, with transactions in the fourth quarter declining by over 60% according to Real Capital Analytics. The US equity markets, as measured by the S&P 500, experienced its worse year since 2008, driven by the onset of aggressive fed policy and potential risk of the U.S. economy experiencing a recession.

The multifamily sector continued to see strong rental growth in 2022 as overall demand for rental housing remained strong. Rising mortgage rates further drove demand due to the high cost of home ownership, and domestic migration patterns demonstrated that renters continued to move out of high cost cities and into more affordable markets. However, rising interest rates and borrowing costs resulted in declining transaction volumes, with fourth quarter 2022 multifamily volumes declining by an estimated 70% on a year-over-year basis. Investment volumes are expected to rebound when interest rates stabilize, as more debt capital is expected to be available for institutional investors, who remained on the sidelines during the fourth quarter of 2022. While the delivery of new supply is expected to rise in 2023, there continues to be a long-term undersupply of rental housing in the U.S., with CBRE estimating approximately 3.5 million new units that will be needed in the U.S. by 2035 to keep pace with demand. Kennedy Wilson's U.S. multifamily portfolio is largely comprised of garden style communities in suburban markets. In addition to our meaningful portfolio in the surrounding Seattle region, the Company has shifted its market-rate portfolio to the Mountain states, which now is the largest market-rate region by unit count and primarily consists of its assets in Utah, Idaho, and Nevada.

The outlook for office continued to be impacted by COVID-19 variants and the ability for workers to return to the office in 2022. Office investment volumes fell in fourth quarter of 2022 by 66%, compared to fourth quarter of 2021. Occupier demand for office is expected to improve in 2023, although there is a large divide between best-in-class primary office and secondary space. Hybrid working arrangements continues to see widespread adoption as occupiers focus on energy-efficient workplaces that offer a variety of amenities, new desirable technology, and flexible configurations. Kennedy Wilson's U.S. office portfolio is primarily located in Southern California and the Greater Seattle market. The majority of the U.S. office is owned with partners through the Company’s Co-Investment segment.

Hawaii
The Hawaiian economy was negatively impacted by the COVID-19 pandemic but continues to experience a strong recovery. Travel to the islands has rebounded with 9.3 million visitors traveling to Hawaii in 2022, an increase of 37% from 2021. The luxury real estate market in Hawaii started off on a strong pace in 2022; however, as interest rates began to rise, transaction volumes slowed with total sales and transactions in 2022 decreasing by approximately 22% from 2021. However, property values in Hawaii continued to rise throughout every segment in 2022. The outlook remains positive for Hawaii, with almost 10 million visitors expected in 2023.

Ireland
Ireland’s economy is estimated to have had the strongest GDP growth across the EU at 10.1% in 2022 and the Organization for Economic Co-operation and Development is forecasting Ireland to have the highest GDP growth of any major European economy over the next two years.

Real estate investment volumes reached approximately €6.0 billion for 2022 which is the second strongest year on record. The overall investment volumes recorded in 2022 was up 9% on 2021 and almost 40% up on the 10-year average of €4.3 billion, a strong figure given the uncertain macroeconomic backdrop. Demonstrating Ireland’s position as an attractive global real estate market, 62% of investments were from institutional investors, and foreign investors accounted for 68% of the volume.

Dublin office absorption was more than 2.5 million square feet in 2022 with 60% occurring in the second half of 2022 demonstrating a renewed level of employer confidence in the future of physical offices. Prime headline city center rents increased to €65.00 per square foot up from €57.50 in 2021 and are expected to remain stable over 2023.

The Irish multifamily sector remains the dominant investment sector accounting for 33% of all transactions in 2022. As a result of the persisting supply-demand gap in the Dublin rental market, average rent prices are expected to see further upward pressure in 2023.

United Kingdom

Annual GDP in the UK is estimated to have grown by 4.1% in 2022, following growth of 7.4% in 2021. Similar to trends in the U.S., the UK Consumer price index ("CPI") has continued on an upward trajectory to 10.5% in December. As of the beginning of February 2023 base rates have increased 50 basis points to 4% and headline CPI inflation has begun to edge back and is likely to fall over the rest of the year as a result of past movements in energy and other goods prices. The UK labor market remained strong, with the unemployment rate estimated at 3.7% at December 31, 2022.

Investment in UK commercial property fell by 24.9% to £10.1 billion during the fourth quarter 2022, from £13.4 billion at the end of September 2022, 6% higher than the fourth quarter ten-year quarterly average and 32% lower than the ten-year quarterly average. Capital deployed was split evenly with domestic investment accounting for 49% and international investment accounting for 51%.

In regards to South East London Offices, the 2022 annual transaction volume of £3 billion showed a 14% decrease on the five year annual average of £3.5 billion and a 30% decrease on 2021. Vacancy across the wider M25 market now stands at 11.2%, seeing a marginal decline quarter on quarter.

For the Industrial and Logistics sectors fourth quarter 2022 investment volumes totaled £1.5 billion (down 39% when compared to third quarter 2022), with multi-lets only capturing 26% of investment, down from 41% in third quarter 2022. Take up was 14.7 million square feet in fourth quarter 2022, almost exactly the same as in third quarter 2022 and 5% below the 5-year quarterly average. However, occupier take up for 2022 as a whole was 65.8 million square feet, down 25% on the record high in 2021, but still the second most active year on record.

In the UK Retail sector, economic headwinds proved strong in the second half of 2022, suppressing deal volumes to £2.75 billion (down 33% on the same period for 2021), contrasting against the high deal volumes of first half of 2022 at £3.58 billion (up 11% on the same period for 2021).

Environmental, Social and Governance (ESG)

Kennedy Wilson’s approach to ESG aligns with its business strategy to maximize the inherent value of our assets and by striving to deliver long-term social, environmental, and economic value across our portfolio and to our key stakeholders. We aim to integrate ESG factors into key business processes, underpinned by a measure, manage, and monitor approach framed by our four ESG pillars most relevant to our business: Optimizing Resources, Creating Great Places, Building Communities and Operating Responsibly. Details of this framework can be found on our ESG website (esg.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing).

The ESG Committee of the Board of Directors (the "ESG Committee") oversees the Company’s ESG program, including opportunities and risk management strategies. The ESG Committee's main areas of focus include:

•Overseeing and reviewing the Company’s ESG strategies, initiatives, and policies, including the Company’s ESG-related reporting and disclosures.
•In conjunction with the Compensation Committee, overseeing and reviewing the Company’s culture and human capital management strategy, initiatives, and policies, including our inclusion, diversity, and equity efforts; and
•In conjunction with the Audit Committee, overseeing risk management and oversight programs and performance-related material to ESG matters affecting Kennedy Wilson.

The ESG Committee is also responsible for overseeing Kennedy Wilson’s management-level Global ESG Committee. The Global ESG Committee, chaired by our President and Board of Directors member Mary Ricks, manages the Company’s ESG responsibilities and commitments and is responsible for formulating and implementing procedures and priorities to deliver the Company’s ESG strategy.

The Global ESG Committee focuses on the following: monitoring compliance with existing and future material ESG-related laws and regulations applicable to the Company and its investments that would have a material impact on business operations; setting appropriate global ESG priorities aim to align across target markets; monitoring delivery progress; and supporting ESG communication to investors and other stakeholders. The Global ESG Committee is supported by two executive level ESG committees in the US and Europe, each of which focus on the implementation of ESG policies and strategies in their respective regions.

It is Kennedy Wilson's intention to manage ESG factors, both opportunities and risks, at the corporate, fund and individual assets level, with the goal of integrating robust procedures across all stages of its investment process. The Company's policies can be reviewed on its corporate website (https://www.kennedywilson.com/corporate-responsibility) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, the Company's website is not intended to be a part of this filing) and cover guidelines and rules regarding ESG, anti-discrimination, anti-harassment, non-retaliation, human trafficking and slavery, fraud prevention, data security and data privacy.

Human Capital Management

Company Overview and Values

We operate as a non-bureaucratic, teamwork-oriented, and nimble organization. We promote an entrepreneurial culture, and at our core, we are powered by a team of focused, high-performance people who thrive on excellence in the workplace and a shared desire to make an impact.

Workplace Diversity

We strive to maintain a diverse corporate culture, celebrating and promoting equality across gender, socio-economic backgrounds, education, and ethnicity. This allows for better representation of different viewpoints, historical perspective and can bring fresh ideas to all levels of the Company. Within Kennedy Wilson’s total workforce of approximately 230 employees, 40% are women, with many serving in leadership positions throughout the company. Women also hold 25% of the board of director positions. In 2022, we continued Kennedy Wilson Woman speaker series as part of our efforts to advance women in real estate and finance and deepen our industry’s talent pool.

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
Foreign Currency
Approximately 37% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and we consider our equity investment as the appropriate exposure to evaluate for balance sheet hedging purposes. We typically do not hedge foreign exchange rates for future operations or cash flows of operations, which may have a significant impact on the results of our operations. In order to manage the effect of fluctuations in foreign exchange rates, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options.
We wholly-own Kennedy Wilson Europe Real Estate Limited ("KWE"), which is domiciled in the United Kingdom and has GBP as its functional currency. KWE has investments in assets that have functional currencies of GBP and euros. Kennedy-Wilson Holdings, Inc. does not have a direct interest in the euro-denominated investments but has indirect ownership through its interest in KWE. We cannot directly hedge the foreign currency movements in these euro-denominated assets but we do hedge foreign currency movements in euro assets at the KWE level through GBP/EUR hedging instruments. We then are able to hedge the USD/GBP foreign currency exposure through our direct interest in KWE.
Within KWE we have historically utilized three types of contracts to hedge our GBP/EUR exposure: foreign forward currency contracts; a cross currency swap (until its settlement in September 2021) on the 3.95% pound sterling-denominated bonds due 2022 (the "KWE Bonds") (swapped GBP to EUR); and the KWE Euro Medium Term Notes ("KWE Notes"). The KWE Notes were issued in euros and held by KWE but we have elected to treat the foreign currency movements as a net investment hedge on our euro-denominated investments in KWE. The foreign currency movements on these hedge items above are recorded to unrealized foreign currency derivative contract gains/losses within other comprehensive income for GBP/EUR movements. However, when we translate our investment in KWE from USD/GBP, the foreign currency movements on these items go through unrealized foreign currency translation gains/losses within other comprehensive income.
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion regarding foreign currency and currency derivative instruments.
Transaction-Based Results
A significant portion of our cash flow is tied to transaction activity which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter or year-over-year basis or to easily evaluate the breadth of our operation. Historically, this variability has caused our revenue, net income and cash flows to be tied to transaction activity, which is not necessarily concentrated in any one quarter.
Employees
As of December 31, 2022, we have 230 employees in 12 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a strong relationship with our employees.
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

Item 1A.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties. These risks are more fully described in the section titled “Risk Factors” included in Part I, Item 1A of this report. These risks include, among others, the following:

•The success of our business is significantly related to general economic conditions and the real estate industry, and, accordingly, our business could be harmed by an economic slowdown, recession and downturn in real estate asset values, property sales and leasing activities.
•Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations.
•Inflation may adversely affect our financial condition and results of operations.
•Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.
•Our significant operations in the United Kingdom and Ireland and, to a lesser extent, Spain and Italy, expose our business to risks inherent in conducting business in foreign markets.
•Our revenues and earnings may be materially and adversely affected by fluctuations in foreign currency exchange rates due to our international operations.
•Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments.
•Our real estate development and redevelopment strategies may not be successful.
•Poor performance of our commingled funds would cause a decline in our revenue and results of operations and could adversely affect our ability to raise capital for future funds.
•Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
•If we are unable to identify, acquire and integrate suitable investment opportunities and acquisition targets, our future growth will be impeded.
•Our real estate debt investment business operates in a highly competitive market for lending and investment opportunities through our debt platforms.
•Our reliance on third parties to operate certain of our properties may harm our business.
•Our leasing activities depend on various factors, including tenant occupancy and rental rates, which, if adversely affected, could cause our operating results to suffer.
•Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.
•Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
•If we are unable to raise additional debt and equity capital, our growth prospects may suffer.
•The loss of one or more key personnel, particularly our CEO, could have a material adverse effect on our operations.
•Our results are subject to significant volatility from quarter to quarter due to the varied timing and magnitude of our strategic acquisitions and dispositions, the incurrence of any impairment losses and other transactions.
•Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and primarily depends on the condition of the economy in the United States, United Kingdom, Ireland and, to a lesser extent, Spain and Italy, as a whole and on the perceptions of investors on the overall economic outlook. In each of the markets in which we operate, rising interest rates, foreign currency fluctuations, inflation, declining demand for real estate, declining real estate values, potentially declining employment levels, periods of general economic slowdown and recession fears, or the perception that any of these events may continue or worsen, have negatively impacted the real estate market and our operating performance. The economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. Real estate investments are generally illiquid, which may affect our ability to promptly change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment under certain joint venture arrangements, and as a result, we may not control when and whether any gain will be realized, or loss avoided. Certain significant expenditures, such as debt service costs, which have increased with the rapid rise of interest rates in response to high inflation, real estate taxes and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Although current general macroeconomic conditions, globally and locally in the United States and in other countries in which we conduct business, remain volatile and uncertain, we continue to evaluate the extent to which each factor may impact our business, financial condition and results of operations.
We are typically active in many real estate transactions. The current high interest rates and inflationary pressures in our markets, however, have led to a general decrease in transactional activity, leading to lower levels of gains recognized and cash generated to reinvest in our business. Previous recessions and downturns in the real estate market have resulted in and may result in:
•a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;
•a general decline in demand for new office space and commercial real estate, which in turn led to a general increase in the levels of vacancy across our office and commercial portfolio;
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

The profitability of our office, industrial and retail portfolio (which makes up 11.7 million square feet, 10.6 million square feet and 3.9 million square feet, respectively, of our total commercial portfolio) depends, in part, on the willingness and ability of customers to visit our tenants' businesses and demand for office space. In addition to economic conditions, the real estate industry is also susceptible to societal trends among certain types of tenants, which may lead to an increase or decrease in demand for certain of our assets. Currently, there is a notable trend among certain influential commercial tenants (including some of our tenants) of maintaining COVID-19 pandemic-driven hybrid work schedules, remote workforces and/or reducing the overall size of their workforce in response to the macroeconomic conditions discussed above, leading to a decrease in demand for office and industrial space. Such large commercial tenants’ policies are generally widely publicized and discussed, potentially influencing other commercial tenants to follow suit. Decreased demand for office space, either due to hybrid or remote workforces or reductions in tenants’ workforces, may impact our prospective or current commercial tenants’ ability or willingness to enter into, maintain or renew their leases for certain office space, which may have an adverse effect on our business and results of operations. One of the two tenants that make up our entire tenant population at one of our office properties located in Bellevue, Washington (the third largest asset by our share of net operating income), has given us notice of its intent to vacate the property at the end of their current lease (October 2023). The other tenant has a lease termination option in January 2025. While we are working on securing new long-term leases with high-credit tenants at the property, there is no assurance that we will be able to do so at favorable terms or at all.

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.” In addition, due to, among other things, a decrease in transactional activity and the macroeconomic conditions discussed above, we may become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations or our credit ratings. From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In October of 2022, S&P placed us on negative CreditWatch due to a slowdown in investment transaction activity leading to elevated leverage and in February of 2023, S&P downgraded us to ‘BB’ from ‘BB+’. Additionally, in February 2023, S&P downgraded the KWE Notes to ‘BB+’ from ‘BBB-’ and the KWI Notes to ‘BB-’ from ‘BB’. Downgrades in our credit ratings may further limit our ability to access capital markets. Any of these factors could lead to a significant deterioration of our business, and we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock or preferred stock dividends. Please also see “Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations” below.

Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations.

The credit markets are experiencing significant price volatility, dislocations and liquidity disruptions. These circumstances have, and may continue to, materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, unavailable, even for companies that are otherwise qualified to obtain financing. As of February 2, 2023, the Federal Reserve raised its target range for the federal funds rate to 4.50% to 4.75%, a 425 basis point increase since March 2022, and it has indicated it is likely to continue to raise the rate in 2023 in order to curtail high inflation. Volatility and uncertainty in the credit markets, including increasing interest rates, have increased the cost of borrowing, on both a corporate and property level, and may negatively impact our ability to access future additional financing for our capital needs or refinance or extend our existing debt on favorable terms, if at all. A prolonged downturn in the financial markets or recession, either globally or locally in the United States or in other countries in which we conduct business, may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Disruptions in the credit markets may also adversely affect our business of providing investment management services to our limited partners in our commingled funds and joint venture partners, which would lead to a decrease in the performance allocations we generate.

Additionally, our primary market risk exposure relates to fluctuations in market interest rates on investment mortgages and debt obligations, specifically short-term borrowings. To attempt to minimize our overall cost of debt, we have established an interest rate management policy to maintain a combination of variable and fixed rate debt and as of December 31, 2022, 76% of our consolidated debt is fixed rate, 20% is floating rate with interest caps and 4% is floating rate without interest caps and 55% of our share unconsolidated mortgages was fixed rate, 34% was floating rate with interest caps and 11% was floating rate. We also hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations and we have purchased interest rate caps to limit the amount that interest expense can increase with rate increases. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $6.3 million increase in interest expense or $9.5 million of interest expense savings during 2023 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.32% and approximately 2.1 years, respectively, as of December 31, 2022. If the market interest rates continue to increase, our cash flow and results of operations will be adversely affected and we may need to adjust our interest rate management policy, either or both of which may adversely affect our business, financial condition, liquidity and results of operations.

Our real estate debt investment business primarily originates and invests in floating interest rate instruments. In addition to originating and acquiring senior loans, we also originate and invest in mezzanine loans, B-and C-Notes and preferred equity. These types of investments generally involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property. For example, if a borrower defaults, there may not be sufficient funds remaining for a B-Note holder after payment to the A-Note holder. While our income from such variable rate loans and investments has increased as the market interest rates increased, borrowers may be unable to continue to service their debt at the applicable rates. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interest and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion, either of which may adversely affect our business and results of operations. Additionally, potential borrowers may be unable or unwilling to accept variable rate loans, which would result in less transaction activity for our real estate debt investment business and could adversely affect our business, financial condition, liquidity and results of operations. Please also see “Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.”

Inflation may adversely affect our financial condition and results of operations.

Recently, inflation has increased to its highest level in decades. Over the last twelve months ending December 2022, the consumer price index rose by approximately 6.5%, before seasonal adjustment, in the United States and 9.2% in the United Kingdom, and the annual inflation rate in the euro area was 9.2% in December 2022.

High inflation has led to rapidly rising interest rates, the effects of which are discussed throughout this report. Increasing inflation could, among other things, have an adverse impact on our floating rate mortgages and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. During times when inflation is increasing at a greater rate than the increases in rent provided by our leases, our rent levels will not keep up with the costs associated with rising inflation. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. Additionally, we may face decreased demand for our office and industrial assets as inflationary pressures continue to rise from certain of our prospective or current retail, ecommerce or manufacturing-based commercial tenants, who are generally more sensitive to inflation and consumer demand. Further, increased inflation, in addition to other geopolitical and related economic factors such as the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, have resulted in energy shortages and a material increase of energy prices in the markets in which we operate, primarily in Europe, which are expected to further drive up inflation. In the United States, the energy index increased 7.3% for the twelve months ending December 31, 2022. Electricity prices in the United Kingdom rose by 59% and gas prices by 95% in the twelve months ending December 31, 2022. Energy shortages and rising energy costs may negatively impact both us and our tenants’ operations and financial condition, especially in Europe. In addition, substantial inflationary pressures could have a negative impact on certain real estate assets, including, without limitation, development projects that do not have guaranteed, or fixed price, contracts and real estate assets with long-term leases that do not provide for short-term rent increases. Although we continue to seek investments in markets where we see opportunities for stronger relative growth, including multifamily assets with leases that have an initial term of 12 months or less, and continue to work to manage cost overrun risks for our development and redevelopment projects with detailed architectural plans, guaranteed, or fixed price, contracts and close supervision by expert Company executives and personnel, if we are unable to execute our business strategy or if there is a substantial increase in inflation, such circumstances could adversely affect our financial condition, liquidity, results of operations and prospects.

Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.

Epidemics, pandemics or other outbreaks of an illness, disease or virus (including COVID-19) that affect countries or regions in which our tenants or their parent companies, as applicable, operate or in which our investments or corporate offices are located, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial activity, the financial condition, results of operations, liquidity and creditworthiness of us and our tenants. In addition, numerous state, local, federal and industry-initiated efforts may also affect our ability to collect rents and enforce remedies for the failure to pay rent, including eviction moratoriums.

The risk, public perception of the risk and measures taken to limit the impact of epidemics, pandemics or other outbreaks of an illness, disease or virus, (including COVID-19), including social distancing, travel restrictions and other restrictions, could adversely impact demand for commercial space, demand for hotels and/or cause the temporary closure or slowdown of our tenants' businesses, and severely disrupt their operations. This may impact our ability to lease properties on favorable terms and/or collect owed rents on a timely basis or at all, which could then have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the financial impact of the COVID-19 pandemic, or any other epidemic, pandemic or other health crisis, could impact our future compliance with operational and financial debt covenants contained in the agreements that govern the Second A&R Facility, our 4.750% Senior Notes due 2029 (the "2029 Notes"), 4.750% Senior Notes due 2030 (the "2030 Notes"), and 5.000% Senior Notes due 2031 (the "2031 Notes"), together with the 2029 Notes, 2030 Notes and the 2031 Notes, the "KWI Notes") and the KWE Notes and certain of our property-level non-recourse financings. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in a foreclosure on the underlying assets. In addition, certain of our debt instruments also contain cross-default and/or cross-acceleration provisions, including, but not limited to, the documents governing our KWI Notes and the KWE Notes. Please also see “We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.”

Our significant operations in the United Kingdom and Ireland and to a lesser extent, Spain and Italy expose our business to risks inherent in conducting business in foreign markets.

As of December 31, 2022, approximately 41% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Italy, 93% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting a global business carries significant risks, including:

•restrictions and problems relating to the repatriation of capital;
•difficulties and costs of staffing and managing international operations;
•the burden of complying with multiple and potentially conflicting laws, including local laws related to public health;
•laws restricting foreign companies from conducting business;
•political instability, civil unrest, acts of war and terrorism, pandemics, epidemics, acts of God, including earthquakes, hurricanes, volcanic eruptions and other natural disasters (which may result in uninsured or under insured losses);
•greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;
•potentially adverse tax consequences;
•share ownership restrictions on foreign operations; and
•tariff regimes of the countries in which we do business

Our revenues and earnings may be materially and adversely affected by fluctuations in foreign currency exchange rates due to our international operations.

Our revenues from foreign operations have been primarily denominated in the local currency where the associated revenues were earned. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operational results and cash flows of our subsidiaries into U.S. Dollars for consolidated reporting. To date, our foreign currency exposure has been limited to the GBP and the euro. Recent volatility in currency exchange rates have led to fluctuations in our earnings because of corresponding fluctuations in the GBP and euro currency exchange rates. The GBP dropped to a record low of $1.07 against the U.S. Dollar in September 2022 after the United Kingdom government announced a new economic plan that has since been abandoned. Although the GBP has rallied in recent weeks, it remains historically weak against the U.S. Dollar, primarily due to the recent macroeconomic conditions and lingering effects of Brexit, dropping to $1.21, as of December 31, 2022, as compared to $1.35 as of December 31, 2021. Similarly, the euro hit a two-decade low of $0.99 against the U.S. Dollar in August 2022 and continued to trend down to a low of $0.96 on September 27, 2022. As of December 31, 2022, the euro slightly improved to $1.07 against the U.S. Dollar, but it is still below its rate of $1.14 as of December 31, 2021.

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

We may expose ourselves to risks if we engage in hedging transactions.

We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments.

As of December 31, 2022, $2.1 billion, or approximately 88% of our unconsolidated investments and approximately 25% of our total assets were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

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

We acquire development assets to the extent attractive projects become available. As part of our investment strategy, we seek to locate and acquire real estate assets that we believe are undervalued and improve them to increase their resale value. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and the market price of, our common stock, including, but not limited to:
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
•tenants who pre-lease space or contract with us for a build-to-suit project may default prior to occupying the project;
•upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans;
•we may not achieve sufficient occupancy levels, sales levels and/or obtain sufficient rents to ensure the profitability of a completed project;
•we may overestimate the value of the property;
•such development activities typically require a significant amount of management's time and attention, diverting their attention from our other operations; and
•development projects in which we have invested may be abandoned and the related investment will be impaired.

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
We have used joint ventures for large real estate investments and developments. We plan to continue to acquire interests in additional joint ventures formed to own or develop real property or interests in real property, however, we cannot be certain that we will continue to identify suitable joint venture partners and form new joint ventures in the future. Although, we generally serve as the general partner or managing member of such joint venture, we have acquired and may acquire non-controlling interests in joint ventures, and we may, from time-to-time, also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer.

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

We conduct operations and own properties in Hawaii. The gross asset value of our investments in Hawaii is $481.4 million and $386.5 million as of December 31, 2022 and 2021, respectively. The success of our investments in Hawaii depends on and is affected by general trends in Hawaii’s economy and real estate market.  Hawaii’s economy largely depends on tourism, which is subject to fluctuation based on a number of factors that we do not control.  In addition, Hawaii has historically been vulnerable to certain natural disaster risks, such as tsunamis, volcanoes, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. For example, Mauna Loa, on the Big Island of Hawaii, erupted for nearly two weeks in late November into early December of 2022.

Our three largest investments in Hawaii are a hotel development project on the Big Island and two residential assets (one located on the Big Island and the other located on the island of Oahu). In addition to the general risks with respect to development and redevelopment projects as discussed above, Hawaii’s remote and isolated location may create additional operational costs and expenses (general operating and development-related costs), which could have a material adverse impact on our financial results.  If any or all of the factors discussed above were to occur and result in our inability or materially limit our ability to sell or lease our residential and commercial properties, a significant delay in or a significant increase costs to complete our development assets, it would likely have a material adverse effect on our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process and phasing out of LIBOR may adversely affect us.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), stopped publishing one week and 2-month U.S. Dollar LIBOR rates after 2021 with remaining U.S. Dollar LIBOR rates ceasing to be published on June 30, 2023. In the United States, the Alternative Reference Rates Committee (the “ARCC”) has confirmed that, in its opinion, the March 5, 2021 announcements by the IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings under ARRC-recommended fallback language and has recommended the Secured Overnight Financing Rate (“SOFR”), plus a recommended spread adjustment as LIBOR’s replacement. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR. Any changes in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in LIBOR. If a published LIBOR rate is unavailable prior to June 30, 2023, the interest rates on certain of the Company’s debt obligations could change. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.

Our real estate debt investment business operates in a highly competitive market for lending and investment opportunities through our debt platforms, including originating and investing in senior loans, mezzanine loans, B- and C-Notes and preferred equity, which may limit our ability to originate or acquire desirable loans and investments in our target assets and are subject to increased risks.

Our real estate debt investment business ("Debt Platform") operates in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make, including originating and investing in senior loans, mezzanine loans, B-and C-Notes and preferred equity. The profitability of our debt platform depends, in large part, on our ability to originate or acquire target assets at attractive prices for ourselves and our partners. In addition, some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns for ourselves and our partners. Also, as a result of this competition, desirable loans and investments in specific types of target assets may be limited in the future.

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

We rely on third party property managers and hotel operators to manage the daily operations of our properties. We are also parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties.

These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties, which in turn could adversely affect us, including damage to our relationships with such franchisers or we may be in breach of our franchise agreement.

Our leasing activities depend on various factors, including tenant occupancy and rental rates, which, if adversely affected, could cause our operating results to suffer.

Our ability to lease properties depends on several factors, including, but not limited to, the attractiveness of our properties to tenants, competition from other available space, our ability to provide adequate maintenance and obtain insurance and to pay increased operating expenses, which may not be passed through to tenants, and the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses. Our business, financial condition and results of operations may be adversely affected if we fail to promptly find suitable tenants for substantial amounts of vacant space at our properties, if rental rates on new or renewal leases are significantly lower than expected, or if reserves for costs of re-leasing prove inadequate. One of the two tenants that make up our entire tenant population at one of our office properties located in Bellevue, Washington (the third largest asset by our share of net operating income), has given us notice of its intent to vacate the property at the end of their current lease (October 2023). The other tenant has a lease termination option in January 2025.

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

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases. Although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations. The state of California has implemented a statewide rent control initiative that limits rental increases to 5% + CPI. The state of Oregon has also implemented a statewide rent control program that caps annual increases to 7% + CPI with the city of Portland,

Oregon limiting increases to 9.2%. In addition to the statewide rent control programs, various municipalities, including certain cities where we hold investments, have enacted or are considering rent control or rent stabilization legislation.

Similarly, under current Irish law, for rent controlled properties we are restricted from increasing rents to market rates for renewing tenants or replacement tenants, and any rent increases in these circumstances are generally capped, save in certain limited circumstances.  These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants, (iii) require us to increase spend for reporting and compliance, and (iv) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines and/or other penalties.

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

In February 2022, Russia invaded Ukraine following years of strained diplomatic relations between the two countries. In response to the invasion and ongoing war, many countries, including the United States and United Kingdom, imposed significant economic and other sanctions against Russia. In retaliation, Russia has drastically reduced its supply of natural gas to Europe and restricted airspace to these nations and their allies, among other actions. The consequence of these actions may continue to drive inflation upward, creating further economic uncertainty and loss of investor confidence, which may also negatively impact the capital markets, investments and asset prices. Further, Russia has launched an onslaught of cyberwarfare against Ukraine following its invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the United States and the European Union ("EU"). It is yet unknown whether Russia will be successful in breaching our network defenses, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of our tenants, communities, and business partners.

The scale and extent of the impact from the Russia-Ukraine war are not yet fully known. Disruption, instability, volatility, and decline in economic activity, both in the affected regions and on a global scale, regardless of where it occurs, whether caused by acts of war, other acts of aggression, or terrorism, could in turn also harm the demand for, the safety of, and the value of our properties and adversely impact the global economy. As a result of the factors discussed above, we may be unable to operate our business as usual, which may adversely affect our cash flows, financial condition, and results of operations.

Risks Related to Our Company

We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.

We have historically financed new acquisitions with cash derived from secured and unsecured loans and lines of credit and, to a lesser extent, preferred stock. We typically purchase real property with loans secured by a mortgage on the property acquired and we anticipate continuing this trend. We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations and increase the risk of default on debt. Our earnings may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets at terms that are not attractive, borrow more money or sell more securities, which we may be unable to do, and our stock price may be adversely affected. If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due.

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
•any downgrade of our credit ratings;
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

As previously discussed herein, S&P has recently downgraded us, the KWE Notes and the KWI Notes. Our ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, and could increase the interest rates of, and require more onerous terms for, any future borrowings, and could also cause a decline in the market price of our common stock.

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, including the compliance with any operational or financial covenants, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations. In addition, agreements governing certain of our financings contain cross-default and/or cross-acceleration provisions, including, without limitation, the indentures governing our KWI Notes and the documents governing the Second A&R Facility and the KWE Notes. For example, the indentures governing the KWI Notes provide that recourse debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lender because of a default and the total amount of such recourse debt unpaid or accelerated exceeds seventy-five million dollars, may constitute a default which could lead to the entire principal amount of the KWI Notes to become immediately due and payable. The documents governing the Second A&R Facility and KWE Notes contain similar provisions.

Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us, including our ability to pursue available business opportunities or finance our future operations. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness (including our KWI Notes) prior to stated maturities, pay dividends on, redeem or repurchase our stock or make other distributions, make acquisitions or investments, create or incur liens, transfer or sell certain assets or merge or consolidate with or into other companies, enter into certain transactions with affiliates, and restrict dividends, distributions or other payments from our subsidiaries. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

Our unsecured revolving credit facility and the indentures governing our KWI Notes, and the KWE Notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant. Subsequent to the year-ended December 31, 2022, the Company resolved a breach of a loan-to-value covenant in a non-recourse loan agreement secured by retail and commercial assets in the United Kingdom. The Company promptly resolved such breach by paying down the mortgage by $9.1 million, $7.6 million of which was held at the properties that serves as the collateral for the subject mortgage. The loan totals $165.8 million or 5.5% of our consolidated mortgage balance. As of December 31, 2022, the Company was in compliance with all property-level mortgages (other than discussed immediately above) and was current on all payments (principal and interest) with respect to the same.

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

Our continued success depends to a significant degree on the efforts of our senior executives, particularly our chief executive officer, or CEO, who have each been essential to our business. The departure of all or any of our executives for whatever reason or the inability of all or any of them to continue to serve in their present capacities or our inability to attract and retain other qualified personnel could have a material adverse effect upon our business, financial condition and results of operations. Our executives attract business opportunities and assist both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost their services, our relationships with lenders, joint venture partners and clients would diminish significantly. Additionally, as we continue to grow, our success will largely depend on our ability to attract and retain qualified personnel in all areas of business. We may be unable to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with our planned growth.

Our results are subject to significant volatility from quarter to quarter due to the varied timing and magnitude of our strategic acquisitions and dispositions, the incurrence of any impairment losses and other transactions.

We have experienced a fluctuation in our financial performance from quarter to quarter and year over year due in part to the significance of revenues from the sales of real estate on overall performance. The timing of purchases and sales of our real estate investments has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for multifamily and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in past years, we may be unable to continue to perform well due to the significant variability in these factors.

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

We are subject to certain "non-recourse carve out guarantees" that may be triggered in the future and have guaranteed a number of loans in connection with various real estate investments, which may result in us being obligated to make certain payments.

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
In the event that any triggering event occurs and the loans become partially or fully recourse against us, our business, financial condition, results of operations and common stock price could be materially adversely affected.

We have also provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $142.9 million at December 31, 2022. The guarantees expire through 2031, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

When possible, we dispose of properties in transactions that are intended to qualify for tax deferral under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") (each such transaction, a "Section 1031 Exchange"). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged by the U.S. Internal Revenue Service (the "IRS") and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, if there are no alternatives available to us (including the use of our net operating loss carryforwards and foreign tax credits), we may have to pay corporate income tax with respect to the disposition of such properties, possibly including interest and penalties. In addition, if a Section 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent the Company’s stockholders. Moreover, Section 1031 of the Code permits exchanges of real property only. Legislation that could modify or repeal the laws with respect to Section 1031 Exchanges could be enacted, which could make it more difficult or not possible for us to dispose of properties on a tax-deferred basis. If we are unable to complete transactions as Section 1031 Exchanges, our taxable income and earnings and profits could increase, which would increase the portion of any distribution with respect to our common stock that is treated as dividend income instead of return of capital.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had approximately $3.4 million and $90.9 million of federal and California net operating loss carryforwards, respectively, as well as approximately $92.0 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period. Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply. Federal net operating loss carryforwards generated after December 31, 2017 may be carried forward indefinitely, but they may only be used to offset 80% of taxable income in a given year. The entire balance of $3.4 million of federal net operating loss carryforwards was generated after December 31, 2017.

As of December 31, 2022, we also had $175.5 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2022, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

Our stockholders may experience dilution upon the conversion of our Series A Cumulative Perpetual Convertible Preferred Stock or warrants, and we may issue additional equity securities, which may also dilute our stockholders’ interest in us.

Our outstanding warrants are convertible into approximately 13 million shares of common stock and our Series A Cumulative Perpetual Convertible Preferred Stock are convertible into approximately 12 million shares of common stock. We also have an at-the-market equity offering program ("ATM program") in place pursuant to which we may issue up to $200 million of shares of common stock. As of December 31, 2022, the exercise price of the warrants was $23.00 per share and the conversion price of the Series A stock was $25.00 per share, in each case subject to further adjustments in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Series A shares and/or warrants and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
Additionally, in order to expand our business, we may consider offering and issuing additional equity or equity-based securities. If we issue and sell additional shares of our common stock, or convertible securities, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE or other exchange on which our securities are listed. However, we may issue and sell shares of our common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership.

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

Item 1B.    Unresolved Staff Comments
None

Item 2.    Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2022:

Consolidated Properties by Region
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	1.5	93%	$45.6	$44.7	94%	10
Europe	4.8	95	122.2	107.2	94	49
Total Commercial	6.3	95%	$167.8	$151.9	94%	59

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	10,513	93%	$205.6	$205.6	98%	35
Total Multifamily	10,513	93%	$205.6	$205.6	98%	35
Note: Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 10 properties totaling 0.9 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 5 properties totaling 962 units.

Consolidated Properties by Region
Residential and Land	Units/Lots	Acres	KW Ownership %	# of Investments
Western U.S.	73	2,708	100%	3
Europe	—	1	100%	1
Total Residential and Land	73	2,708	100%	4

Consolidated Properties by Region
Hotel	Rooms	KW Ownership %	# of Investments
Europe	265	100%	1
Total Hotel	265	100%	1

The following table sets forth a summary schedule of commercial lease expirations for leases in place as of December 31, 2022, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2023	267	1.9	34.7	21%
2024	91	0.6	18.1	11%
2025	71	0.6	18.9	11%
2026	56	0.4	14.1	8%
2027	86	0.5	18.2	11%
2028	28	0.3	11.1	7%
2029	29	0.4	16.7	10%
2030	26	0.2	4.7	3%
2031	24	0.3	9.9	6%
2032	19	0.2	5.6	3%
Thereafter	43	0.7	15.8	9%
Total	740	6.1	$167.8	100%
(1) Dollars and square footage in millions.

Our corporate headquarters are located in Beverly Hills, California. We also have six other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland, one office in Madrid, Spain, one office in Jersey and one office in Luxembourg. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK, Ireland, Jersey, Luxembourg and Spain offices are the main investment and asset management centers for our European operations. We own our corporate headquarters and our office in Dublin, Ireland and lease all of our remaining offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	60,000	N/A*
London, England	Regional Office	8,147	3/3/2033
Dublin, Ireland	Regional Office	17,000	N/A*
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
Holders
As of February 21, 2023, we had approximately 82 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.24 per share each quarter of 2022. We declared and paid quarterly dividends of $0.22 per share for the first three quarters of 2021 and $0.24 per share for the fourth quarter of 2021.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2017 through December 31, 2022, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2022, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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
Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2022	—	$—	23,388,073	$144,754,285
November 1 - November 30, 2022	—	—	23,388,073	144,754,285
December 1 - December 31, 2022	—	—	23,388,073	144,754,285
Total	—	$—	23,388,073	$144,754,285
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2022, the Company repurchased and retired a total of 0.6 million shares of its common stock at a weighted average price of $22.95. During the year ended December 31, 2021, the Company repurchased and retired a total of 2.8 million shares of its common stock at a weighted average price of $22.20.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2022 and 2021 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2022 and 2021, total payments for the employees’ tax obligations to the taxing authorities were $18.6 million (834,911 shares withheld) and $20.5 million (967,536 shares withheld), respectively.

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
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2022:

(in millions)	December 31, 2021	Increases	Decreases	December 31, 2022
AUM	$21,569.2	$4,210.8	$2,751.6	$23,028.4
AUM increased 7% to approximately $23.0 billion as of December 31, 2022. The increase is primarily due new acquisitions for consolidated multifamily properties in the Western United Sates, industrial properties in our European industrial separate account and loan originations in our debt platform. These were offset by foreign exchange losses on European assets and sales of non-core retail and office assets in the Western United States and United Kingdom.
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
Overview

Kennedy Wilson is a global real estate investment company.  We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating long-term risk adjusted returns for our shareholders and partners. As of December 31, 2022, we have 230 employees in 12 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain. As of December 31, 2022, our AUM stood at $23.0 billion. The real estate that we hold in our global portfolio consists primarily of multifamily apartments (57%) and commercial (39%) based on Consolidated NOI and JV NOI. Geographically, we focus on the Western United States (61%), the United Kingdom (16%) and Ireland ((21%).

2022 Highlights
•For the year ended December 31, 2022, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $64.8 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $313.2 million for the same period in 2021.
•For the year ended December 31, 2022 we had Adjusted EBITDA of $591.5 million as compared to $927.9 million for the same period in 2021.
•The decreases in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA are due to higher gains on sale of real estate and higher fair value gains on unconsolidated investments during the year ended December 31, 2021, offset by higher fair value gains on interest rate derivatives and gains on extinguishment of debt during the year ended December 31, 2022.
•We recorded fair value gains and unrealized promotes (aggregate of $93.5 million) during the year ended December 31, 2022, primarily due to fair value gains associated with fixed rate mortgages secured by our real estate assets, fair value gains associated with interest rate derivatives that we held on property level mortgages that have increased in value with rising interest rates and increases in fair value on our affordable housing portfolio VHH.
Results of Operations
The following tables summarize our results of operations by segment for the years ended December 31, 2022 and 2021 and is intended to be helpful in understanding the year over year explanations following the tables.
Our results of operations for 2021 and 2020 compared to 2020 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.kennedywilson.com.

	Year Ended December 31, 2022
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$434.9	$—	$—	$434.9
Hotel	46.9	—	—	46.9
Investment management fees	—	44.8	—	44.8
Property services fees	—	—	1.7	1.7
Loans and other	—	11.7	—	11.7
Total revenue	481.8	56.5	1.7	540.0
Income from unconsolidated investments
Principal co-investments	—	199.5	—	199.5
Performance allocations	—	(21.1)	—	(21.1)
Income from unconsolidated investments	—	178.4	—	178.4

Gain on sale of real estate, net	103.7	—	—	103.7
Expenses
Rental	151.2	—	—	151.2
Hotel	29.5	—	—	29.5
Compensation and related	41.5	44.6	25.2	111.3
Share-based compensation	—	—	29.0	29.0
Performance allocation compensation	—	(4.3)	—	(4.3)
General and administrative	14.7	14.8	7.7	37.2
Depreciation and amortization	172.9	—	—	172.9
Total expenses	409.8	55.1	61.9	526.8
Interest expense	(128.2)	—	(92.6)	(220.8)
Gain on early extinguishment of debt	27.5	—	—	27.5
Other income	20.8	—	15.3	36.1
Provision for income taxes	(21.0)	—	(15.2)	(36.2)
Net income (loss)	74.8	179.8	(152.7)	101.9
Net income attributable to the noncontrolling interests	(8.2)	—	—	(8.2)
Preferred dividends	—	—	(28.9)	(28.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	66.6	179.8	(181.6)	64.8
Add back (less):
Interest expense	128.2	—	92.6	220.8
Gain on early extinguishment of debt	(27.5)	—	—	(27.5)
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	60.2	—	60.2
Depreciation and amortization	172.9	—	—	172.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	3.5	—	3.5
Provision for income taxes	21.0	—	15.2	36.2
Kennedy Wilson's share of taxes included in unconsolidated investments	—	2.7	—	2.7
Fees eliminated in consolidation	(0.4)	0.4	—	—
Share-based compensation	—	—	29.0	29.0
Preferred dividends	—	—	28.9	28.9
EBITDA adjustments attributable to noncontrolling interests(1)	—	—	—	—
Adjusted EBITDA(1)	$360.8	$246.6	$(15.9)	$591.5
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2021
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$390.5	$—	$—	$390.5
Hotel	17.1	—	—	17.1
Investment management fees	—	35.3	—	35.3
Property services fees	—	—	2.1	2.1
Loans and other	—	8.6	—	8.6
Total revenue	407.6	43.9	2.1	453.6
Income from unconsolidated investments
Principal co-investments	—	271.1	—	271.1
Performance allocations	—	117.9	—	117.9
Income from unconsolidated investments	—	389.0	—	389.0

Gain on sale of real estate, net	412.7	—	—	412.7
Expenses
Rental	132.7	—	—	132.7
Hotel	12.7	—	—	12.7
Compensation and related	60.4	40.4	33.1	133.9
Share-based compensation	—	—	28.7	28.7
Performance allocation compensation	—	42.0	—	42.0
General and administrative	18.5	8.5	6.3	33.3
Depreciation and amortization	166.3	—	—	166.3
Total expenses	390.6	90.9	68.1	549.6
Interest expense	(119.1)	—	(73.3)	(192.4)
Loss on early extinguishment of debt	(19.2)	—	(26.5)	(45.7)
Other loss	(4.7)	—	(0.3)	(5.0)
Provision for income taxes	(23.0)	—	(103.2)	(126.2)
Net income (loss)	263.7	342.0	(269.3)	336.4
Net income attributable to the noncontrolling interests	(6.0)	—	—	(6.0)
Preferred dividends	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	257.7	342.0	(286.5)	313.2
Add back (less):
Interest expense	119.1	—	73.3	192.4
Loss on early extinguishment of debt	19.2	—	26.5	45.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	40.2	—	40.2
Depreciation and amortization	166.3	—	—	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	5.3	—	5.3
Provision for income taxes	23.0	—	103.2	126.2
Fees eliminated in consolidation	(0.5)	0.5	—	—
Share-based compensation	—	—	28.7	28.7
Preferred dividends	—	—	17.2	17.2
EBITDA adjustments attributable to noncontrolling interests(1)	(7.3)	—	—	(7.3)
Adjusted EBITDA(1)	$577.5	$388.0	$(37.6)	$927.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Financial Highlights
GAAP net income to common shareholders was $64.8 million and $313.2 million for the years ended December 31, 2022 and 2021, respectively.
Adjusted EBITDA was $591.5 million for the year ended December 31, 2022, a 36% decrease from $927.9 million for 2021. The decreases in GAAP net income to common shareholders and Adjusted EBITDA are due to lower gains on sale of real estate and fair value increases on our Co-Investment assets.
Operational Highlights
Same store property highlights for the year ended December 31, 2022 include:
•For our 12,917 same property market rate multifamily units for the year ended December 31, 2022 as compared to the prior period:
◦occupancy decreased 1% to 94%
◦net operating income increased 11%
◦total revenues increased 10%
•For our 8,017 same property affordable rate multifamily units for the year ended December 31, 2022 as compared to the prior period:
◦occupancy remained flat at 97%
◦net operating income increased 6%
◦total revenues increased 7%
•For our 3.8 million square feet of same property office real estate for the year ended December 31, 2022 as compared to the prior period:
◦occupancy remained flat at 95% from the same period in 2021
◦net operating income increased 1%
◦total revenues increased 1%
•Investment Transactions
◦acquired $1.9 billion of assets (our share of which was $984.9 million) and sold $1.3 billion of assets (our share of which was $518.0 million) during the year ended December 31, 2022. For the year ended December 31, 2021, we acquired $2.9 billion of assets (our share of which was $1.4 billion) and sold $1.5 billion of assets (our share of which was $811.9 million).
◦originated $970.0 million of loans (our share of which was $49.5 million) and had $412.8 million of loans that were repaid (our share of which was $35.5 million) during the year ended December 31, 2022. For the year ended December 31, 2021, we originated $1.2 billion of loans (our share of which was $94.3 million) and had $253.1 million of loans that were repaid (our share of which was $35.1 million).
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

	Year Ended December 31, 2022
	Consolidated		Co-Investment		Total
Revenues	$(20.6)	(4)%	$(1.1)	—%	$(21.7)	(4)%
Net Income	(7.8)	(12)%	(6.0)	(9)%	(13.8)	(21)%
Adjusted EBITDA	(21.9)	(4)%	(8.2)	(1)%	(30.1)	(5)%

	Year Ended December 31, 2021
	Consolidated		Co-Investment		Total
Revenues	$0.8	—%	$(0.4)	—%	$0.4	—%
Net Income	(3.2)	(1)%	(15.6)	(5)%	(18.8)	(6)%
Adjusted EBITDA	(2.2)	—%	(16.2)	(2)%	(18.4)	(2)%

Consolidated Portfolio Segment

Rental income was $434.9 million for the year ended December 31, 2022 as compared to $390.5 million for the same period in 2021. The $44.4 million increase is primarily due to the acquisition of office properties in the United Kingdom and multifamily properties in the Western United States. Additionally, we had a $9.4 million reduction to rental income for the year ended December 31, 2022, as we assessed the full collection of these rents as improbable, primarily driven by the impact of the COVID-19 pandemic. This reduction was offset by the cash collection of $7.5 million we received during the year ended December 31, 2022 on previously reserved receivables, which increased rental income. We had a $12.9 million reduction to rental income for the year ended December 31, 2021, as we assessed the full collection of these rents as improbable, primarily driven by the impact of the COVID-19 pandemic. We received $11.7 million on previously reserved receivables during the year ended December 31, 2021. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.

Hotel income was $46.9 million for the year ended December 31, 2022 as compared to $17.1 million for 2021. The $29.8 million increase is due to improved operations of the Shelbourne Hotel during the year ended December 31, 2022, as COVID-19 related restrictions in Ireland have eased.

Gain on sale of real estate, net was $103.7 million for the year ended December 31, 2022 as compared to $412.7 million in the prior period. The gains recognized during the year ended December 31, 2022 related to the sale of non-core retail assets in the United Kingdom and the Western United States and a multifamily property in the Western United States. During the year ended December 31, 2022, we also recorded a gain of $56.7 million in connection with the sale of a 49% interest in a previously wholly-owned multifamily asset to a strategic partner and the resulting deconsolidation of the investment from the Company's financial statements. For the year ended December 31, 2021, gain on sale of real estate, net primarily related to the sale of a 49% interest in nine of our previously wholly-owned assets to a global institutional partner to commence our JV with such partner (the "MF seed portfolio") and resulting deconsolidation of the assets that made up the MF seed portfolio and the sale of Friars Bridge Court, an office building in the United Kingdom. Included in the gain on sale of real estate, net for December 31, 2022 is an impairment loss of $13.3 million on non-core retail and office properties in the United Kingdom that were being prepared for sale and have carrying values above anticipated sales prices. For the year ended December 31, 2021, we recorded an impairment loss of $20.9 million on two retail properties in the United Kingdom and a residential property in the Western United States.
Rental expenses increased to $151.2 million for the year ended December 31, 2022 as compared to $132.7 million for the year ended December 31, 2021. The increase was due to new acquisitions of office properties in the United Kingdom and multifamily properties in the Western United States as discussed above.
Hotel expenses increased to $29.5 million for the year ended December 31, 2022 as compared to $12.7 million for the year ended December 31, 2021, and is due to an increased level of activity and operations at the Shelbourne Hotel during 2022 as described above.
Compensation and related expenses decreased to $41.5 million for the year ended December 31, 2022 as compared to $60.4 million for the year ended December 31, 2021 as a result of a more challenging global real estate environment with rising rates in addition to lower Adjusted EBITDA, for the year ended December 31, 2022 compared to the prior period which drove a lower discretionary bonus compensation accrual.
General and administrative expenses decreased to $14.7 million for year the ended December 31, 2022 as compared to $18.5 million for the year ended December 31, 2021. While overall general and administrative expenses increased during the year there was a decrease in indirect costs associated with the Consolidated segment in the year the ended December 31, 2022.
Depreciation and amortization increased to $172.9 million as compared to $166.3 million for the year ended December 31, 2021. The increase was due to new acquisitions of office properties in the United Kingdom and multifamily properties in the Western United States as discussed above.

Interest expense was $128.2 million for the year ended December 31, 2022 as compared to $119.1 million for the year ended December 31, 2021. The increase is due to higher mortgage loan balance in the current year primarily due to consolidated multifamily acquisitions and increases in rates on variable and new fixed rate loans.

Gain on early extinguishment of debt was $27.5 million for the year ended December 31, 2022 as compared to a loss on early extinguishment of debt of $19.2 million in the same period in 2021. During the year ended December 31, 2022 we had gains associated with KWE’s cash tender offer for up to €150 million in aggregate nominal amount of the KWE Notes, which resulted in acceptance of all of the €75.0 million (approximately $80.3 million based on December 31, 2022 rates) in aggregate nominal amount of KWE Notes validly tendered pursuant to the tender offer for a purchase price equal to 82% of the nominal amount of the KWE Notes, and a mortgage on a retail property in the United Kingdom. With respect to these instruments, we extinguished certain amounts at discounts to their carrying value resulting in gains on extinguishment. These gains were offset by prepayment penalties on mortgage loans that were refinanced during the year. In the year ended December 31, 2021, we incurred a $16.3 million loss associated with the redemption of the KWE Bonds and the remaining balance was related to prepayment penalties on the refinancing of three multifamily property level mortgages. We also incurred a loss associated with the partial tender offer and subsequent redemption of the total balance of the 2024 Notes during the year ended December 31, 2021 as explained in the description of the "Corporate" segment below.

Other income was $20.8 million for the year ended December 31, 2022 as compared to other loss of $4.7 million for the year ended December 31, 2021. We had mark to market fair value gains of $24.0 million on the Company's undesignated interest rate caps and swap contracts held by KWE and consolidated multifamily properties in the year ended December 31, 2022. Please also see Part I. Item 1. "Fair Value Investments" for additional details. We have entered into these undesignated contracts to hedge against rising interest rates. The gains from the interest rate contracts were offset by realized foreign currency exchange losses of $2.0 million. Other loss for the year ended December 31, 2021 was due to realized foreign currency exchange losses.

Co-Investment Portfolio Segment
Investment Management
On our Co-Investment Portfolio assets, we receive asset management fees for managing assets on behalf of our partners. During the year ended December 31, 2022, fees recorded through revenues were $44.8 million as compared to $35.3 million for the same period in 2021. During the year ended December 31, 2022, we had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from growth in our European industrial platform and Western United States multifamily separate accounts. There was also an increase in AUM in our global real estate debt platform. Performance allocations are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $11.7 million for the year ended December 31, 2022 as compared to $8.6 million for the same period in 2021. These amounts represent interest income on our share of loans within our global real estate debt platform and the increase was due to the growth of the platform over the last year.
Expenses decreased to $55.1 million for the year ended December 31, 2022 as compared to $90.9 million for the same period in 2021, primarily due to a $46.3 million decrease to performance allocation expense. Performance allocation expense is a percentage of accrued performance allocations which declined over the year ended December 31, 2022 due to lower fair values on separate accounts and commingled funds that have performance allocation sharing programs.
Co-Investment Operations

In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any performance allocations relating to our management of these properties for the year ended December 31, 2022 and the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021
Revenue
Rental	$224.0	$177.6
Sale of real estate	52.0	39.5
Total revenue	276.0	217.1

Fair value/other adjustments	110.2	210.6
Gain (loss) on sale of real estate, net	4.9	(3.1)
Performance allocations	(21.1)	117.9

Expenses
Rental	66.4	53.2
Cost of real estate sold	40.7	36.8
Depreciation and amortization	3.8	5.6
Total expenses	110.9	95.6
Interest expense	(60.1)	(40.0)
Other loss	(17.9)	(17.9)
Provision for income taxes	(2.7)	—
Income from unconsolidated investments	$178.4	$389.0
The decrease in income from unconsolidated investments is primarily due to the following:

Valuations of our market rate multifamily assets globally and industrial assets in the United Kingdom were at historically high levels at the end of 2021 and into the first quarter of 2022, and we have started to see valuations pull back slightly with cap rate expansion, primarily as a result of increased borrowing rates, which led to fair value losses on real estate during the year ended December 31, 2022. We also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the euro and the GBP were at historically low levels against the U.S. Dollar. These fair value losses were offset by fair value increases on our affordable multifamily properties in our VHH platform due to increased NOI at the properties driven by rental increases and the stabilization of assets that recently completed development.

Fair value losses on real estate were also offset by fair value gains on our fixed rate mortgages that are secured by certain properties. This was primarily related to our long term fixed rate debt having lower rates than the current market rates as a result of higher base rates and spreads in today's financing market driven by recent rate increases implemented by the Federal Reserve and the European Central Bank ("ECB"). We also had fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates.

Our investment in VHH also had significant fair value gains for the year ended December 31, 2022 due to gains on its fixed rate property loans and increases in NOI at the properties due to rental increases. VHH does not have a performance allocation structure associated with the investment, and therefore, such gains did not contribute to performance allocations.

Please also see Part I. Item 1. "Fair Value Investments" for additional details.

During the year ended December 31, 2022, we recorded a $21.1 million decrease in the accrual for performance allocations relating to our commingled funds and certain separate account investments due to declines in fair value of the applicable investments. During the year ended December 31, 2022, we had realized performance fees of $6.8 million relating to the sale of two multifamily properties in the Western United States, of which the Company paid $1.2 million of performance allocation compensation to employees for performance allocations that were realized during the period.

Increases in rental income and rental expenses were a result of an increase in assets in the Co-Investment Portfolio due to new acquisitions and the deconsolidation of MF seed portfolio in June 2021. Interest expense increased in encumbered assets, primarily due to increasing interest rates in 2022 as well as higher loan balances due to recent acquisitions in the Co-Investment portfolio. The increase in sale of real estate and cost of real estate sold was due to higher sales of homes in our Kohanaiki residential community in Hawaii during the year ended December 31, 2022.

During the year ended December 31, 2021, we had fair value gains primarily from increases in NOI as a result of significant increases in market rents and cap rate compression in our market rate fair value multifamily assets in the Western United States. The cap rate compression was supported by recent transactions entered into by the Company as well as third party transactional and market data. We also had fair value gains due to resyndications and cap rate compression in our VHH portfolio and fair value increases in our retained unconsolidated investment interest in the Zonda business from Meyers Research after our sale of that business in 2018. There were higher gains from sales on homes at our Kohanaiki residential community in Hawaii for the year ended December 31, 2021 due to an increased volume of sales.

During the year ended December 31, 2021, we had a $117.9 million increase in the accrual for performance fees relating to our commingled funds and a separate account investment. The increase in the accrual was due to higher fair values on market rate multifamily properties as discussed above and UK industrial assets in commingled funds and separate account investments that we manage. We had $9.6 million of realized performance fees collected during the year ended December 31, 2021 from a separate account that held office properties in the Seattle area that fully disposed of all its assets in the third quarter of 2021.
Corporate

Expenses for the year ended December 31, 2022 were $61.9 million as compared to $68.1 million for the year ended December 31, 2021. The decrease in expenses is primarily due to lower discretionary bonus compensation expense.
Interest expense was $92.6 million for the year ended December 31, 2022 as compared to $73.3 million for the same period in 2021. The increase was due to higher corporate debt balances for the year ended December 31, 2022, primarily from higher balances on our revolving credit facility and higher average balance on our unsecured senior notes over the course of the year.
The $26.5 million loss on the early extinguishment of debt for the year ended December 31, 2021 was due to the extinguishment of the 2024 Notes and resulting premium and write off of capitalized debt costs and debt discount with no comparable activity in the year ended December 31, 2022.
Other income increased to $15.3 million for the year ended December 31, 2022 as compared to other loss of $0.3 million for the same period in 2021. We had mark to market fair value gains on interest rate caps and swaps that the Company holds to hedge its variable rate interest rate exposure during the year ended December 31, 2022.
Our provision for income taxes was $36.2 million for the year ended December 31, 2022 as compared to $126.2 million for the year ended December 31, 2021. The decrease in income tax expense was primarily attributable to a $324.4 million decrease in worldwide pre-tax book income in 2022 as compared to 2021. Our effective tax rate for the year ended December 31, 2022 was 26.2% as compared to an effective tax rate of 27.3% in 2021. Significant items impacting the tax provision include: tax charges associated with non-deductible executive compensation under Code Section 162(m) and non-deductible interest expense in the United Kingdom, and changes in our estimated state effective tax rate, offset by tax benefits from the partial release of the valuation allowance against our deferred tax assets associated with our excess tax basis in UK real estate assets and our excess tax basis in our investment in KWE. During the year ended December 31, 2022, our net deferred tax asset (and associated valuation allowance) related to our excess tax basis in the legacy UK real estate assets increased due to unrealized foreign currency losses that is not currently deductible. In addition, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased due to book gains but tax losses realized on the sale of real estate and from book fair value gains not recognized for tax. The effective tax rate for 2022 exceeded the statutory tax rate due to non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
Preferred dividends were $28.9 million for the year ended December 31, 2022 as compared to $17.2 million for the year ended December 31, 2021. The increase was due to the issuance of $300 million of our Series B cumulative perpetual preferred stock to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax") during 2022.
Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$64.8	$313.2
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	(68.7)	(57.5)
Amounts reclassified out of accumulated other comprehensive loss during the period	(0.8)	2.2
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	23.4	56.2
Unrealized gain on interest rate swaps, net of tax	5.6	3.2
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$24.3	$317.3
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the years ended December 31, 2022 and 2021 as compared to the U.S. Dollar:

	Year Ended December 31,
	2022	2021
Euro	(5.9)%	(6.9)%
GBP	(10.6)%	(1.1)%
Comprehensive income, net of taxes and noncontrolling interests, for the year ended December 31, 2022 and 2021 was $24.3 million and $317.3 million, respectively. The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that the Company has on its GBP-denominated investments. The Company also has interest rate swap contracts to swap some of its variable rate loans to fixed rate terms, which resulted in unrealized gains on interest rate swaps from the reversal of prior losses as the contracts get closer to their maturity date.

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

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Also, in May 2022, we established an ATM Program pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the year ended December 31, 2022, the Company did not issue any shares under our ATM Program. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of December 31, 2022, we and our consolidated subsidiaries had approximately $439.3 million ($278.7 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets was $86.9 million and we had $218.0 million of availability under lines of credit. As of December 31, 2022, we have $21.4 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

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

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. Please also see the “Current Economic Conditions and Market Dynamics” above for additional details. In addition to such market conditions, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In October of 2022, S&P placed us on negative CreditWatch due to a slowdown in investment transaction activity leading to elevated leverage and in February 2023, S&P downgraded us to ‘BB’ from ‘BB+’ and maintained their negative CreditWatch. Additionally, S&P downgraded the KWE Notes to ‘BB+’ from ‘BBB-’ and the KWI Notes to ‘BB-’ from ‘BB’. These ratings and downgrades thereof may impact our ability to access the debt market in the future at desired terms or at all. Please also see Part I. Item 1A. Risk Factors.
Development and Redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets.  As of December 31, 2022, we have 2,220 multifamily units, 0.4 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion, the estimated share of the Company's total cost would be approximately $1.1 billion, which we expect would be funded through our existing equity, third-party equity, project sales and secured debt financing.  As of December 31, 2022, we have incurred $797.0 million of costs to date and expect to spend an additional $379.0 million to develop to completion or complete the entitlement process on these projects. Of the $379.0 million of remaining costs to complete, we currently expect $133.0 million of it to be funded through cash from us over the life of the projects. This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. When development projects are completed, they typically move into our unstabilized category as they undergo lease up post-completion.
In addition to the market rate development and redevelopment projects described above, we have 2,369 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $34.3 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(4)	KW Est. Costs to Complete(2)
Nor California	Multifamily	38[o] North Phase II(5)	Under Construction	2023	—	172	$73	$31	$42
Nor. California	Multifamily	38[o] North Phase III(5)	Under Construction	2023	—	30	13	1	12
Mountain West	Multifamily	Dovetail(5)	Under Construction	2023	—	240	56	32	24
Mountain West	Multifamily	Oxbow	Under Construction	2023	—	268	41	28	13
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	395,000	—	160	112	48
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	—	471	131	115	16
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	7,000	287	74	62	12
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	—	150	352	305	47
Pacific Northwest	Multifamily	Two10	Under Construction	2023	—	210	60	20	40
Ireland(3)	Mixed-Use	The Cornerstone(5)	Under Construction	2024	20,000	232	68	38	30
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	—	310	120	25	95
So. California	Multifamily	Gateway @ The Oaks	In Planning	TBD	—	TBD	TBD	10	TBD
Pacific Northwest	Multifamily	Bend	In Planning	TBD	—	TBD	TBD	18	TBD
	Total				422,000	2,370	$1,148	$797	$379
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. We expect to fund $133 million of our share of remaining costs to complete with cash over the life of these projects. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Estimated foreign exchange rates are €0.93 = $1 USD and £0.83 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio Segment
(6) Included in Co-Investment Portfolio Segment

Unstabilized and Value Add Capital Expenditure Programs

We currently have six assets that comprise 0.8 million commercial square feet that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $26.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized ($ in millions):

Property	Location	Type	KW Ownership	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)

Stockley Park	United Kingdom(2)	Office	100%	1	54,000	—	$—
The Oaks	Southern California	Office	100%	1	357,000	82%	5.6
The Heights Building 4	United Kingdom(2)	Office	51%	1	74,000	—	—
Hamilton Landing H7	Northern California	Office	100%	1	61,000	—	4.3
Various	United Kingdom(2)	Office	100%	2	281,000	34	17.0
	Total Lease-Up			6	827,000	47%	$26.9

Note: The table above excludes minority-held investments and two wholly-owned assets expected to sell, totaling 405 units and 0.8 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2022. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €0.93 = $1 USD and £0.83 = $1 USD, related to NOI.

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

Other Items

On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2022, we had $144.8 million remaining under the plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning in 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2022 and 2021 the Company recognized $9.2 million and $11.7 million, respectively, under the Deferred Cash Bonus Program.

The Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Currently structures participating in the Performance Allocation Sharing Program have allocated a range of 20% - 35% of performance allocations to employees. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the years ended December 31, 2022 and 2021, the Company recognized $(4.3) million and $42.0 million, respectively, related to this program.

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
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(Dollars in millions)	2022	2021
Net cash provided by (used in) operating activities	$32.9	$(30.3)
Net cash used in investing activities	(361.6)	(1,038.0)
Net cash provided by financing activities	264.2	632.0
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  For the years ended December 31, 2022 and 2021, cash flows used by operations were $32.9 million and $30.3 million, respectively.
The increase in cash used in operations was primarily due to higher interest expense for year ended December 31, 2021 from premiums and accrued interest paid associated with repayment of the 2024 Notes and the remaining outstanding portion of the KWE Bonds.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our co-investments.
Year Ended December 31, 2022
Net cash used in investing activities totaled $361.6 million for the year ended December 31, 2022. During the year ended December 31, 2022, we received $325.9 million primarily from the sale of non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States. We received $157.1 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds and financing distributions from multifamily properties in Ireland. Our share of new loans issued as part of our global debt platform were $50.9 million, and we received $34.5 million of proceeds from repayments on loans previously issued. Additionally, we acquired $408.2 million of consolidated real estate assets, including an office building in Scotland and four multifamily properties in the Mountain West. We spent $160.9 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add on our operating properties. We also contributed $361.3 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial JV platform and commingled funds. The settlement of foreign currency derivatives generated $112.6 million of cash during the year ended December 31, 2022, primarily due to settlement of interest rate and foreign currency derivatives that had appreciated in value. We spent $10.4 million in premiums on new derivative contracts entered into during the year ended December 31, 2022.
Year Ended December 31, 2021
Net cash used in investing activities totaled $1,038.0 million for the year ended December 31, 2021. During the year ended December 31, 2021, we received $486.4 million primarily from the sale of the MF seed portfolio and an office building in the United Kingdom. We received $82.8 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds, refinancing and resyndications with our VHH portfolio and a partial redemption of a hedge fund investment. Our share of new loans issued as part of our debt platform was $83.4 million and we received $58.1 million of proceeds from the sale of a portion of existing loans to equity partners and repayments on loans issued. Additionally, we acquired $1,131.8 million of consolidated real estate assets, including an office building in London, and multifamily properties in the Pacific Northwest and Mountain West regions. We spent $139.2 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add on our operating properties. We also contributed $280.8 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial JV platform and commingled funds. The settlement of foreign currency derivatives was $30.1 million during the year ended December 31, 2021, primarily due to the cross currency swap on the KWE Bonds.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.
Year Ended December 31, 2022
Net cash provided by financing activities totaled $264.2 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company received proceeds of $297.3 million from the issuance of its perpetual preferred stock and warrants to Fairfax. We drew $528.4 million on our revolving line of credit and repaid $325.0 million on our revolving line of credit during the year ended December 31, 2022. Kennedy Wilson received proceeds of $401.3 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $389.6 million of mortgage debt and $65.8 million on our KWE Notes. Additionally, we paid common dividends of $134.6 million and preferred dividends of $25.9 million, and we repurchased $31.2 million of our common stock under our share repurchase plan.
Year Ended December 31, 2021
Net cash provided by financing activities totaled $632.0 million for the year ended December 31, 2021. The Company received proceeds of $1,804.3 million from the issuance of the 2029 Notes, 2030 Notes and 2031 Notes and repaid $1,150.0 million of the 2024 Notes. We drew $314.3 million on our revolving line of credit and repaid $438.5 million on our revolving line of credit during the year ended December 31, 2021. We incurred $35.6 million of debt issuance costs associated with the issuance of the 2029 Notes, 2030 Notes and 2031 Notes. Kennedy Wilson received proceeds of $1,144.9 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $268.2 million of mortgage debt and $504.4 million on our KWE Bonds. During the year ended December 31, 2021, we paid common dividends of $123.5 million and preferred dividends of $17.2 million, and we repurchased $83.2 million of our common stock under our share repurchase plan.

Contractual Obligations and Commercial Commitments
At December 31, 2022, Kennedy Wilson's consolidated contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period(9)
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)	$3,034.9	$247.8	$1,119.5	$679.0	$988.6
Senior notes(3)	1,800.0	—	—	—	1,800.0
Credit facility	282.0	—	282.0	—	—
KWE unsecured bonds(5)	508.4	—	508.4	—	—
Total borrowings(4)	5,625.3	247.8	1,909.9	679.0	2,788.6
Operating leases	10.8	1.0	2.1	2.2	5.5
Ground leases(8)	29.5	0.2	0.5	0.5	28.3
Total contractual cash obligations(6)(7)	$5,665.6	$249.0	$1,912.5	$681.7	$2,822.4
(1)See Notes 7-9 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $142.2 million; 1-3 years - $351.6 million; 4-5 years - $100.5 million; After 5 years - $83.3 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2022.
(2) Excludes $0.6 million net unamortized debt discount on mortgage debt.
(3) Excludes $3.5 million unamortized debt premium on senior notes.
(4) Excludes $40.3 million of unamortized loan fees.

(5) Excludes $1.5 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $248.8 million; 1-3 years - $1,910.2 million; 4-5 years - $677.0 million; After 5 years - $2,758.9 million.
(7) Table above excludes $246.6 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
(9) Principal debt payments include the effect of extension options.

Indebtedness and Related Covenants
The following describes certain indebtedness and related covenants.
KWI Notes
On February 11, 2021, Kennedy-Wilson, Inc., issued $500.0 million aggregate principal amount of 2029 Notes and $500.0 million aggregate principal amount of 2031 Notes (together with the 2029 Notes, the “initial notes”). On March 15, 2021, Kennedy-Wilson, Inc. issued an additional $100 million aggregate principal of the 2029 Notes and an additional $100 million of the 2031 Notes. These additional notes were issued as "additional notes" under the indentures pursuant to which Kennedy Wilson previously issued 2029 Notes and the 2031 Notes. On August 23, 2021, Kennedy-Wilson, Inc. issued $600.0 million aggregate principal amount of 2030 Notes (together with the 2029 Notes, the 2031 Notes and the additional notes, the "notes"). The notes are senior, unsecured obligations of Kennedy Wilson and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy Wilson.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The total amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $1.8 billion at December 31, 2022.
    KWE Notes
The KWE Notes were issued at a discount and have a carrying value of $507.1 million at December 31, 2022 and have an annual fixed coupon of 3.25% and mature in 2025. During the year ended December 31, 2022, KWE launched a cash tender offer for up to €150 million in aggregate nominal amount of the KWE Notes and accepted all of the €75.0 million (approximately $80.3 million based on December 31, 2022 rates) in aggregate nominal amount of KWE Notes validly tendered pursuant to the tender offer for a purchase price equal to 82% of the nominal amount of the KWE Notes, which resulted in a gain on extinguishment of debt of $13.9 million.
Borrowings Under Line of Credit
On March 25, 2020, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), the Company, as a guarantor and certain subsidiaries of the Company (such subsidiaries, the “Subsidiary Guarantors”) on March 25, 2020 entered into a $500 million revolving line of credit ("Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to LIBOR plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by one year.

The Company has $282.0 million outstanding on the A&R Facility as of December 31, 2022 with $218.0 million available to be drawn under the revolving credit facility.
Debt Covenants
The Second A&R Facility and the indentures governing the notes contain numerous restrictive covenants that, among other things, limit the Company and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers.
The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement"), that, among other things (including the limitations set forth in the preceding paragraph), requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of December 31, 2022, the Company was in compliance with the foregoing financial covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of December 31, 2022, the Company was in compliance with these covenants.
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). Subsequent to the year-ended December 31, 2022, the Company resolved a breach of a loan-to-value covenant in a non-recourse loan agreement secured by retail and commercial assets in the United Kingdom. The Company promptly resolved such breach by paying down the mortgage by $9.1 million, $7.6 million of which was held at the properties that serves as the collateral for the subject mortgage. The loan totals $165.8 million or 5.5% of our consolidated mortgage balance. As of December 31, 2022, the Company was in compliance with all property-level mortgages (other than discussed immediately above) and was current on all payments (principal and interest) with respect to the same. The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments. In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions. Please also see Part I. Item 1A Risk Factors.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2022, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $142.9 million at December 31, 2022. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2022, we have unfulfilled capital commitments totaling $246.6 million to our unconsolidated investments and $17.7 million to our loan portfolio. In addition to the unfunded capital commitments on its joint venture investments, the Company has $87.4 million of equity commitments relating on consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Impact of Inflation and Changing Prices

However, as discussed throughout this report, high inflation impacted the global economy during the year ended December 31, 2022 and continues to impact the global economy. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and multifamily properties, market interest rates on investment mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management.
We may be able to recoup all or a significant portion of any impact that we may suffer from rising costs through rental increases. To the extent that the rate of increase in expenses is greater than the rate of increase in rental rates, changing price will have an adverse impact on the Company. See also Inflation may adversely affect our financial condition and results of operations in Item 1A. Risk Factors for more detailed discussion on the impact of inflation on the Company.

Qualitative and Quantitative Disclosures about Market Risk
Our primary market risk exposure relates to changes in interest rates in connection with our short-term borrowings and fluctuations in foreign currency exchange rates in connection with our foreign operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2022, 76% of our consolidated debt is fixed rate, 20% is floating rate with interest caps and 4% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they generally have short maturities.
We hold variable rate debt on some of our consolidated and unconsolidated properties that is subject to interest rate fluctuations.  These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR,

SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates, we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $6.3 million increase in interest expense or $9.5 million decrease in interest expense savings during 2023 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages are 2.32% and approximately 2.1 years, respectively, as of December 31, 2022.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2022. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2022. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total	December 31, 2022
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$439.3	$—	$—	$—	$—	$—	$439.3	$439.3
Average interest rate	1.32%	—%	—%	—%	—%	—%	1.32%	—
Fixed rate receivables	4.2	5.1	8.8	—	—	8.1	26.2	24.1
Average interest rate(1)	8.90%	4.01%	6.89%	—%	—%	7.35%	5.68%	—
Variable rate receivables	40.6	37.2	44.7	—	—	0.8	123.3	123.3
Average interest rate	10.99%	10.52%	10.48%	—%	—%	6.95%	7.03%	—
Total	$484.1	$42.3	$53.5	$—	$—	$8.9	$588.8	$586.7
Weighted average interest rate(1)	2.19%	9.74%	9.89%	—%	—%	7.32%	2.71%
Interest rate sensitive liabilities
Variable rate borrowings	$71.6	$142.4	$421.5	$329.2	$190.3	$220.8	$1,375.8	$1,375.7
Average interest rate	4.53%	4.73%	5.55%	5.32%	6.41%	5.69%	5.50%	—
Fixed rate borrowings	166.9	38.7	726.1	242.0	181.6	2,894.2	4,249.5	3,582.9
Average interest rate	2.93%	3.99%	3.35%	3.53%	3.89%	4.32%	4.03%	—
Total	$238.5	$181.1	$1,147.6	$571.2	$371.9	$3,115.0	$5,625.3	$4,958.6
Weighted average interest rate	3.41%	4.57%	4.16%	4.56%	5.18%	4.41%	4.39%
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
The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency, as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income unless and until the Company substantially liquidates underlying investments.
Approximately 37% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the Consolidated and Co-Invest segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2022, we have hedged 91% of the gross asset carrying value of our euro-denominated investments and 92% of the gross asset carrying value of our GBP-denominated investments.

Our investment management businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $22.6 million or decrease by $23.1 million. If rates moved 10%, we would have an increase of $44.6 million and a decrease of $46.6 million.
Financial Measures and Descriptions.
Rental - Rental income is comprised of rental revenue earned by our consolidated real estate investments.
Hotel - Hotel income is comprised of hotel revenue earned by our consolidated hotels.
Investment Management Fees - Investment management fees are primarily comprised of base asset management fees and acquisition fees generated by our investment management division. Fees earned from consolidated investments are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.
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
Loans and other income - Interest income earned on consolidated loans.
Income from unconsolidated investments - principal co-investments - Income from unconsolidated investments - principal co-investments consists of the Company’s share of income or loss earned on investments in which the Company can exercise significant influence but does not have control. Income from unconsolidated investments includes income or loss from ordinary course operations of the underlying investment, gains or losses on sale and fair value gains and losses.
Income from unconsolidated investments - performance allocations - Performance allocations relate to allocations to the general partner, special limited partner or asset manager of Kennedy Wilson's co-investments it manages based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners.
Gain on sale of real estate, net - Gain on sale of real estate, net relates to the amount received over the carrying value of assets sold. Impairments on consolidated real estate assets are also recorded to this line to the extent that do not require separate presentation.
Rental - Rental expenses consist of the expenses of our consolidated real estate investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
Hotel - Hotel expenses consist of expenses of our consolidated hotel investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
Compensation and related - Employee compensation, comprising of salary, bonus, employer payroll taxes and benefits paid on behalf of employees.
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
Other income (loss) - Other income (loss) includes the realized foreign currency exchange income or loss relating to the settlement of foreign transactions during the year which arise due to changes in currency exchange rates, realized gains or losses related to the settlement of derivative instruments, interest income on bank deposits, commission expenses on property services and transaction related expenses related to unsuccessful deals.

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
Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) represents the Company's share of foreign currency movement on translating Kennedy Wilson's foreign subsidiaries from their functional currency into the Company's reporting currency. These amounts are offset by Kennedy Wilson's effective portion of currency related hedge instruments.
Non-GAAP Measures and Certain Definitions

“KWH,” "KW," “Kennedy Wilson,” the "Company," "we," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate Limited.
“Adjusted EBITDA” represents net income before interest expense, (gain) loss on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, provision for income taxes, our share of taxes included in unconsolidated investments, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as non-cash acquisition-related gains or expenses) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, share-based compensation, net income attributable to the noncontrolling interests, before depreciation and amortization and preferred dividends.
“Cap rate” represents the net operating income of an investment for the year preceding its acquisition or disposition, as applicable, divided by the purchase or sale price, as applicable.  Cap rates set forth in this report only include data from income-producing properties. We calculate cap rates based on information that is supplied to us during the acquisition diligence process. This information is not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in our financial statements prepared in accordance with GAAP. In addition, cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is provided may not continue to perform at that cap rate.
“Co-Investment Portfolio NOI” refers to the NOI that is generated from the properties that we have an ownership interest in and are held in our Co-Investment Portfolio business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Co-Investment Portfolio NOI to net income as reported under GAAP.
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
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Net Income. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Net Income is presented below:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020	2019	2018
Net income	$101.9	$336.4	$107.8	$321.1	$212.1
Non-GAAP adjustments:
Add back (less):
Interest expense	220.8	192.4	201.9	214.2	238.2
(Gain) loss on early extinguishment of debt	(27.5)	45.7	9.3	0.9	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	60.2	40.2	33.0	32.1	26.0
Depreciation and amortization	172.9	166.3	179.6	187.6	206.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	5.3	6.9	8.2	13.2
Provision for income taxes	36.2	126.2	43.6	41.4	58.0
Kennedy Wilson's share of taxes included in unconsolidated investments	2.7	—	1.1	—	—
Share-based compensation	29.0	28.7	32.3	30.2	37.1
EBITDA attributable to noncontrolling interests(1)	(8.2)	(13.3)	(7.5)	(107.6)	(78.0)
Adjusted EBITDA(2)	$591.5	$927.9	$608.0	$728.1	$712.7
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020	2019	2018
Net income	$101.9	$336.4	$107.8	$321.1	$212.1
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	172.9	166.3	179.6	187.6	206.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	5.3	6.9	8.2	13.2
Share-based compensation	29.0	28.7	32.3	30.2	37.1
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(13.5)	(10.5)	(2.5)	(102.0)	(71.5)
Preferred dividends	(28.9)	(17.2)	(17.2)	(2.6)	—
Adjusted Net Income (2)	$264.9	$509.0	$306.9	$442.5	$397.0
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
Net Operating Income

	Years Ended December 31,
	2022			2021		2020
	Consolidated Portfolio	Co-Investment Portfolio		Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	101.9	$178.4		$336.4	$389.0	$107.8	$81.0
Add: Provision for income taxes	36.2	2.7	7.0	126.2	—	43.6	1.0
Less: Income from unconsolidated investments	(178.4)	—		(389.0)	—	(81.0)	—
Less: (Gain) loss on sale of real estate, net	(103.7)	(4.9)		(412.7)	3.1	(338.0)	11.5
Add: Interest expense	220.8	60.1		192.4	40.0	201.9	33.1
Less: (Gain) loss on early extinguishment of debt	(27.5)	—		45.7	—	9.3	—
Less: Other income	(36.1)	17.9		5.0	17.9	2.3	13.7
Less: Sale of real estate	—	(52.0)		—	(39.5)	—	(11.5)
Less: Interest income	(11.7)	—		(8.6)	—	(3.1)	—
Less: Investment management and property services	(46.5)	21.1		(37.4)	(117.9)	(33.1)	(2.6)
Add: Cost of real estate sold	—	40.7		—	36.8	—	13.3
Add: Compensation and related	111.3	—		133.9	—	111.9	—
Add: Share-based compensation	29.0	—		28.7	—	32.3	—
Add: Performance allocation expense	(4.3)	—		42.0	—	0.2	—
Add: General and administrative	37.2	—		33.3	—	34.6	—
Add: Depreciation	172.9	3.8		166.3	5.6	179.6	6.9
Less: Fair value adjustments	—	(110.2)		—	(210.6)	—	(43.9)
Less: NCI adjustments	(6.9)	—		(6.4)	—	(6.0)	—
Net Operating Income	$294.2	$157.6		$255.8	$124.4	$262.3	$102.5

	Years Ended December 31,
	2019		2018
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$321.1	$179.7	$212.1	$78.7
Add: Provision for income taxes	41.4	—	58.0	—
Less: Income from unconsolidated investments	(179.7)	—	(78.7)	—
Less: Gain on sale of real estate, net	(434.4)	(53.5)	(371.8)	(23.0)
Less: Gain on sale of business	—	—	(40.4)	—
Add: Interest expense	214.2	32.1	238.2	26.0
Add: Loss on extinguishment of debt	0.9	—	—	—
Less: Other loss	10.6	8.0	(8.7)	(2.5)
Less: Sale of real estate	—	(26.7)	—	(19.2)
Less: Interest income	(0.3)	—	(1.1)	—
Less: Investment management and property services	(40.6)	(36.2)	(45.3)	(27.5)
Add: Cost of real estate sold	—	23.9	—	18.6
Add: Compensation and related	121.5	—	131.7	—
Add: Share-based compensation	30.1	—	37.1	—
Add: Performance allocation expense	0.1	—	—	—
Add: General and administrative	42.4	—	50.8	—
Add: Depreciation	187.6	8.2	206.1	13.4
Less: Fair value adjustments	—	(57.7)	—	(9.2)
Less: NCI adjustments	(9.7)	—	(19.7)	—
Net Operating Income	$305.2	$77.8	$368.3	$55.3

	December 31, 2022
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$316.7	$—	$122.6	$439.3
Real estate	5,188.1	—	—	5,188.1
Unconsolidated Investments	—	2,238.1	—	2,238.1
Loan purchases and originations	—	149.4	—	149.4
Accounts receivable and other assets	135.1	—	121.8	256.9
Total Assets	$5,639.9	$2,387.5	$244.4	$8,271.8

Accounts payable and accrued expenses	156.6	—	517.8	674.4
Mortgage debt	3,018.0	—	—	3,018.0
KW unsecured debt	—	—	2,062.6	2,062.6
KWE bonds	506.4	—	—	506.4
Total Liabilities	3,681.0	—	2,580.4	6,261.4

Equity	1,958.9	2,387.5	(2,336.0)	2,010.4
Total liabilities and equity	$5,639.9	$2,387.5	$244.4	$8,271.8

	December 31, 2021
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$362.3	$—	$162.5	$524.8
Real estate	5,059.8	—	—	5,059.8
Unconsolidated Investments	—	1,947.6	—	1,947.6
Loan purchases and originations	—	130.3	—	130.3
Accounts receivable and other assets	111.7	—	102.3	214.0
Total Assets	$5,533.8	$2,077.9	$264.8	$7,876.5

Accounts payable and accrued expenses	142.1	—	495.6	637.7
Mortgage debt	2,959.8	—	—	2,959.8
KW unsecured debt	—	—	1,852.3	1,852.3
KWE bonds	622.8	—	—	622.8
Total Liabilities	3,724.7	—	2,347.9	6,072.6

Equity	1,809.1	2,077.9	(2,083.1)	1,803.9
Total liabilities and equity	$5,533.8	$2,077.9	$264.8	$7,876.5
Same property analysis

The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property. Previously, the Company had presented this analysis without adjusting for Kennedy Wilson's ownership interest.

The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$434.9	$434.9	$390.5	$390.5
Hotel Revenues	46.9	46.9	17.1	17.1
Rental (Expenses)	—	(151.2)	—	(132.7)
Hotel (Expenses)	—	(29.5)	—	(12.7)
Consolidated Total	481.8	301.1	407.6	262.2
Less: NCI adjustments (1)	(10.6)	(6.5)	(9.0)	(5.1)
Add: Unconsolidated investment adjustments (2)	140.3	101.2	131.9	94.7
Add: Straight-line and above/below market rents	(3.6)	(3.6)	0.5	0.5
Less: Reimbursement of recoverable operating expenses	(28.3)	—	(22.7)	—
Less: Properties bought and sold (3)	(90.1)	(64.5)	(63.0)	(41.0)
Less: Other properties excluded (4)	(111.9)	(58.5)	(84.8)	(51.1)
Other Reconciling Items (5)	(3.6)	1.3	(10.4)	(7.3)
Same Property	$374.0	$270.5	$350.1	$252.9

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Office - Same Property	$106.5	$90.3	$105.4	$89.7
Multifamily Market Rate Portfolio - Same Property	222.1	148.8	202.2	133.5
Multifamily Affordable Portfolio - Same Property	45.4	31.4	42.5	29.7
Same Property	$374.0	$270.5	$350.1	$252.9
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
Fair Value Investments
Kennedy Wilson records its investments in certain commingled funds it manages and sponsors (the "Funds") that are investment companies under the Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds as discussed in ASC Topic 323, Investments - Equity Method and Joint Ventures in recording its equity in joint venture income from the Funds.
Additionally, Kennedy Wilson elected the fair value option for 67 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
The use of different assumptions to fair value these investments could have material impact on the consolidated statements of income.
See Item 1. Business "Fair Value Investments" for detail on fair value methods and range of inputs that are used as part of valuations.

Performance Allocations

Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and fair value option unconsolidated investments based on the cumulative performance of the fund or underlying investments and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocations to reflect either (a) positive performance resulting in an increase in the performance allocations to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized, resulting in a negative adjustment to performance allocations to the general partner or asset manager. To the extent that a fund or investment has a performance allocation sharing program, a portion of performance allocations will be recorded to performance allocation compensation.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III- Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the “Funds”) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2022, these investments had a fair value of $2,093.7 million.

We identified the evaluation of the fair value of certain unconsolidated investments and commingled funds as a critical audit matter. A high degree of subjectivity was required in applying and evaluating results from procedures over the respective discounted cash flow models used to calculate the fair value of the underlying real estate investments. Specifically, the respective cash flow models were sensitive to changes in certain key assumptions, including discount, terminal capitalization, and overall capitalization rates, which have a significant effect on the determination of fair value of these investments.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III- Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Los Angeles, California
February 22, 2023

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$439.3	$524.8
Accounts receivable, net (including $13.9 and $14.2 of related party)	40.8	36.1
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $882.2 and $838.1)	5,188.1	5,059.8
Unconsolidated investments (including $2,093.7 and $1,794.8 at fair value)	2,238.1	1,947.6
Other assets	216.1	177.9
Loan purchases and originations	149.4	130.3
Total assets(1)	$8,271.8	$7,876.5

Liabilities
Accounts payable	$16.2	$18.6
Accrued expenses and other liabilities	658.2	619.1
Mortgage debt	3,018.0	2,959.8
KW unsecured debt	2,062.6	1,852.3
KWE unsecured bonds	506.4	622.8
Total liabilities(1)	6,261.4	6,072.6

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2022 and December 31, 2021 and Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized and 300,000 shares outstanding as of December 31, 2022	592.5	295.2
Common Stock, $0.0001 par value, 200,000,000 authorized, 137,790,768 and 137,955,479 shares issued outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,679.5	1,679.6
Retained earnings	122.1	192.4
Accumulated other comprehensive loss	(430.1)	(389.6)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,964.0	1,777.6
Noncontrolling interests	46.4	26.3
Total equity	2,010.4	1,803.9
Total liabilities and equity	$8,271.8	$7,876.5

(1) The assets and liabilities as of December 31, 2022 include $169.8 million (including cash held by consolidated investments of $6.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $137.8 million) and $82.4 million (including investment debt of $51.2 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2021 include $189.6 million (including cash held by consolidated investments of $11.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $152.8 million) and $129.2 million (including investment debt of $103.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Income
(Dollars in millions, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenue
Rental	$434.9	$390.5	$403.9
Hotel	46.9	17.1	13.9
Investment management fees (includes $44.8, $35.3, and $22.5 of related party fees, respectively)	44.8	35.3	22.5
Property service fees (includes $0.4, $0.0, and $0.3 of related party fees, respectively)	1.7	2.1	10.6
Loans and other	11.7	8.6	3.1
Total revenue	540.0	453.6	454.0

Income from unconsolidated investments
Principal co-investments	199.5	271.1	78.3
Performance allocations	(21.1)	117.9	2.7
Total income from unconsolidated investments	178.4	389.0	81.0

Gain on sale of real estate, net	103.7	412.7	338.0

Expenses
Rental	151.2	132.7	135.7
Hotel	29.5	12.7	13.8
Compensation and related	111.3	133.9	111.9
Share-based compensation	29.0	28.7	32.3
Performance allocation compensation	(4.3)	42.0	0.2
General and administrative	37.2	33.3	34.6
Depreciation and amortization	172.9	166.3	179.6
Total expenses	526.8	549.6	508.1

Interest expense	(220.8)	(192.4)	(201.9)
Gain (loss) on early extinguishment of debt	27.5	(45.7)	(9.3)
Other income (loss)	36.1	(5.0)	(2.3)
Income before provision for income taxes	138.1	462.6	151.4
Provision for income taxes	(36.2)	(126.2)	(43.6)
Net income	101.9	336.4	107.8
Net (income) loss attributable to the noncontrolling interests	(8.2)	(6.0)	2.3
Preferred dividends	(28.9)	(17.2)	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$64.8	$313.2	$92.9
Basic Earnings per share
Income per basic	$0.47	$2.26	$0.66
Weighted average shares outstanding for basic	136,900,875	138,552,058	139,741,411
Diluted Earnings per share
Income per diluted	$0.47	$2.24	$0.66
Weighted average shares outstanding for diluted	138,567,534	140,132,435	140,347,365
Dividends declared per common share	$0.96	$0.90	$0.88

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2022	2021	2020

Net income	$101.9	$336.4	$107.8
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(71.7)	(58.3)	66.5
Amounts reclassified out of AOCI during the year	(0.8)	2.2	0.8
Unrealized currency derivative contracts gain (loss)	23.4	56.2	(37.8)
Unrealized gain (loss) on interest rate swaps	5.6	3.2	(5.3)
Total other comprehensive (loss) income for the year	(43.5)	3.3	24.2

Comprehensive income	58.4	339.7	132.0
Comprehensive (income) loss attributable to noncontrolling interests	(5.2)	(5.2)	1.7
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$53.2	$334.5	$133.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance	300,000	297.3	—	—	—	—	—	—	297.3
At-the-market equity offering program costs	—	—	—	—	(0.7)	—	—	—	(0.7)
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(834,911)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(551,162)	—	(9.8)	(2.8)	—	—	(12.6)
Stock based compensation	—	—	—	—	29.0	—	—	—	29.0
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(68.7)	(3.0)	(71.7)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	23.4	—	23.4
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4.8	—	4.8
Common stock dividends	—	—	—	—	—	(132.3)	—	—	(132.3)
Preferred stock dividends	—	—	—	—	—	(28.9)	—	—	(28.9)
Net income	—	—	—	—	—	93.7	—	8.2	101.9
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25.7	25.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.8)	(10.8)
Balance, December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shares forfeited	—	—	(237,588)	—	—	—	—	—	—
Restricted stock grants	—	—	619,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(967,536)	—	(20.5)	—	—	—	(20.5)
Shares retired due to common stock repurchase program	—	—	(2,824,665)	—	(50.0)	(12.7)	—	—	(62.7)
Stock based compensation	—	—	—	—	28.7	—	—	—	28.7
Other comprehensive (loss) income:									—
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(55.8)	(0.8)	(56.6)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	56.1	—	56.1
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.7	—	3.7
Common stock dividends	—	—	—	—	—	(125.8)	—	—	(125.8)
Preferred stock dividends	—	—	—	—	—	(17.2)	—	—	(17.2)
Net income	—	—	—	—	—	330.4	—	6.0	336.4
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.8	7.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.7)	(18.7)
Incentive allocations to noncontrolling interests	—	—	—	—	(3.8)	—	—	3.8	—
Balance, December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
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

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$101.9	$336.4	$107.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate, net	(103.7)	(412.7)	(338.0)
Depreciation and amortization	172.9	166.3	179.6
Above/below and straight-line rent amortization	(8.0)	6.8	(10.2)
Uncollectible lease income	8.0	12.9	13.5
Provision for deferred income taxes	18.3	112.2	27.2
Amortization of loan fees	9.1	16.2	0.8
Amortization of discount and accretion of premium and transactional foreign exchange	2.6	2.4	8.5
Unrealized net gain on derivatives	(45.9)	(4.6)	(5.4)
Gain on extinguishment of debt	(27.5)	—	—
Income from unconsolidated investments	(178.4)	(389.0)	(81.0)
Accretion of interest income on loans	—	(0.5)	(0.9)
Share-based compensation expense	29.0	28.7	32.3
Deferred compensation	7.6	56.3	6.4
Operating distributions from unconsolidated investments	78.1	82.2	59.7
Operating distributions from loans	—	—	0.7
Change in assets and liabilities:
Accounts receivable	(13.4)	(0.5)	(9.0)
Other assets	(9.7)	(18.8)	—
Accrued expenses and other liabilities	(8.0)	(24.6)	(4.6)
Net cash provided by (used in) operating activities	32.9	(30.3)	(12.6)
Cash flows from investing activities:
Issuance of loans	(50.9)	(83.4)	(88.6)
Proceeds from collection of loans	34.5	58.1	34.1
Net proceeds from sale of consolidated real estate	325.9	486.4	827.8
Purchases of consolidated real estate	(408.2)	(1,131.8)	(70.1)
Capital expenditures to real estate	(160.9)	(139.2)	(194.1)
Investment in marketable securities	—	—	(12.1)
Proceeds from sale of marketable securities	—	—	10.2
Investing distributions from unconsolidated investments	157.1	82.8	177.5
Contributions to unconsolidated investments	(361.3)	(280.8)	(111.6)
Proceeds from settlement of derivative contracts	112.6	—	32.5
Premiums from settlement of derivative contracts	(10.4)	(30.1)	(17.0)
Proceeds from sale of development project asset	—	—	2.2
Net cash (used in) provided by investing activities	(361.6)	(1,038.0)	590.8
Cash flow from financing activities:
Borrowings under senior notes payable	—	1,804.3	—
Repayment of senior notes payable	—	(1,150.0)	—
Borrowings under line of credit/term loan	528.4	314.3	200.0
Repayment of line of credit/term loan	(325.0)	(438.5)	—
Borrowings under mortgage debt	401.3	1,144.9	296.4
Repayment of mortgage debt	(389.6)	(268.2)	(487.1)
Repayment of KWE Bonds	(65.8)	(504.4)	—
Payment of loan fees	(5.0)	(35.6)	(5.6)
At-the-market equity offering program costs	(0.7)	—	—
Repurchase of common stock	(31.2)	(83.2)	(57.4)
Preferred stock issuance	297.3	—	—
Common stock dividends paid	(134.6)	(123.5)	(126.1)
Preferred stock dividends paid	(25.9)	(17.2)	(13.6)
Borrowings on shareholder loans to noncontrolling interests	—	—	1.2
Contributions from noncontrolling interests	25.8	7.8	4.5
Distributions to noncontrolling interests	(10.8)	(18.7)	(18.9)
Net cash provided by (used in) financing activities	264.2	632.0	(206.6)
Effect of currency exchange rate changes on cash and cash equivalents	(21.0)	(4.0)	19.6
Net change in cash and cash equivalents	(85.5)	(440.3)	391.2
Cash and cash equivalents, beginning of year	524.8	965.1	573.9
Cash and cash equivalents, end of year	$439.3	$524.8	$965.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2022	2021	2020
Cash paid for:
Interest(1)(2)	$214.4	$183.7	$209.7
Income taxes	19.9	16.5	12.6
(1) $4.0 million, $4.1 million, and $4.3 million attributable to non-controlling interests for the years ended December 31, 2022, 2021, and 2020, respectively.
(2) Excludes $3.3 million, $3.2 million, and $3.4 million of capitalized interest during the for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, 2021, and 2020, we have $21.4 million, $24.2 million, and $101.7 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2022, the noncontrolling 51% interest that the Company retained as part of the sale of a 49% ownership interest in the Montiavo multifamily asset in the Western United States ("Montiavo") (see gain on sale of real estate in Note 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet resulting in an increase of $31.9 million to unconsolidated investments.
During the year ended December 31, 2021, the noncontrolling 51% interest that the Company retained in the MF seed portfolio (see gain on sale of real estate in footnote 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet resulting in an increase of $178.8 million to unconsolidated investments.
During the year ended December 31, 2020, the Company deconsolidated its interest in KW Real Estate II ("KW Europe Fund II") that was previously consolidated in the Company's financial statements due to additional investors coming into the fund and the Company no longer controlling it. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $7.8 million to unconsolidated investments for the Company's retained share of the fund were all recorded as non-cash activities.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through its investment management platform. The Company primarily focuses on multifamily and office properties, as well as industrial and debt investments in its Investment Management business in the Western United States, United Kingdom and Ireland. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio involve ownership of multifamily units, office, retail and industrial space and one hotel. The Co-Investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) fees (including, without limitation, asset management fees and construction management fees), (ii) performance allocations that it earns on its fee bearing capital, and (iii) distributions and profits from its ownership interest in the underlying operations of its co-investments.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Kennedy Wilson and voting interest entities which it controls. All intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810, Consolidation, and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
Management fees are primarily comprised of investment management and property services fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. The Company sold its property services group ("Property Services") in the fourth quarter 2020 with the sale of KWP (as further discussed in Note 10 - Related Party Transactions) and will have minimal property services fees going forward from its auction sales and marketing business. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
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
REAL ESTATE ACQUISITIONS — The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any). The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests ("NCI"). Real estate is recorded based on cumulative costs incurred and allocated based on relative fair value. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized as part of the real estate acquired.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate is valued, in part, based on third party valuations and management estimates also using an income approach.

The Company is involved in all stages of real estate ownership, including development. Once a project is in development, consistent with ASC 360 Property Plant, and Equipment costs including interest and real estate taxes and associated costs directly related to the project under development, are capitalized. During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, and constructing the project. Once a project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest and associated costs, are expensed as incurred.
UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate. Investments in unconsolidated investments are accounted for under the equity

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
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
Kennedy Wilson elected the fair value option for 67 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of its current operations.
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of December 31, 2022, the Company has $141.6 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2022 and 2021 the Company collected $6.8 million and $9.6 million of performance allocations. There were no collections of performance allocations during the year ended December 31, 2020.
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
Performance allocation compensation is recognized in the same period that the related performance allocations are recognized and can be reversed during periods when there is a reversal of performance allocations that were previously recognized. As of December 31, 2022, the Company has $37.1 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2022, the Company paid $1.2 million of performance allocation compensation to employees for performance allocations that were realized during the period.
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
December 31, 2022, 2021 and 2020
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Intangibles - Goodwill and Other, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2022, 2021 and 2020.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar. As of December 31, 2022, 2021, and 2020 we have $21.4 million, $24.2 million, and $101.7 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Subtopic 360-10, Property, Plant and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in gain on sale of real estate, net in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
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

COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on derivative instruments.

REPURCHASE OF EQUITY INSTRUMENTS — Upon the decision to retire repurchased equity instruments, Kennedy Wilson records the retirement as a reduction to additional paid in capital for the amount that shares were initially issued at with the excess paid recorded to retained earnings.
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
Kennedy Wilson records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses on the consolidated statements of income.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 and the effect of the adoption of the ASU did not impact the Company’s financial statements.
In June 2016, the FASB updated ASC Topic 326, Financial Instruments - Credit Losses with ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with ASC Topic 842. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements. During the course of 2020 the Company has launched a debt platform originating and acquiring performing loans. As of December 31, 2022, the Company has $149.4 million of investments in loan originations and acquisitions. The Company's current loans are performing and backed by credit worthy borrowers and although the Company does not expect significant credit losses, it will monitor and evaluate loans in accordance with ASU 2016-13.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements. The Company is in the process of converting applicable transaction documents from LIBOR to other reference rates and does not expect any issues with the conversion.
The FASB did not issue any other ASUs during the year ended December 31, 2022 that the Company expects to be applicable and have a material impact on the Company's financial statements.

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2022 and 2021:

	December 31,
(Dollars in millions)	2022	2021
Land	$1,319.2	$1,277.6
Buildings	3,961.9	3,744.1
Building improvements	494.2	545.6
Acquired in-place lease values	295.0	330.6
	6,070.3	5,897.9
Less accumulated depreciation and amortization	(882.2)	(838.1)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,188.1	$5,059.8

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 6.7 years at December 31, 2022.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2022, 2021 and 2020 was $162.7 million, $151.3 million and $165.7 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated relative fair values. The purchase price generally approximates the fair value of the properties as acquisitions are transacted with third-party willing sellers after arms-length negotiations.
During the year ended December 31, 2022, Kennedy Wilson acquired the following consolidated properties which were treated as asset acquisitions:

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

During the year ended December 31, 2021, Kennedy Wilson acquired the following consolidated properties which were treated as asset acquisitions:

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

Gains on Sale of Real Estate, Net
During the years ended December 31, 2022, 2021 and 2020, Kennedy Wilson recognized the following net gains on sale of real estate. Included in the net gains for the year ended December 31, 2022 is an impairment loss of $13.3 million on European non-core retail and office assets. Included in the net gains for year ended December 31, 2021 is an impairment loss of $20.9 million on two retail properties in the United Kingdom and an additional impairment on a residential property in the Western United States. Included in the net gains for year ended December 31, 2020 is a $15.6 million impairment loss on five retail properties in the United Kingdom and a residential property in the Western United States.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated	NCI	Net of NCI
2022	Primarily due to the sale of a 49% equity interest in a multifamily property in Western United States that was previously wholly-owned and controlled by the Company and the sale of a wholly-owned office property in the United Kingdom	$103.7	$(1.0)	$102.7
2021	Primarily due to the sale of a 49% equity interest in nine multifamily properties in Western United States that were previously wholly-owned and controlled by the Company and the sale of 19 office properties in the United Kingdom, one multifamily property in Western United States, three retail properties in Western United States and an office property in Western United States	412.7	(5.4)	407.3
2020	20 industrial properties (including the deconsolidation of previously consolidated real estate as discussed below), 19 retail properties, three office properties, and one multifamily property in United Kingdom, two multifamily properties and two office properties in Ireland, one retail property in Spain, and one multifamily property in the Western United States.	338.0	(0.6)	337.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
Deconsolidation of Previously Consolidated Real Estate
Under ASC Subtopic 610-20, the Company consummated the following transactions that resulted in the deconsolidation of the Company's interests in investments previously consolidated in the Company's financial statements:
During the year ended December 31, 2022, due to the sale and deconsolidation of Montiavo, the Company recognized a $56.7 million gain on sale of real estate, net and generated $30.2 million of cash proceeds for the Company. The gain is due to the sale of the 49% interest to the Company's partner and the recording of the Company's retained 51% interest in unconsolidated investments at the fair value established by the transaction.
During the year ended December 31, 2021, due to the sale and deconsolidation of the assets that make up the MF seed portfolio, the Company recognized a $332.0 million gain on sale of real estate, net and generated $166.4 million of cash proceeds for the Company. The gain is due to the sale of the 49% interest to the Company's partner and the recording of the Company's retained 51% interest in unconsolidated investments at the fair value established by the transaction. The MF seed portfolio and subsequent investments within the separate account are accounted for at fair value as the Company elected to account for this investment under the fair value adoption.
During the year ended December 31, 2020, due to the sale and deconsolidation of the assets that made up the urban logistics properties in the UK ("European Industrial JV") the Company recognized a $126.3 million gain from the sale of real estate, net. The gain is due to the sale of the 80% interest to the Company's partner and the recording of the Company's retained 20% interest in unconsolidated investments at the fair value established by the transaction. The European Industrial JV commenced with investing in an ownership stake in 18 industrial assets located throughout the United Kingdom and subsequent investments within the separate account are accounted for at fair value as the Company elected to account for this investment under the fair value adoption.
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2022:

(Dollars in millions)	Minimum
Rental Revenues(1)
2023	$144.2
2024	127.9
2025	112.8
2026	95.6
2027	76.6
Thereafter	232.6
Total	$789.7
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
Joint Venture and Fund Holdings

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2022:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$857.6	$89.2	$195.9	$158.3	$169.1	$1,470.1
Ireland	378.1	176.7	—	8.0	—	562.8
United Kingdom	—	138.7	—	36.3	30.2	205.2
Total	$1,235.7	$404.6	$195.9	$202.6	$199.3	$2,238.1

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2021:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$592.1	$81.0	$131.0	$189.2	$179.6	$1,172.9
Ireland	389.5	141.1	—	3.1	—	533.7
United Kingdom	—	169.3	—	42.9	28.8	241.0
Total	$981.6	$391.4	$131.0	$235.2	$208.4	$1,947.6

During the year ended December 31, 2022, the change in unconsolidated investments primarily relates to $361.3 million of cash contributions to unconsolidated investments, $235.2 million of distributions from unconsolidated investments, $31.9 million associated with the deconsolidation of Montiavo as discussed in Note 3, $178.4 million of income from unconsolidated investments (including $114.6 million of fair value gains), and a $41.8 million decrease related to other items, which primarily related to foreign exchange movements.
As of December 31, 2022 and December 31, 2021, $2,093.7 million and $1,794.8 million, respectively, of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the year ended December 31, 2022, Kennedy Wilson contributed $361.3 million to joint ventures, primarily to fund new acquisitions in the Company's European Industrial JV and multifamily properties in Western United States with separate account partners and capital calls with respect to the Kona Village hotel development.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2022:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$38.8	$66.6	$11.2	$0.2	$10.2	$10.7	$0.2	$23.5	$60.4	$101.0
Ireland	8.0	38.6	7.3	—	—	4.9	—	—	15.3	43.5
United Kingdom	—	—	1.7	1.3	—	—	0.7	11.3	2.4	12.6
Total	$46.8	$105.2	$20.2	$1.5	$10.2	$15.6	$0.9	$34.8	$78.1	$157.1
Investing distributions resulted primarily from the sales of three multifamily properties and one office property in Fund VI, refinancing and buyouts from limited partners in the VHH portfolio, and distributions from mortgage refinancing on multifamily properties in the Western United States and Ireland. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2022, 2021 and 2020:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Income from unconsolidated investments - operating performance	$80.2	$60.7	$43.4
Income from unconsolidated investments - realized gains from cost basis investments	4.7	—	—
Income from unconsolidated investments - unrealized and realized fair value gains	114.6	213.5	47.2
Income from unconsolidated investments - realized losses and impairment	—	(3.1)	(12.3)
Principal co-investments	199.5	271.1	78.3

(Loss) income from unconsolidated investments - performance allocation	(21.1)	117.9	2.7
	$178.4	$389.0	$81.0
Operating performance is related to underlying performance from unconsolidated investments.

Realized gains during the year ended December 31, 2022, relates to the sale of a legacy multifamily property accounted for at historical cost in the Western United States at a sales price greater than its carrying value.

The decrease in income from unconsolidated investments is due to lower fair value gains and decreases in performance allocations on Western United States multifamily assets and commingled fund assets. The Company had a net fair value gain for the year ended December 31, 2022 as fair value losses on real estate and foreign exchange movements were more than offset by fair value gains on mortgages and interest rate derivatives as detailed below.

Valuations of global market rate multifamily assets in the Company's Western United States and Dublin markets and industrial assets in the United Kingdom were at historic levels at the end of 2021 and into the first quarter of 2022 and the Company has started to see this pull back slightly with cap rate expansion, which led to fair value losses on real estate during the year ended December 31, 2022. The Company also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the GBP and Euro were at historically low levels in relation to the U.S. Dollar during the same period.

Fair value losses on real estate were also offset by fair value gains on fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower interest rates than the current market interest rates as a result of higher base rates and spreads in today's financing market driven by recent rate increases implemented by the Federal Reserve and the European Central Bank ("ECB"). There were also fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates.

VHH has had significant fair value gains in the current year due to gains on its fixed rate property loans and increases in NOI at the properties driven by rental increases and the stabilization of properties that have recently completed development. However, VHH does not have a performance allocation structure associated with the investment, which drove performance allocations being lower in relation to fair value gains.

During the year ended December 31, 2022, the Company recorded a $21.1 million decrease in the accrual for performance allocations relating to its commingled funds and separate account investments as the fair value of assets within these funds decreased. During the year ended December 31, 2022, the Company collected $6.8 million of performance allocations.

The Company evaluates on a quarterly basis the carrying value of its historical cost based investments and to the extent the carrying value is in excess of its fair value, an impairment loss is recorded. Realized losses and impairment are related to asset sales on non-core retail assets in the United Kingdom during the year ended December 31, 2021 and 2020.
Vintage Housing Holdings ("VHH")
As of December 31, 2022 and 2021, the carrying value of the Company's investment in VHH was $272.3 million and $157.9 million, respectively. The total equity income recognized from the Company's investment in VHH was $119.8 million, $41.4 million and $22.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Distributions in the current period primarily relate to the refund of advances on two development projects in which VHH provides cash for the construction costs in advance, and other partners subsequently pay their share of the costs back to VHH, a resyndication and investing distributions from refinancing proceeds. Fair value gains in the current period primarily relate to having long term

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
fixed rate debt that is at substantially lower interest rates than the current market interest rates. There were also fair value gains associated with increases in rents as area median income ("AMI") in the relevant market increased by an average rate of 10% and additional NOI from the stabilization of properties that have recently completed development. Prior period fair value gains primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.

Capital Commitments

As of December 31, 2022, Kennedy Wilson had unfulfilled capital commitments totaling $246.6 million to nine of its unconsolidated joint ventures, including $76.8 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements. In addition to the unfunded capital commitments, the Company has $87.4 million of equity commitments on various development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Summarized Financial Data

VHH
The income from VHH was a significant component of the Company's operations for the year ended December 31, 2022 when it had $119.8 million of income from unconsolidated investments, which consisted of $108.4 million of fair value gains and $11.4 million relating to the Company's ownership in the underlying operations and as such VHH is considered a significant subsidiary for the year ended December 31, 2022. Financial information is provided for December 31, 2021 for comparative purposes.

MF Seed Portfolio
The income from the MF seed portfolio was a significant component of the Company's operations for the year ended December 31, 2021 when it had $92.1 million of income from unconsolidated investments, which consisted of $73.3 million of fair value gains, $15.7 million of performance allocations and $3.2 million relating to the Company's ownership in the underlying operations and as such the MF seed portfolio is considered a significant subsidiary for the year ended December 31, 2021. Financial information is provided for December 31, 2022 for comparative purposes.

The MF seed portfolio had $43.8 million of income from unconsolidated investments, which consisted of $28.6 million of fair value gains, $5.2 million of performance allocations and $9.9 million relating to the Company's ownership in the underlying operations of the properties in the portfolio for the year ended December 31, 2022.

Summarized financial information is provided below:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	VHH		MF Seed Portfolio
	December 31,		December 31,
(Dollars in millions)	2022	2021	2022	2021
Cash and cash equivalents	$37.0	$31.9	$12.4	$10.9
Accounts receivable	4.4	4.9	2.0	2.4
Real estate	1,802.7	1,553.3	970.5	943.5
Other	2.0	—	1.1	1.5
Total assets	$1,846.1	$1,590.1	$986.0	$958.3

Liabilities
Accounts payable and accrued expenses	$17.6	$19.9	$5.4	$5.2
Mortgage debt	1,180.6	1,188.6	448.7	457.0
Total liabilities	1198.2	1,208.5	454.1	462.2

Equity
Kennedy Wilson - investment in unconsolidated investment	271.8	157.9	291.9	268.6
Partners	376.1	223.7	240.0	227.5
Total equity	647.9	381.6	531.9	496.1

Total liabilities and equity	$1,846.1	$1,590.1	$986.0	$958.3

	VHH			MF Seed Portfolio
(Dollars in millions)	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021
Rental income	$131.0	$114.7	$102.1	$64.8	$31.6

Unrealized fair value gains	270.7	77.4	31.3	56.1	140.6

Rental expenses	(41.0)	(34.8)	(31.4)	(21.1)	(8.5)
Interest expense	(45.6)	(37.5)	(31.8)	(17.6)	(8.2)
Other expense	—	(0.1)	(0.9)	(4.1)	(11.8)
Net income	315.1	119.7	69.3	78.1	143.7
Income attributable to partner	(195.3)	(78.3)	(46.5)	(33.0)	(54.8)
Income from unconsolidated investment	$119.8	$41.4	$22.8	$45.1	$88.9

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,093.7	$2,093.7
Net currency derivative contracts	—	7.0	—	7.0
Total	$—	$7.0	$2,093.7	$2,100.7
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,794.8	$1,794.8
Net currency derivative contracts	—	8.5	—	8.5
Total	$—	$8.5	$1,794.8	$1,803.3
Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
Kennedy Wilson elected to use the FV Option for 67 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,891.1 million and $1,568.5 million at December 31, 2022 and 2021, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $202.6 million and $226.3 million at December 31, 2022 and 2021, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 67 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2022	December 31, 2021
FV Option	$1,891.1	$1,568.5
Funds	202.6	226.3
Total	$2,093.7	$1,794.8
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2022	2021	2020
Beginning balance	$1,794.8	$1,136.5	$1,099.3
Unrealized and realized gains, including performance allocations	274.4	390.0	109.8
Unrealized and realized losses	(114.1)	(5.0)	(13.5)
Contributions	348.1	273.8	109.2
Distributions	(188.9)	(144.3)	(189.7)
Foreign exchange	(55.8)	(28.4)	24.5
Other	35.2	172.2	(3.1)
Ending balance	$2,093.7	$1,794.8	$1,136.5
The Other balance for the year ended December 31, 2022 includes $31.9 million related to the sale of a 49% ownership interest in the Montiavo. The Other balance for the year ended December 31, 2021 above includes $178.8 million related to the deconsolidation of nine multifamily assets in the MF seed portfolio during the period. As the increase in unconsolidated investments was due to a non-cash movement the amounts are reflected in Other above. See notes to cash flow statement and Note 3 for further discussion regarding the sale.
The change in unrealized gains and losses on Level 3 investments during 2022 and 2021 for investments still held as of December 31, 2022 and 2021 were gains of $120.8 million and $195.3 million, respectively. The change in unrealized and realized gains and losses are included in principal co-investments within income from unconsolidated investments in the accompanying consolidated statements of income.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
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
The table below describes the range of inputs used as of December 31, 2022 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.80% — 7.50%	8.00% — 9.80%
	Income approach - direct capitalization	3.80% — 5.70%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.20% — 8.70%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.80% — 8.30%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.22% to 7.25%.
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
Ongoing macroeconomic conditions such as, but not limited to, high inflation, central banks raising interest rates to curtail high inflation, currency fluctuations, the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on its business, operations, cash flows and financial condition for the year ended December 31, 2022 and future periods.
Currency Derivative Contracts

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against a portion of certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2022 and 2021, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
The fair value of the currency derivative contracts held as of December 31, 2022 and 2021 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet. See Note 14 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2022:

(Dollars in millions)			December 31, 2022		Year Ended December 31, 2022
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains		Realized Gains	Interest Expense	Cash Paid
Outstanding
EUR	USD	€287.5	$5.2	$12.7	$(0.6)		$(8.7)	$1.8	$—
EUR(1)	GBP	€40.0	0.8	—	0.8		—	—	—
EUR(1)(2)	GBP		—	—	(28.3)		—	—	—
GBP	USD	£545.0	28.3	14.6	10.8		2.2	1.8	—
Total Outstanding			34.3	27.3	(17.3)		(6.5)	3.6	—
Settled
EUR	GBP		—	—	1.1		24.4	2.7	31.9
GBP	USD		—	—	55.7		—	1.8	63.4
Total Settled			—	—	56.8		24.4	4.5	95.3
Total			$34.3	$27.3	$39.5	(3)	$17.9	$8.1	$95.3
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax expense of $16.1 million.

The gains and (losses) recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson.

The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the year ended December 31, 2022, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $73.9 million. As of December 31, 2022, the Company has hedged 91% of the net asset carrying value of its euro

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
denominated investments and 92% of the net asset carrying value of its GBP denominated investments. See Note 14 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Derivatives
The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income (loss) and had fair value gains of $7.4 million and a loss of $4.2 million for the years ended December 31, 2022 and 2021. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $42.4 million and $0.8 million for the years ended December 31, 2022 and 2021. Some of the Company's unconsolidated investments have interest rate caps which resulted in a $16.9 million gain recorded in principal co-investments for the year ended December 31, 2022. During the year end December 31, 2022 the Company refinanced a mortgages with interest rate swaps. Due to the refinancing, the Company recognized $1.1 million to other income for amounts that had previously been recognized to other comprehensive income.
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

Debt liabilities are accounted for at face value plus net unamortized debt premiums. Debt assumed in an asset acquisition, or business combination, is recorded at fair value on the date of acquisition. The fair value as of December 31, 2022 and 2021 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.0 billion and $5.5 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.6 billion and $5.1 billion as of December 31, 2022 and 2021, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 6—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2022	2021
Straight line rent receivable	$42.2	$44.3
Interest rate caps and swaps	41.0	2.3
Hedge assets	34.3	24.5
Goodwill	23.9	23.9
Other	13.7	13.0
Furniture and equipment net of accumulated depreciation of $29.4 and $27.4 at December 31, 2022 and 2021, respectively	13.4	17.6
Prepaid expenses	12.7	13.3
Right of use asset, net	12.2	10.0
Leasing commissions, net of accumulated amortization of $11.1 and $9.7 at December 31, 2022 and 2021, respectively	9.4	8.0
Deferred taxes, net	9.4	12.6
Above-market leases, net of accumulated amortization of $53.0 and $60.4 at December 31, 2022 and 2021, respectively	3.9	8.4
Other Assets	$216.1	$177.9
Depreciation and amortization expense related to the above depreciable assets were $10.2 million, $14.5 million, and $13.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Right of use asset, net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
The Company, as a lessee, has three office leases and three ground leases, which qualify as operating leases, with remaining lease terms of three to 236 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2023	$1.1
2024	1.0
2025	1.4
2026	1.3
2027	1.3
Thereafter	33.8
Total undiscounted rental payments	39.9
Less imputed interest	(27.7)
Total lease liabilities	$12.2
Rental expense was $0.6 million, $0.7 million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expense in the accompanying consolidated statements of income.

NOTE 7—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2022 and 2021:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2022	2021
Multifamily(1)	Western U.S.	$1,692.9	$1,493.1
Commercial(1)	United Kingdom	637.4	683.8
Commercial	Western U.S.	296.6	351.0
Commercial(1)	Ireland	370.7	327.3
Hotel	Ireland	—	82.0
Commercial	Spain	36.9	40.4
Mortgage debt (excluding loan fees)(1)		3,034.5	2,977.6
Unamortized loan fees		(16.5)	(17.8)
Total Mortgage Debt		$3,018.0	$2,959.8
(1) The mortgage debt payable balances include unamortized debt discount or premiums. Debt discount or premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2022 was $0.6 million and the unamortized debt premium as of December 31, 2021 was $2.5 million.
The mortgage debt had a weighted average interest rate of 4.12% and 3.11% per annum as of December 31, 2022 and 2021, respectively. As of December 31, 2022, 65% of Kennedy Wilson's property level debt was fixed rate, 27% was floating rate with interest caps and 8% was floating rate without interest caps, compared to 78% fixed rate, 13% floating rate with interest caps and 9% floating rate without interest caps, as of December 31, 2021.

Mortgage Debt Transactions and Maturities

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
    During the year ended December 31, 2022, four acquisitions were partially financed with mortgages, five existing mortgages were refinanced, one loan was deconsolidated and one existing investments that closed with all equity were subsequently partially financed with mortgage loans. The Company also fully repaid the mortgage that was secured by the Shelbourne Hotel, so that the asset is now unencumbered. The Company and its partner also repaid a mortgage secured by a retail property in the United Kingdom at a discount and recognized a gain on extinguishment of debt of $16.1 million. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans subsequent to December 31, 2022 are as follows:

(Dollars in millions)	Aggregate Maturities
2023(1)	$247.9
2024	186.2
2025	359.9
2026	573.4
2027	378.1
Thereafter	1,289.6
3,035.1
Unamortized debt discount	(0.6)
Unamortized loan fees	(16.5)
Total Mortgage Debt	$3,018.0
(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on the Company's Second A&R Facility.

Subsequent to the year-ended December 31, 2022, the Company resolved a breach of a loan-to-value covenant in a non-recourse loan agreement secured by retail and commercial assets in the United Kingdom. The Company promptly resolved such breach by paying down the mortgage by $9.1 million, $7.6 million of which was held at the properties that serves as the collateral for the subject mortgage. The loan totals $165.8 million or 5.5% of our consolidated mortgage balance at December 31, 2022.

As of December 31, 2022, , the Company was in compliance with all property-level mortgages (other than discussed immediately above) and was current on all payments (principal and interest) with respect to the same.

NOTE 8—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2022 and 2021:

	December 31,
(Dollars in millions)	2022	2021
Credit Facility	$282.0	$75.0
Senior Notes(1)	1,803.5	1,803.9
KW Unsecured Debt	2,085.5	1,878.9
Unamortized loan fees	(22.9)	(26.6)
Total KW Unsecured Debt	$2,062.6	$1,852.3
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of December 31, 2022 and December 31, 2021 was $3.5 million and $3.9 million, respectively.

Borrowings Under Credit Facilities

The Company, through its wholly-owned subsidiary, Kennedy-Wilson, Inc. (the "Borrower"), has a $500 million unsecured revolving credit facility (the "Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to London Interbank Borrowing Rate ("LIBOR") plus between 1.75% and 2.50%, depending on the consolidated leverage

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by one year.
The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million.
As of December 31, 2022, the Company was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
As of December 31, 2022, the Company had $282.0 million outstanding on the Second A&R Facility with $218.0 million available to be drawn.
The average outstanding borrowings under credit facilities was $208.0 million during the year ended December 31, 2022.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
    As of December 31, 2020, Kennedy Wilson, Inc. had $1.2 billion of 5.875% Senior Notes due 2024 (the "2024 notes"). On January 27, 2021 the Company announced a tender offer for up to $1.0 billion aggregate principal amount of outstanding 2024 notes. On February 9, 2021, $576.9 million aggregate principal amount of the 2024 notes were tendered. As a result of the tender offer the Company recognized $14.8 million of loss on early extinguishment of debt due to the tender premium and the proportionate write off of capitalized loan fees and debt discount associated with the bonds retired as part of the tender offer. On April 1, 2021 the Company redeemed the remaining $573.1 million of the 2024 notes using cash on hand from the proceeds of the 2029 notes and 2031 notes. As a result of the redemption the Company recognized an additional $11.7 million of loss on early extinguishment of debt during the year ended December 31, 2021.
The indentures governing the notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of December 31, 2022, the maximum balance sheet leverage ratio was 1.15 to 1.00. See Note 17 for the guarantor and non-guarantor financial statements.
As of December 31, 2022, the Company was in compliance with all financial covenants.

NOTE 9—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2022 and 2021:

	December 31,
(Dollars in millions)	2022	2021
KWE Euro Medium Term Note Programme	507.1	624.1
Unamortized loan fees	(0.7)	(1.3)
Total KWE Unsecured Bonds	$506.4	$622.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2022 and 2021 was $1.5 million and $2.1 million, respectively.
KWE issued senior unsecured notes for an aggregate principal amount of (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in 2025.  KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets and has designated the KWE Notes as a net investment hedge under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2022, Kennedy Wilson recognized a loss of $28.3 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. During the year ended December 31, 2022, KWE launched a cash tender offer for up to €150.0 million in aggregate nominal amount of the KWE Notes and accepted all of the €75.0 million (approximately $80.3 million, based on December 31, 2022 rates) in aggregate nominal amount of KWE Notes validly tendered pursuant to the tender offer for a purchase price equal to 82% of the nominal amount of the KWE Notes, which resulted in a gain on extinguishment of debt of $13.9 million.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
As of December 31, 2022, KWE was in compliance with these financial covenants.
NOTE 10—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which the Company has an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $45.2 million, $35.3 million and $22.8 million for the periods ended December 31, 2022, 2021 and 2020, respectively.
The Company provides investment and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2022, 2021 and 2020 fees of $0.4 million, $0.8 million and $1.1 million, respectively, were eliminated in consolidation.
On October 2, 2020, the Company completed the sale of Kennedy-Wilson Properties, Ltd. (“KWP”), a wholly-owned subsidiary of the Company operating in the third-party real estate services industry, including, property management, commercial brokerage (leasing and sale), facilities management and lease administration, to an entity controlled by certain members of KWP management (the “Purchaser”). As part of the transaction and in exchange for an annual fee, the Company will provide certain services to KWP, including the use of certain office space and information technology related services, in addition to a license to use its trademark in connection with the operation of its business for a period of two years, with a two-year extension option exercisable by the Purchaser subject to certain conditions being met. The Purchaser exercised their option to extend the license to use the Company's trademark in 2022. The Company also provided financing to the Purchaser in connection with its purchase of KWP as well as a three-year line of credit. As of the closing date, the Purchaser will employ the approximately 110 employees and 25 independent contractors previously employed by KWP.

NOTE 11—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2022	2021	2020
Domestic	$88.5	$447.6	$(37.0)
Foreign	49.6	14.9	188.4
Total	$138.1	$462.5	$151.4

The U.S. and foreign components of provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	Year ended December 31,
(Dollars in millions)	2022	2021	2020
Federal
Current	$—	$—	$—
Deferred	3.6	94.4	23.3
	3.6	94.4	23.3
State
Current	0.3	(0.2)	1.5
Deferred	11.3	9.1	0.4
	11.6	8.9	1.9
Foreign
Current	17.6	14.2	14.9
Deferred	3.4	8.7	3.5
	21.0	22.9	18.4

Total	$36.2	$126.2	$43.6

A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2022	2021	2020
Tax computed at the statutory rate	$29.0	$97.1	$31.8
Tax deduction in excess of book compensation from restricted stock vesting	—	—	0.1
Domestic permanent differences, primarily disallowed executive compensation	7.8	8.1	7.2
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	1.7	8.2	2.0
Effect of foreign operations, net of foreign tax credit	(8.8)	7.4	(3.7)
Noncontrolling interests	(1.1)	(2.6)	(0.9)
State income taxes, net of federal benefit	2.8	7.0	2.9
Other	4.8	1.0	4.2
Provision for income taxes	$36.2	$126.2	$43.6
Cumulative tax effects of temporary differences are shown below at December 31, 2022 and 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	Year ended December 31,
(Dollars in millions)	2022	2021
Deferred tax assets:
Foreign currency translation	$5.0	$2.7
Net operating loss carryforward and credits	152.0	172.4
Depreciation and amortization	51.5	—
Investment basis difference	90.7	96.8
Stock option expense	2.0	2.2
Hedging transactions	10.0	7.8
Lease liability	0.1	0.1
Accrued reserves	9.5	11.1
Total deferred tax assets	320.8	293.1
Valuation allowance	(265.9)	(257.1)
Net deferred tax assets	54.9	36.0

Deferred tax liabilities:
Investment basis and reserve differences	344.9	285.4
Depreciation and amortization	—	3.9
Right of use asset	0.1	0.1
Prepaid expenses and other	3.7	2.2
Capitalized interest	1.0	1.3
Total deferred tax liabilities	349.7	292.9

Deferred tax liability, net	$(294.8)	$(256.9)

During 2019, the United Kingdom enacted a Finance Act, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective on April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate held for investment purposes. Transitional provisions allowed for rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"). Accordingly, only gains arising from property value increases after April 5, 2019 are subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable. Therefore, a full valuation allowance was recorded against the UK deferred tax asset. During fiscal year 2022, the valuation allowance on the UK Basis Step-Up increased to $143.1 million, primarily due to current year depreciation expense.

During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, and every period thereafter. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not recognition threshold. During the years ended December 31, 2021, 2020 and 2019, a portion of the excess tax basis over book basis in KWE reversed as a result of lower tax gains on sales of real estate. During the year ended December 31, 2022, our excess tax basis over book basis in KWE increased due to

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
unrealized foreign currency losses that are not currently deductible for tax. As of December 31, 2022, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance were $76.0 million and $75.4 million, respectively.
As of December 31, 2022, Kennedy Wilson had federal, California and other state net operating losses of $3.4 million, $90.9 million, and $11.2 million, respectively. The entirety of the $3.4 million federal net operating loss carryforwards were generated after December 31, 2017 and do not expire. However, such losses are only eligible to offset 80% of taxable income in a given year. California net operating losses begin to expire in 2034. As of December 31, 2022, Kennedy Wilson had $175.5 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $92.0 million, of which $0.5 million begin to expire in December 2023.
The Company's valuation allowance on deferred tax assets increased by $8.8 million in 2022 and increased by $52.7 million in 2021. The increase in the valuation allowance during 2022 primarily relates to additional valuation allowance recorded on the Company's UK Basis Step-Up deferred tax asset as a result of depreciation. The increase in the 2021 valuation allowance principally relates to remeasuring the UK Basis Step Up deferred tax asset from 19% to 25%.
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
Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2019 through 2021 and 2017 through 2021, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2018 through 2021. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 12—COMMITMENTS AND CONTINGENCIES
CAPITAL COMMITMENTS—As of December 31, 2022 and 2021, the Company has unfunded capital commitments of $246.6 million and $113.7 million to its joint ventures under the respective operating agreements. It also has commitments of $17.7 million and $21.6 million as of December 31, 2022 and 2021 to its loan platform. In addition to the unfunded capital commitments on its joint venture investments, the Company has $87.4 million of equity commitments relating on consolidated and unconsolidated development projects as of December 31, 2022. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.
NOTE 13—STOCK COMPENSATION AND OTHER RELATED PLANS

The Company maintains a shareholder-approved equity participation plan (the “Second Amended and Restated Plan”) under which shares of common stock are reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The Second Amended and Restated Plan also allows for share recycling on net settled restricted stock awards, restricted stock unit awards, performance unit awards and performance share awards. Named Executive Officers ("NEO") participate in the Second Amended and Restated Plan. During the years ended December 31, 2022, 2021 and 2020, the compensation committee of the board of directors approved the total grant of 2.8 million shares of performance-based restricted stock units, 2.4 million shares of performance-based restricted stock units and 0.1 million shares of performance-based restricted shares of Company common stock and 2.0 million of performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”), and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate Index during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE awards and time-based awards. Certain ROE awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. As of December 31, 2022, there was $32.4 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2022, 2021 and 2020 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2022, 2021 and 2020 were 834,911 shares, 967,536 shares, and 571,983 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2022, 2021 and 2020, total payments for the employees’ tax obligations to the taxing authorities were $18.6 million, $20.5 million, and $11.6 million respectively. These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
During the years ended December 31, 2022, 2021 and 2020, Kennedy Wilson recognized $29.0 million, $28.7 million, and $32.3 million, respectively, of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2022, 2021 and 2020:

Shares
Nonvested at December 31, 2020	3,453,768
Granted	619,945
Vested	(2,522,019)
Forfeited	(237,588)
Nonvested at December 31, 2021	1,314,106
Granted	1,221,362
Vested	(834,910)
Forfeited	—
Nonvested at December 31, 2022	1,700,558
Non-NEO Deferred Compensation Program and Performance Allocation Sharing Program

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning in 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2022, 2021 and 2020 the Company recognized compensation expense of $9.2 million, $11.8 million and $6.4 million, respectively, under the Deferred Cash Bonus Program.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
The Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocation earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company, sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vests upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation expense. During the years ended December 31, 2022, 2021 and 2020 the Company recognized $(4.3) million, $42.0 million and $0.2 million, respectively, of performance allocation compensation to employees.

NOTE 14—EQUITY

Preferred Stock

In October 2019, the Company announced the issuance of a $300 million perpetual preferred equity investment in Kennedy Wilson by affiliates of Eldridge Industries (collectively, "Eldridge"). Under the terms of the agreement, Eldridge purchased $300 million in cumulative perpetual convertible preferred stock carrying a 5.75% annual dividend rate, with an initial conversion price of $25.00 per share. The preferred stock is callable by Kennedy Wilson on and after October 15, 2025.

On March 8, 2022, the Company announced the issuance of its $300 million cumulative perpetual preferred stock, in addition to approximately 13 million of its warrants to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"). Under the terms of the agreements, Fairfax purchased $300 million in cumulative perpetual preferred stock carrying a 4.75% annual dividend rate and approximately 13 million 7-year warrants, which are initially convertible to the same number of common shares with and an initial exercise price of $23.00 per share.

Both perpetual preferred stock issuances are treated as permanent equity.

At-the-Market Equity Offering Program
In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts as the Company may determine from time to time. During the year ended December 31, 2022, the Company did not issue any shares under its ATM Program.

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
During the year ended December 31, 2022, Kennedy Wilson repurchased and retired 551,162 shares for $12.6 million. During the year ended December 31, 2021, Kennedy Wilson repurchased and retired 2,824,665 shares for $62.7 million under the previous stock repurchase program.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. See Note 14 for more detail.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2022		Year Ended December 31, 2021
	Declared	Paid	Declared	Paid
Preferred Stock	$28.9	$25.9	$17.2	$17.2
Common Stock(1)	132.3	134.6	125.8	123.5
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

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/31/2021	1/6/2022	$0.2400	$0.0908	$0.1492
3/31/2022	4/7/2022	0.2400	0.0908	0.1492
6/30/2022	7/7/2022	0.2400	0.0908	0.1492
9/30/2022	10/6/2022	0.2400	0.0908	0.1492
	Totals	$0.9600	$0.3632	$0.5968
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2021	$(88.2)	$58.6	$(1.6)	$(31.2)
Unrealized (losses) gains, arising during the period	(73.9)	39.5	7.4	(27.0)
Taxes on unrealized losses (gains), arising during the period	2.2	(16.1)	(1.8)	(15.7)
Amounts reclassified out of AOCI during the period, gross	—	—	(1.1)	(1.1)
Amounts reclassified out of AOCI during the period, taxes	—	—	0.3	0.3
Noncontrolling interest	3.0	—	—	3.0
Balance at December 31, 2022	$(156.9)	$82.0	$3.2	$(71.7)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized losses on foreign currency translation is a result of the weakening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2022.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro and GBP) of certain of its wholly-owned and consolidated subsidiaries. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

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
The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2022	2021	2020
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$64.8	$313.2	$92.9

Weighted-average shares outstanding for basic	136,900,875	138,552,058	139,741,411
Income per share - basic	$0.47	$2.26	$0.66
Weighted average shares outstanding for diluted	138,567,534	140,132,435	140,347,365
Income per share - diluted	$0.47	$2.24	$0.66
There was a total of 26,958,511, 13,572,590 and 13,236,896 during the years ended December 31, 2022, 2021 and 2020, respectively, potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020
No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.

The following tables summarize the income and expense activity by segment for the years ended December 31, 2022, 2021 and 2020 and total assets as of December 31, 2022 and 2021.

	Year Ended December 31, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$434.9	$—	$—	$434.9
Hotel	46.9	—	—	46.9
Investment management fees	—	44.8	—	44.8
Property services fees	—	—	1.7	1.7
Loans and other	—	11.7	—	11.7
Total revenue	481.8	56.5	1.7	540.0

Income from unconsolidated investments
Principal co-investments	—	199.5	—	199.5
Performance allocations	—	(21.1)	—	(21.1)
Income from unconsolidated investments	—	178.4	—	178.4

Gain on sale of real estate, net	103.7	—	—	103.7

Expenses
Rental	151.2	—	—	151.2
Hotel	29.5	—	—	29.5
Compensation and related	41.5	44.6	25.2	111.3
Share-based compensation	—	—	29.0	29.0
Performance allocation compensation	—	(4.3)	—	(4.3)
General and administrative	14.7	14.8	7.7	37.2
Depreciation and amortization	172.9	—	—	172.9
Total expenses	409.8	55.1	61.9	526.8
Interest expense	(128.2)	—	(92.6)	(220.8)
Gain on early extinguishment of debt	27.5	—	—	27.5
Other income	20.8	—	15.3	36.1
Provision for income taxes	(21.0)	—	(15.2)	(36.2)
Net income (loss)	74.8	179.8	(152.7)	101.9
Net income attributable to noncontrolling interests	(8.2)	—	—	(8.2)
Preferred dividends	—	—	(28.9)	(28.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$66.6	$179.8	$(181.6)	$64.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	Year Ended December 31, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$390.5	$—	$—	$390.5
Hotel	17.1	—	—	17.1
Investment management fees	—	35.3	—	35.3
Property services fees	—	—	2.1	2.1
Loans and other	—	8.6	—	8.6
Total revenue	407.6	43.9	2.1	453.6

Income from unconsolidated investments
Principal co-investments	—	271.1	—	271.1
Performance allocations	—	117.9	—	117.9
Income from unconsolidated investments	—	389.0	—	389.0

Gain on sale of real estate, net	412.7	—	—	412.7

Expenses
Rental	132.7	—	—	132.7
Hotel	12.7	—	—	12.7
Compensation and related	60.4	40.4	33.1	133.9
Share-based compensation	—	—	28.7	28.7
Performance allocation compensation	—	42.0	—	42.0
General and administrative	18.5	8.5	6.3	33.3
Depreciation and amortization	166.3	—	—	166.3
Total expenses	390.6	90.9	68.1	549.6
Interest expense	(119.1)	—	(73.3)	(192.4)
Loss on extinguishment of debt	(19.2)	—	(26.5)	(45.7)
Other loss	(4.7)	—	(0.3)	(5.0)
Provision for income taxes	(23.0)	—	(103.2)	(126.2)
Net income (loss)	263.7	342.0	(269.3)	336.4
Net income attributable to noncontrolling interests	(6.0)	—	—	(6.0)
Preferred dividends	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$257.7	$342.0	$(286.5)	$313.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	Year Ended December 31, 2020

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$403.9	$—	$—	$403.9
Hotel	13.9	—	—	13.9
Investment management fees	—	22.5	—	22.5
Property services fees	—	—	10.6	10.6
Loans and other	—	3.1	—	3.1
Total revenue	417.8	25.6	10.6	454.0

Income from unconsolidated investments
Principal co-investments	—	78.3	—	78.3
Performance allocations	—	2.7	—	2.7
Income from unconsolidated investments	—	81.0	—	81.0

Gain on sale of real estate, net	338.0	—	—	338.0

Expenses
Rental	135.7	—	—	135.7
Hotel	13.8	—	—	13.8
Compensation and related	59.7	20.8	31.4	111.9
Share-based compensation	—	—	32.3	32.3
Performance allocation compensation	—	0.2	—	0.2
General and administrative	20.6	5.9	8.1	34.6
Depreciation and amortization	179.6	—	—	179.6
Total expenses	409.4	26.9	71.8	508.1
Interest expense	(132.4)	—	(69.5)	(201.9)
Loss on extinguishment of debt	(9.3)	—	—	(9.3)
Other loss	(1.4)	—	(0.9)	(2.3)
Provision for income taxes	(18.4)	—	(25.2)	(43.6)
Net income (loss)	184.9	79.7	(156.8)	107.8
Net loss attributable to noncontrolling interests	2.3	—	—	2.3
Preferred dividends	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$187.2	$79.7	$(174.0)	$92.9

	December 31,
(Dollars in millions)	2022	2021
Assets
Consolidated	$5,684.1	$5,473.9
Co-investment	2,387.5	2,077.9
Corporate	200.2	324.7
Total assets	$8,271.8	$7,876.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

	December 31,
(Dollars in millions)	2022	2021	2020
Expenditures for long lived assets
Investments	$(569.1)	$(1,271.0)	$(264.2)
Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
United States	$317.5	$278.1	$277.3
Europe	222.5	175.5	176.7
Total revenue	$540.0	$453.6	$454.0

NOTE 17—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2022 and 2021, respectively; consolidating statements of income for the years ended December 31, 2022, 2021 and 2020, respectively; of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2022 or 2021 and for the years ended December 31, 2022, 2021 or 2020.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2022 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$91.5	$59.6	$288.2	$—	$439.3
Accounts receivable	—	0.1	18.2	22.5	—	40.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,656.8	3,531.3	—	5,188.1
Unconsolidated investments	—	15.9	698.6	1,523.6	—	2,238.1
Investments in and advances to consolidated subsidiaries	2,009.0	4,289.3	2,850.0	—	(9,148.3)	—
Other assets	—	85.7	50.5	79.9	—	216.1
Loan purchases and originations	—	5.8	111.6	32.0	—	149.4
Total assets	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Liabilities
Accounts payable	—	0.5	4.0	11.7	—	16.2
Accrued expenses and other liabilities	45.0	416.2	76.5	120.5	—	658.2
Mortgage debt	—	—	1,075.5	1,942.5	—	3,018.0
KW unsecured debt	—	2,062.6	—	—	—	2,062.6
KWE unsecured bonds	—	—	—	506.4	—	506.4
Total liabilities	45.0	2,479.3	1,156.0	2,581.1	—	6,261.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,964.0	2,009.0	4,289.3	2,850.0	(9,148.3)	1,964.0
Noncontrolling interests	—	—	—	46.4	—	46.4
Total equity	1,964.0	2,009.0	4,289.3	2,896.4	(9,148.3)	2,010.4
Total liabilities and equity	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$116.4	$69.1	$339.3	$—	$524.8
Accounts receivable	—	—	16.0	20.1	—	36.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,729.1	3,330.7	—	5,059.8
Unconsolidated investments	—	14.8	618.0	1,314.8	—	1,947.6
Investments in and advances to consolidated subsidiaries	1,821.9	3,859.2	2,488.1	—	(8,169.2)	—
Other assets	—	65.9	51.6	60.4	—	177.9
Loan purchases and originations	—	6.1	61.5	62.7	—	130.3
Total assets	$1,821.9	$4,062.4	$5,033.4	$5,128.0	$(8,169.2)	$7,876.5

Liabilities
Accounts payable	$—	$1.0	$4.0	$13.6	$—	$18.6
Accrued expenses and other liabilities	44.3	387.2	78.0	109.6	—	619.1
Mortgage debt	—	—	1,092.2	1,867.6	—	2,959.8
KW unsecured debt	—	1,852.3	—	—	—	1,852.3
KWE unsecured bonds	—	—	—	622.8		622.8
Total liabilities	44.3	2,240.5	1,174.2	2,613.6	—	6,072.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,777.6	1,821.9	3,859.2	2,488.1	(8,169.2)	1,777.6
Noncontrolling interests	—	—	—	26.3	—	26.3
Total equity	1,777.6	1,821.9	3,859.2	2,514.4	(8,169.2)	1,803.9
Total liabilities and equity	$1,821.9	$4,062.4	$5,033.4	$5,128.0	$(8,169.2)	$7,876.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2022 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.2	$225.1	$314.7	$—	$540.0

Total income from unconsolidated investments	—	1.1	12.0	165.3	—	178.4

Gain on sale of real estate, net	—	—	68.1	35.6	—	103.7

Total expenses	29.0	92.7	172.5	232.6	—	526.8

Income from consolidated subsidiaries	130.8	314.4	230.7	—	(675.9)	—
Interest expense	—	(92.6)	(41.8)	(86.4)	—	(220.8)
Gain on early extinguishment of debt	—	—	(1.6)	29.1	—	27.5
Other income (loss)	0.1	15.6	(1.3)	21.7	—	36.1
Income before provision from income taxes	101.9	146.0	318.7	247.4	(675.9)	138.1
Provision for income taxes	—	(15.2)	(4.3)	(16.7)	—	(36.2)
Net income	101.9	130.8	314.4	230.7	(675.9)	101.9
Net income attributable to the noncontrolling interests	—	—	—	(8.2)	—	(8.2)
Preferred dividends	(28.9)	—	—	—	—	(28.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$73.0	$130.8	$314.4	$222.5	$(675.9)	$64.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenues	$—	$0.3	$208.8	$244.5	$—	$453.6

Income from unconsolidated investments	—	3.2	99.0	286.8	—	389.0

Gain on sale of real estate, net	—	(1.7)	129.6	284.8	—	412.7

Total expenses	31.8	108.1	214.8	194.9	—	549.6

Income from consolidated subsidiaries	368.2	676.8	508.7	—	(1,553.7)	—
Interest expense	—	(73.3)	(43.3)	(75.8)		(192.4)
Loss on early extinguishment of debt	—	(26.5)	(0.6)	(18.6)	—	(45.7)
Other income (loss)	—	0.7	(1.2)	(4.5)		(5.0)
Income before provision for income taxes	336.4	471.4	686.2	522.3	(1,553.7)	462.6
Provision for income taxes	—	(103.2)	(9.4)	(13.6)	—	(126.2)
Net income	336.4	368.2	676.8	508.7	(1,553.7)	336.4
Net income attributable to the noncontrolling interests	—	—	—	(6.0)	—	(6.0)
Preferred dividends	(17.2)	—	—	—	—	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$319.2	$368.2	$676.8	$502.7	$(1,553.7)	$313.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2022, 2021 and 2020

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2020 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total

Total revenue	$—	$—	$218.6	$235.4	$—	$454.0

Income from unconsolidated investments	—	0.6	(0.6)	81.0	—	81.0

Gain on sale of real estate, net	—	—	65.9	272.1	—	338.0

Total expenses	33.5	86.7	201.0	186.9	—	508.1

Income from consolidated subsidiaries	141.3	320.1	294.0	—	(755.4)	—
Interest expense	—	(69.5)	(48.6)	(83.8)	—	(201.9)
Loss on early extinguishment of debt	—	—	(3.7)	(5.6)	—	(9.3)
Other income (loss)		2.0	(3.8)	(0.5)	—	(2.3)
Income before provision for income taxes	107.8	166.5	320.8	311.7	(755.4)	151.4
Provision for income taxes	—	(25.2)	(0.7)	(17.7)	—	(43.6)
Net income	107.8	141.3	320.1	294.0	(755.4)	107.8
Net loss attributable to the noncontrolling interests	—	—	—	2.3	—	2.3
Preferred dividends	(17.2)	—	—	—	—	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$90.6	$141.3	$320.1	$296.3	$(755.4)	$92.9

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2022(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.8	$11.5	$54.3	$65.8	$(10.3)	39 years	1955/1981/1982	2013
Retail	Mountain West	1.1	0.5	1.2	0.4	0.5	1.7	2.2	(0.4)	39 years	1981	2013
Retail	Mountain West	3.5	2.6	5.6	1.2	2.6	6.9	9.5	(1.5)	39 years	1980/1983	2013
Retail	Southern California	27.0	9.1	14.0	13.8	9.1	27.8	36.9	(4.9)	39 years	1985	2014
Commercial portfolio	United Kingdom	—	16.6	3.9	5.6	1.2	15.5	16.7	(3.3)	39 years	Various	2014
Commercial portfolio	United Kingdom	30.2	47.9	249.0	10.9	28.5	182.6	211.1	(46.9)	39 years	Various	2014
Office	Ireland	71.6	8.2	102.6	—	6.4	80.7	87.1	(17.1)	39 years	2003	2014
Retail	Ireland	80.8	59.8	83.1	24.3	46.9	88.7	135.6	(15.8)	39 years	1966/2005	2014
Office	Ireland	61.6	20.4	73.8	5.4	16.1	63.4	79.5	(14.9)	39 years	1980	2014
Office	United Kingdom	173.6	85.3	232.0	26.6	74.1	204.0	278.1	(55.0)	39 years	2003	2014
Retail	United Kingdom	—	6.2	109.5	7.3	4.5	87.2	91.7	(19.0)	39 years	2010	2014
Office	Southern California	22.4	31.8	60.6	22.1	31.8	82.6	114.4	(18.5)	39 years	1982	2015
Office	Southern California	28.8	11.6	36.5	5.3	11.6	41.8	53.4	(10.3)	39 years	1968	2015
Office	Southern California	35.0	20.7	47.9	26.1	20.7	53.9	74.6	(12.0)	39 years	1982	2015
Commercial portfolio	United Kingdom	165.8	86.7	159.7	7.8	58.7	108.6	167.3	(21.5)	39 years	Various	2015
Office portfolio	United Kingdom	—	19.0	41.2	17.6	20.0	41.4	61.4	(5.6)	39 years	Various	2015
Retail	Spain	36.9	27.1	46.2	12.7	28.4	61.1	89.5	(9.8)	39 years	1995	2015
Office portfolio	Italy	—	26.3	74.8	0.6	30.1	86.2	116.3	(15.4)	39 years	Various	2015
Retail	Mountain West	6.0	2.0	9.5	4.3	2.0	13.8	15.8	(1.8)	39 years	1961	2016
Office building	Ireland	—	2.0	11.9	0.2	1.9	11.7	13.6	(2.0)	39 years	2007	2016
Office portfolio	United Kingdom	61.4	32.1	70.4	5.9	26.8	64.6	91.4	(11.3)	39 years	Various	2016
Office	Ireland	37.5	4.2	64.0	2.0	3.9	61.5	65.4	(10.2)	39 years	2009	2016
Office	Pacific Northwest	77.0	30.6	106.0	3.6	30.6	109.6	140.2	(15.4)	39 years	1999/2001	2017
Office	Ireland	15.9	4.9	18.5	8.0	4.4	24.8	29.2	(2.7)	39 years	1841	2017
Office	Ireland	52.0	11.0	—	2.0	10.1	52.6	62.7	(1.1)	39 years	1840/2000	2017
Office	Northern California	60.7	23.5	57.3	5.3	23.5	62.6	86.1	(4.8)	39 years	2000	2019
Office	United Kingdom	118.1	71.2	177.9	—	62.0	155.0	217.0	(5.8)	39 years	2019	2021
Office	United Kingdom	38.5	25.3	54.8	0.5	22.7	49.4	72.1	(1.3)	39 years	2001/2007	2021
Office	United Kingdom	49.8	25.5	74.1	0.8	23.0	67.4	90.4	(1.7)	39 years	2004	2022

Office	Ireland	51.4	0.5	3.4	49.9	0.5	59.2	59.7	(0.6)	39 years	Various	2015
Multifamily
366-unit asset	Mountain West	50.4	9.1	36.3	13.8	9.1	50.1	59.2	(20.9)	39 years	2000	2012
1,008-unit asset	Northern California	175.0	62.3	152.5	24.9	62.3	177.4	239.7	(46.2)	39 years	1988	2015
460-unit asset	Southern California	46.7	13.2	53.0	7.1	13.2	60.1	73.3	(14.9)	39 years	1988	2015
204-unit asset	Mountain West	14.3	2.0	17.6	4.2	1.9	21.8	23.7	(5.3)	39 years	1999	2016
168-unit asset	Mountain West	10.9	1.8	13.1	4.0	1.8	17.0	18.8	(4.3)	39 years	1992	2016
430-unit asset	Pacific Northwest	61.0	12.8	67.4	5.5	12.8	72.9	85.7	(14.1)	39 years	2006	2016
386-unit asset	Southern California	66.0	—	81.4	9.4	—	90.8	90.8	(18.0)	39 years	2002	2016
Land	Southern California	—	0.6	—	—	27.9	—	27.9	—	39 years	N/A	2018
300-unit asset	Mountain West	39.0	4.8	29.2	6.6	4.8	35.8	40.6	(6.5)	39 years	1995	2017
210-unit asset	Pacific Northwest	44.5	11.0	46.7	1.2	11.0	47.9	58.9	(6.9)	39 years	2007	2017
200-unit asset	Mountain West	20.6	1.4	25.9	1.2	1.4	27.1	28.5	(4.0)	39 years	2012	2017
172-unit asset	Mountain West	—	0.2	—	—	34.3	—	34.3	—	39 years	N/A	2018
264-unit asset	Pacific Northwest	24.2	6.4	44.9	5.8	6.4	50.7	57.1	(8.1)	39 years	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	1.1	26.8	108.5	135.3	(14.4)	39 years	2016	2017
179-unit asset	Pacific Northwest	33.2	11.9	47.4	1.9	11.9	49.4	61.3	(6.8)	39 years	2013	2017
88-unit asset	Mountain West	8.6	2.6	10.4	1.8	2.6	12.2	14.8	(2.2)	39 years	1988	2018
492-unit asset	Mountain West	59.1	15.8	63.2	7.9	15.9	71.1	87.0	(11.3)	39 years	1985	2018
66-unit asset	Mountain West	8.0	0.8	—	—	0.7	9.2	9.9	(0.5)	39 years	2021	2018
89-unit asset	Mountain West	10.2	2.1	—	—	2.0	21.0	23.0	(0.2)	39 years	N/A	2018
293-unit asset	Mountain West	19.9	7.2	28.8	1.1	7.2	29.9	37.1	(3.8)	39 years	1995	2018
188-unit asset	Mountain West	13.5	4.9	19.7	7.9	4.9	27.5	32.4	(4.7)	39 years	1985	2018
120-unit asset	Mountain West	32.3	5.7	—	0.4	1.9	38.1	40.0	(2.2)	39 years	2021	2018
277-unit asset	Mountain West	62.2	4.0	—	6.9	2.7	55.3	58.0	(3.8)	39 years	2021	2019
10-unit asset	Mountain West	—	—	—	—	—	2.3	2.3	(0.1)	39 years	2021	2019
360-unit asset	Mountain West	70.0	16.4	65.7	1.9	16.4	67.6	84.0	(5.4)	39 years	2015	2019
260-unit asset	Mountain West	39.4	13.4	53.6	2.9	13.4	56.6	70.0	(3.4)	39 years	2014	2020
280-unit asset	Mountain West	39.6	13.3	53.2	0.2	13.3	53.4	66.7	(2.3)	39 years	2019	2021
Land	Mountain West	—	—	—	—	1.0	—	1.0	—	39 years	N/A	2021
344-unit asset	Mountain West	39.2	13.0	52.1	4.0	13.0	56.1	69.1	(2.3)	39 years	1985	2021
Land	Mountain West	16.6	4.6	—	—	36.4	—	36.4	—	39 years	N/A	2021
240-unit asset	Mountain West	45.1	11.1	44.3	1.0	11.1	45.8	56.9	(1.8)	39 years	2020	2021
160-unit asset	Mountain West	13.9	4.5	17.9	0.3	4.5	18.3	22.8	(0.7)	39 years	1990/1998	2021
332-unit asset	Mountain West	76.2	26.7	106.9	2.2	26.7	109.0	135.7	(3.6)	39 years	2002	2021
383-unit asset	Pacific Northwest	115.0	38.3	153.0	3.0	38.2	156.1	194.3	(5.1)	39 years	2002/2008	2021
164-unit asset	Pacific Northwest	43.0	14.8	59.2	0.1	14.8	59.3	74.1	(1.9)	39 years	2020	2021
528-unit asset	Mountain West	102.0	31.1	124.4	2.9	31.1	127.3	158.4	(3.4)	39 years	1989/1990	2021
Land	Mountain West	7.8	8.0	—	—	22.4	—	22.4	—	39 years	N/A	2021
350-unit asset	Mountain West	64.9	33.2	132.6	0.9	33.2	133.5	166.7	(2.3)	39 years	1985	2022
404-unit asset	Mountain West	61.6	29.6	118.3	0.4	29.6	118.7	148.3	(2.0)	39 years	1996	2022

356-unit asset	Mountain West	41.0	20.8	83.1	1.0	20.8	84.1	104.9	(1.5)	39 years	1995/2008	2022
260-unit asset	Mountain West	34.0	15.7	62.6	0.3	15.7	62.9	78.6	(0.6)	39 years	2013	2022

Hotel
Hotel	Ireland	—	54.0	114.3	33.4	44.5	129.8	174.3	(40.7)	39 years	1824/2005	2014

Development
Retail	Spain	—	—	34.7	16.3	—	48.4	48.4	—	N/A	N/A	2015

Retail	Spain	—	—	13.8	—	—	13.2	13.2	—	N/A	N/A	2017
Land	United Kingdom		4.2	—	0.1	3.6	0.4	4.0	—	N/A	N/A	2018
Office	Ireland	—	1.2	0.9	0.9	1.2	0.9	2.1	—	N/A	N/A	2020
Multifamily	Southern California	—	6.0	—	4.0	6.0	4.0	10.0	—	N/A	N/A	2015
Office	Ireland	—	—	9.6	—	—	9.6	9.6	(0.1)	39 years	1980	2022

2700 acres	Hawaii	—	31.7	3.7	0.7	28.2	4.4	32.6	(2.4)	N/A	1912	2010
3 Lots	Hawaii	—	16.5	—	—	16.5	—	16.5	—	N/A	N/A	2020
Grand Total		$3,034.5	$1,339.3	$4,156.7	$494.2	$1,319.2	$4,456.1	$5,775.3	$(619.6)
(1) The tax basis of all the properties in aggregate totaled $4,844.5 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the year ended December 31,
(Dollars in millions)	2022	2021	2020
Balance at the beginning of period	$5,567.3	$5,207.7	$5,430.5
Additions during the period:
Other acquisitions	167.6	137.3	183.0
Improvements	604.2	1,110.4	108.4
Foreign currency	(226.0)	(91.8)	129.9
Deductions during the period:
Cost of real estate sold	(337.8)	(796.3)	(644.1)
Balance at close of period	$5,775.3	$5,567.3	$5,207.7

Changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the year ended December 31,
(Dollars in millions)	2022	2021	2020
Balance at the beginning of period	$564.0	$551.8	$466.8
Additions during the period:
Depreciation expense	133.8	30.9	121.5
Deductions during the period:
Dispositions	(50.8)	(11.1)	(54.5)
Foreign currency	(27.4)	(7.6)	18.0
Balance at close of period	$619.6	$564.0	$551.8

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2022 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:
(1)Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 62 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 63 of this report, are incorporated by reference into this Item 15.
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

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 5, 2018.
3.3	Certificate of Designations Establishing the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock.	Filed as Exhibit 3.3 to Registrant's Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019
3.4	Certificate of Designations Establishing the 4.75% Series B Cumulative Perpetual Preferred Stock.	Filed as Exhibit 4.1 of Registrant's Current Report on Form 8-K (File No. 001-33824) filed February 23, 2022
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture, dated as of March 25, 2014, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1, dated as of March 25, 2014, among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2029-1 dated as of February 11, 2021, among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
4.5	Supplemental Indenture No. 2031-1, dated as of February 11, 2021 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
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

Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 23, 2021.
4.9
Supplemental Indenture No. 2029-3, dated as of May 12, 2022, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
4.10
Supplemental Indenture No. 2031-3, dated as of May 12, 2022, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.

4.11
Supplemental Indenture No. 2030-2, dated as of May 12, 2022 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
4.12	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.13	Warrant Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.14	Registration Rights Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.15	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.5†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.7†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.9†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.10†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4/A (file No.: 333-162116) filed on October 23, 2009
10.18†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.19†	Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.20†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.22†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.23†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014

10.24†	Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson Holdings, Inc. and Mary L. Ricks	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 14, 2018
10.25†	Sixth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.26†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.27†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.28†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.29†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.30†	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 10, 2022.
10.31†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.32†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.33†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.34†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.35†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015
10.36†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.37†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.38†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.39†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.40†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.41†	First Amendment to Employment Agreement, dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018.

10.42†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.43†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Matthew Windisch	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018
10.44†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.45†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.46†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.47†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.48†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.49†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.50†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.51	Securities Purchase Agreement, dated October 17, 2019 between the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.50	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
10.52
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed March 26, 2020.
10.53	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.
10.54	Joinder Agreement, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
10.55
First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 12, 2021, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiaries party thereto and Bank of America, N.A., as administrative agent
Filed herewith
10.56	Joinder Agreement, dated as of May 12, 2022 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
10.57
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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.58	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.

21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.	Filed herewith.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2023.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 22, 2023

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2023

/S/ TODD BOEHLY Todd Boehly	Director	February 22, 2023

/S/ RICHARD BOUCHER Richard Boucher	Director	February 22, 2023

/S/ TREVOR BOWEN Trevor Bowen	Director	February 22, 2023

/S/ WADE BURTON Wade Burton	Director	February 22, 2023

/S/ NORM CREIGHTON Norm Creighton	Director	February 22, 2023

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 22, 2023

/S/ DAVID A. MINELLA David A. Minella	Director	February 22, 2023

/S/ KENT MOUTON Kent Mouton	Director	February 22, 2023

/S/ MARY RICKS Mary Ricks	Director	February 22, 2023

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 22, 2023

/S/ STANLEY ZAX Stanley Zax	Director	February 22, 2023