Form 10-K/A
period 2022-12-31
Kennedy-Wilson Holdings, Inc.
filed 2023-03-31
CIK 1408100

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

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of KW-G Multifamily Venture 1, LLC and Vintage Housing Holdings, LLC as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934.

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
1

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2023.

KENNEDY -WILSON HOLDINGS, INC.,
a Delaware corporation

By:	/s/ WILLIAM J. MCMORROW
William J. McMorrow
Chief Executive Officer
3

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
Filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
4

4.12	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.13	Warrant Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.14	Registration Rights Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.15	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed with Original Report
10.1†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.5†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.7†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.9†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
5

10.11†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4/A (file No.: 333-162116) filed on October 23, 2009
10.18†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.19†	Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.20†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.22†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.23†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.24†	Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson Holdings, Inc. and Mary L. Ricks	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 14, 2018
10.25†	Sixth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
6

10.26†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.27†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.28†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.29†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.30†	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 10, 2022.
10.31†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.32†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.33†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.34†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.35†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015
10.36†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.37†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.38†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.39†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.40†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.41†	First Amendment to Employment Agreement, dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.42†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.43†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Matthew Windisch	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018
7

10.44†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.45†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.46†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.47†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.48†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.49†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.50†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.51	Securities Purchase Agreement, dated October 17, 2019 between the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.52	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
10.53
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed March 26, 2020.
10.54	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.
10.55	Joinder Agreement, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
10.56
First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 12, 2021, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiaries party thereto and Bank of America, N.A., as administrative agent
Filed with Original Report
10.57	Joinder Agreement, dated as of May 12, 2022 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
10.58
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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.59	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
21	List of Subsidiaries	Filed with Original Report
23.1	Consent of Independent Registered Public Accounting Firm	Filed with Original Report
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.3	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed with Original Report
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
8

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.	Filed with Original Report
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

9

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)

Page
Independent Auditors’ Report - KPMG (PCAOB ID 185)     1

Consolidated Financial Statements:

Consolidated Statements of Assets, Liabilities, and Net Assets     3

Consolidated Schedules of Investments     4

Consolidated Statements of Operations     5

Consolidated Statements of Changes in Net Assets     6

Consolidated Statements of Cash Flows     7

Notes to Consolidated Financial Statements     8

10

Independent Auditors’ Report

To the Partners
KW-G Multifamily Venture I, LLC:

Report on the Audit of the Consolidated Financial Statements

Opinion
We have audited the consolidated financial statements of KW-G Multifamily Venture I, LLC and its subsidiaries (the Fund), which comprise the consolidated statements of assets, liabilities, and net assets, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and the period from June 25, 2021 (Inception) through December 31, 2021, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from June 25, 2021 (Inception) through December 31, 2021 in accordance with U.S. generally accepted accounting principles.

Basis for Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for one year after the date that the consolidated financial statements are issued.

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
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ KPMG LLP
Los Angeles, California
March 31, 2023

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Assets, Liabilities, and Net Assets

	December 31,
	2022	2021
Assets
Real estate and improvements, at fair value (cost of $816,534,912 and $804,827,389 as of December 31, 2022 and 2021)	$970,450,000	$943,500,000
Cash and cash equivalents	10,599,559	7,291,604
Restricted cash	2,868,629	3,553,766
Tenant receivables, net	2,001,914	2,411,926
Prepaid expenses and other assets	1,070,126	1,516,006
Total assets	$986,990,228	$958,273,302

Liabilities and Net Assets
Notes payable, at fair value	448,709,940	457,030,279
Accounts payable and accrued expenses	3,177,392	3,052,557
Security deposits and prepaid rent	2,332,148	2,139,833
Total liabilities	454,219,480	462,222,669
Members' net assets	531,814,588	496,050,633
Noncontrolling interests	956,160	—
Total liabilities and net assets	$986,990,228	$958,273,302

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Schedules of Investments

			December 31, 2022			December 31, 2021
Property	Location	Units	Cost	Fair Value	% Net assets	Cost	Fair Value	% Net assets
Alpine	Salt Lake City, UT	222	$58,153,233	$68,800,000	12.9%	$56,980,100	$67,300,000	13.6%
Apex	Tacoma, WA	209	45,131,967	54,800,000	10.3	44,895,930	56,100,000	11.3
Arya	Tualatin, OR	408	105,536,219	134,500,000	25.3	104,421,207	130,000,000	26.2
Bella Sonoma	Fife, WA	280	80,211,170	93,200,000	17.5	78,799,049	88,500,000	17.8
Foothill	Salt Lake City, UT	450	122,936,113	147,400,000	27.7	120,349,825	146,100,000	29.5
Harrington Square	Renton, WA	217	70,771,769	79,700,000	15.0	69,927,238	75,500,000	15.2
Kirker Creek	Pittsburg, CA	542	174,882,584	193,400,000	36.4	172,512,162	180,000,000	36.3
Townhomes at Lost Canyon	Santa Clarita, CA	157	79,053,952	92,800,000	17.4	78,716,805	90,200,000	18.2
Whitewater Park	Boise, ID	324	79,857,905	105,850,000	19.9	78,225,073	109,800,000	22.1
	Total	2,809	$816,534,912	$970,450,000	182.4%	$804,827,389	$943,500,000	190.2%

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Year Ended December 31, 2022	Period from June 25, 2021 (Inception) through December 31, 2021
Investment income:
Rent	$57,804,287	$28,302,866
Other income	6,959,992	3,264,757
Total investment income	64,764,279	31,567,623

Expenses:
Interest expense	17,745,894	8,170,575
Property taxes	6,895,704	3,194,432
Repairs and maintenance	4,064,840	1,937,651
General and administrative	3,869,477	1,660,582
Utilities	3,590,477	1,881,774
Asset management fees	2,138,169	1,104,233
Marketing and promotion	1,657,576	787,490
Insurance	1,555,490	784,310
Property management fees	1,457,122	693,623
Transaction related costs	—	8,273,077
Other expenses	—	11,860
Total expenses	42,974,749	28,499,607
Net investment income	21,789,530	3,068,016
Unrealized and realized gains:
Unrealized gain on real estate and improvements	15,242,476	138,672,611
Unrealized gain on notes payable	39,782,000	1,902,999
Unrealized (loss) gain on interest rate cap	(15,963)	15,963
Realized loss on notes payable	(346,000)	—
Realized gain on interest rate cap	190,000	—
Unrealized and realized gains	54,852,513	140,591,573
Increase in net assets resulting from operations	76,642,043	143,659,589
Increase in net assets resulting from operations attributable to noncontrolling interests	(125,629)	—
Increase in net assets resulting from operations attributable to members	$76,516,414	$143,659,589

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Net Assets

	KW-G Multifamily Venture 1 Manager, LLC	KW-G Blocker, LLC	Members' Net Assets	Noncontrolling Interests	Total
Net assets, June 25, 2021 (Inception)	$—	$—	$—	$—	$—
Change in net assets resulting from operations:
Net investment income	1,564,688	1,503,328	3,068,016	—	3,068,016
Unrealized gain on real estate and improvements	70,723,032	67,949,579	138,672,611	—	138,672,611
Unrealized gain on notes payable	970,529	932,470	1,902,999	—	1,902,999
Unrealized gain on interest rate cap	8,141	7,822	15,963	—	15,963
Increase in net assets resulting from operations	73,266,390	70,393,199	143,659,589	—	143,659,589
Potential incentive allocation	15,614,639	(15,614,639)	—	—	—
Change in net assets resulting from capital transactions:
Contributions	181,744,132	174,616,912	356,361,044	—	356,361,044
Distributions	(2,024,700)	(1,945,300)	(3,970,000)	—	(3,970,000)
Increase in net assets resulting from capital transactions	195,334,071	157,056,973	352,391,044	—	352,391,044
Increase in net assets	268,600,461	227,450,172	496,050,633	—	496,050,633
Net assets, December 31, 2021	268,600,461	227,450,172	496,050,633	—	496,050,633

Change in net assets resulting from operations:
Net investment income	11,048,590	10,615,311	21,663,901	125,629	21,789,530
Unrealized gain on real estate and improvements	7,773,663	7,468,813	15,242,476	—	15,242,476
Unrealized gain on notes payable	20,288,820	19,493,180	39,782,000	—	39,782,000
Unrealized loss on interest rate cap	(8,141)	(7,822)	(15,963)	—	(15,963)
Realized loss on notes payable	(176,460)	(169,540)	(346,000)	—	(346,000)
Realized gain on interest rate cap	96,900	93,100	190,000	—	190,000
Increase in net assets resulting from operations	39,023,372	37,493,042	76,516,414	125,629	76,642,043
Potential incentive allocation	20,895,726	(20,895,726)	—	—	—
Change in net assets resulting from capital transactions:
Contributions	1,804,146	1,733,395	3,537,541	956,160	4,493,701
Distributions	(22,587,900)	(21,702,100)	(44,290,000)	(125,629)	(44,415,629)
Increase (decrease) in net assets resulting from capital transactions	111,972	(40,864,431)	(40,752,459)	830,531	(39,921,928)
Increase (decrease) in net assets	39,135,344	(3,371,389)	35,763,955	956,160	36,720,115
Net assets, December 31, 2022	$307,735,805	$224,078,783	$531,814,588	$956,160	$532,770,748
See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash flows

	Year Ended December 31, 2022	Period from June 25, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Increase in net assets resulting from operations	$76,642,043	$143,659,589
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by operating activities:
Unrealized gain on real estate and improvements	(15,242,476)	(138,672,611)
Unrealized gain on notes payable	(39,782,000)	(1,902,999)
Unrealized loss (gain) on interest rate cap	15,963	(15,963)
Changes in operating assets and liabilities:
Tenant receivables	410,012	(2,411,926)
Prepaid expenses and other assets	429,918	(674,307)
Accounts payable and accrued expenses	124,834	2,175,819
Security deposits and prepaid rent	192,315	124,918
Net cash provided by operating activities	22,790,609	2,282,520
Cash flows from investing activities:
Cash and restricted cash from Contribution Transaction	—	18,742,076
Improvements to real estate	(11,707,524)	(4,827,389)
Net cash (used in) provided by investing activities	(11,707,524)	13,914,687
Cash flows from financing activities:
Contributions from Members	3,537,541	—
Contributions from noncontrolling interests	956,160	—
Distributions to Members	(44,290,000)	(3,970,000)
Distributions to noncontrolling interests	(125,629)	—
Principal payments on mortgage loans	(89,687,339)	(1,381,837)
Proceeds from mortgage loans	121,149,000	—
Net cash used in financing activities	(8,460,267)	(5,351,837)
Net change in cash and cash equivalents and restricted cash	2,622,818	10,845,370
Cash and cash equivalents and restricted cash, beginning of period	10,845,370	—
Cash and cash equivalents and restricted cash, end of period	$13,468,188	$10,845,370

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,179,671	$6,812,208

Supplemental disclosure of non cash transactions
Accrual for additions to real estate and improvements	$112,047	$215,499
Contribution Transaction:
Real estate and improvements, at fair value	—	800,000,000
Notes payable, at fair value	—	460,315,117
Initial capital contributions	—	356,361,044
Other working capital	—	2,065,917
See accompanying notes to consolidated financial statements

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

In connection with the formation of the Company, KW and G-Blocker entered into a Membership Interest Purchase and Sale Agreement (the “MIPA”) on June 25, 2021. Under the MIPA, KW, the owner of a 100% interest in nine multifamily properties (the “Properties”), sold a 49% interest in the Properties to G-Blocker in exchange for $166,455,593, including the assumption of debt. Immediately following the closing of the sale, KW and G-Blocker contributed their interests in the Properties into the Company and agreed to initial capital balances of $181,744,132 for KW's 51% ownership interest and $174,616,912 for G-Blocker's 49% ownership interest (the "Contribution Transaction"). The agreed upon value of the Properties was $800,000,000, and as part of the transaction the Company assumed $460,315,117 of debt that was secured by the Properties. The Properties and their locations are stated on the consolidated schedules of investments.

On July 12, 2021, the Company established nine wholly-owned subsidiaries intended to be treated as real estate investment trusts (the “REITs’"). Simultaneously, the Company contributed each of the Properties into one of the REITs in exchange for 100% of the Common Units as defined by the Contribution Agreement of each of the REITs. In January 2022, the REITs admitted preferred members to meet the minimum number of investors required to quality as real estate investment trusts. The preferred members contributed $956,160 during 2022 and the ownership interests of these preferred members are reported as noncontrolling interests on the accompanying consolidated financial statements.

(2) Summary of Significant Accounting Policies
(a)    Basis of Accounting
The Company has determined that it has the attributes of an investment company. As a result of this determination, the Company has concluded that it is appropriate to record its real estate investments at fair value consistent with the measurement principles for investment companies under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946, Financial Services-Investment Companies.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") All references to authoritative accounting literature in the Company’s consolidated financial statements are referred in accordance with the FASB’s ASC.

(b)    Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

(c)    Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)    Cash and Cash Equivalents and Restricted Cash
The Company maintains its cash in federally insured banking institutions. The balances at these institutions, at times, exceed the federally insured limits and as a result there is a concentration of credit risk related to the amounts in excess of the federally insured limits. No losses have been experienced related to these excess balances. The Company considers all highly liquid, short‑term investments with an original maturity of three months or less when purchased to be cash equivalents.

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

Restricted cash consists of reserves and holdbacks held by the lenders for the mortgage loans secured by the Properties.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated statements of assets, liabilities, and net assets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Cash and cash equivalents	$10,599,559	$7,291,604
Restricted cash	2,868,629	3,553,766
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$13,468,188	$10,845,370

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

The fair value of real estate and improvements is generally based on the direct capitalization approach, the Company applies a market derived capitalization rate to current and future income streams with appropriate adjustments for tenant vacancies or rent-free periods. These capitalization rates and future income streams are derived from comparable property and leasing transactions and are considered to be key inputs in the valuation. Other factors that are taken into consideration include tenancy details, planning, building and environmental factors that might affect the property. The valuation of real estate and improvements is considered within Level 3 in the fair value hierarchy.

Changes in fair value of real estate and improvements are reflected as unrealized gains or losses in the consolidated statements of operations. Unrealized gains or losses are reclassified to realized gains or losses upon the receipt of sales proceeds or liquidation of real estate and improvements. In instances of partial realization on real estate and improvements, the cost basis is generally relieved or credited according to the ratio of cost to fair value, and partial realized gain or loss may be recognized.

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

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

The Company elected the fair value option under ASC 825, Financial Instruments, to record notes payable at fair value on a recurring basis. Notes payable are recorded at fair value at each period end with changes in fair value being recorded to unrealized gain on notes payable on the accompanying consolidated statements of operations.

In valuing notes payable, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The valuation of notes payable is considered within Level 2 in the fair value hierarchy.

Interest rate caps are stated at fair value, which are determined using a pricing model that incorporates market observable inputs for interest rate curves and unobservable inputs for credit spreads. The valuation of interest rate caps is considered within Level 2 in the fair value hierarchy.

(f)    Tenant Receivable
Tenant receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. The Company recognizes revenue to the extent that amounts are probable that substantially all rental income will be collected.

(g)    Derivative Instruments and Hedging Activities
The Company records all derivative financial instruments on the consolidated statements of assets, liabilities and net assets at fair value as of the reporting date. The resulting changes in the derivatives’ fair values are included in earnings as a part of unrealized gain on interest rate cap on the consolidated statements of operations. The Company’s objective in using interest rate derivatives are to add stability to interest expense, and manage its exposure to interest rate movements and, therefore, manage its cash outflows as they relate to the underlying debt instrument. The Company uses interest rate caps as part of its interest rate risk management strategy relating to its variable rate debt instruments.

(h)    Income Taxes
The Company is not subject to federal or state income taxes. Income or loss is allocated to the members and included in their respective income tax returns. Under applicable federal and state income tax rules, limited liability companies are generally not subject to income taxes and upon filing of their initial tax returns, the REITs elected to be taxed as real estate investment trusts under Section 856 through 860 of the Internal Revenue Code of 1986 (the “Code”). To qualify as real estate investment trusts, the REITs must distribute annually at least 90% of their adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. If the REITs fail to qualify as real estate investment trusts in any taxable year, they will be subject to federal income taxes on its taxable income at regular corporate rates and may not be able to qualify as real estate investment trusts for subsequent taxable years. The Company believes that the REITs have met all of the real estate investment trust distribution and technical requirements for the period from June 25, 2021 (Inception) through December 31, 2021 and the year ended December 31, 2022, and was not subject to any federal income taxes.

In accordance with ASC Topic 740, Income Taxes, the Company periodically evaluate its tax positions, including its status as pass‑through entities, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits as of December 31, 2022. Based on the Company’s evaluation, there are no uncertain tax positions or open examinations. Accordingly, no provision or liability for income taxes is included in the accompanying consolidated financial statements.

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

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

(k)    Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective as of March 12, 2020, through December 31, 2022. The Company has begun to transition any contracts that reference LIBOR and expect to complete the process before LIBOR's use is discontinued. The adoption and transition to new reference rates will not have a material impact on the Company's net assets or statements of operations.

(3) Real Estate and Improvements, at Fair Value
The valuations of the Company’s real estate and improvements include estimates that utilize unobservable inputs that are significant to the overall valuation and are therefore categorized as Level 3 valuations. The following table summarizes the changes in real estate and improvements during the years ended December 31, 2022 and 2021:

Balance as of June 25, 2021 (Inception)	$—
Net unrealized gain on real estate and improvements	138,672,611
Additions to real estate at contribution date fair value	800,000,000
Improvements to real estate	4,827,389
Balance as of December 31, 2021	943,500,000
Net unrealized gain on real estate and improvements	15,242,476
Improvements to real estate	11,707,524
Balance as of December 31, 2022	$970,450,000

The Properties held by the Company had capitalization rates ranging from 4.25% to 5.00% as of December 31, 2022 and capitalization rates ranging from 3.84% to 4.53% as of December 31, 2021.

The significant unobservable inputs used in the fair value measurement of the Companies’ real estate and improvements are the selection of capitalization rates. Significant increases (decreases) in these inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.

(4) Derivatives
The Company has used interest rate caps in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to this financial instrument. Management believes the risk of loss due to non-performance to be minimal.

The Company had an interest rate cap with a notional amount of $14,300,000 that was set to mature on July 1, 2024, and effectively caps LIBOR at 4.00%. The fair value of the interest rate cap was $15,963,000 as of December 31, 2021 and is included in prepaid expenses and other assets on the accompanying consolidated statements of assets, liabilities, and net assets. During the year ended December 31, 2022, the Company sold the interest rate cap and received proceeds of $190,000.

(5) Members’ Equity
(a) Distributions
Distributions of net cash flow shall initially be made to the members based on the percentage of their contributed capital. The initial amount apportioned to the members shall be distributed as follows:

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

(b) Income allocations
Net income or losses are allocated to the members pro rata in proportion to their respective ownership interests. The potential incentive allocation recorded on the consolidated statements of changes in net assets represents KW’s allocation of such income, gains and losses, calculated as if all investments were sold and the Company was fully liquidated at fair value determined at the end of the reporting period. As of December 31, 2022, KW’s net assets account reflects such potential incentive allocation of $36,510,365.

(6) Notes Payable, at Fair Value
As of December 31, 2022 , notes payable, at fair value on the accompanying consolidated statements of assets, liabilities, and net assets consist of the following:

Property	Lender	Principal Balance	Fair Value Gain	Notes Payable, at Fair Value	Interest Rate	Maturity Date	Terms
Alpine	Fannie Mae	$28,800,000	$(1,226,000)	$27,574,000	4.28%	11/29/2028	IO, PP
Apex	Fannie Mae	18,925,124	(688,000)	18,237,124	3.86%	4/1/2026	PP
Arya	Freddie Mac	59,288,791	(3,089,000)	56,199,791	3.59%	12/1/2026	PP
Bella Sonoma	Fannie Mae	35,189,025	(1,409,000)	33,780,025	3.59%	12/1/2025	PP
Foothill	Fannie Mae	84,000,000	(12,316,000)	71,684,000	3.04%	7/1/2031	IO, PP
Harrington Square	Fannie Mae	45,120,000	(6,615,000)	38,505,000	3.04%	7/1/2031	IO, PP
Kirker Creek	Fannie Mae	121,149,000	(6,190,000)	114,959,000	4.36%	10/1/2029	IO, PP
Townhouses at Lost Canyon	Fannie Mae	42,923,000	(2,088,000)	40,835,000	3.63%	9/1/2026	IO, PP
Whitewater Park	Fannie Mae	55,000,000	(8,064,000)	46,936,000	3.04%	7/1/2031	IO, PP
	Total	$490,394,940	$(41,685,000)	$448,709,940

IO = Interest only
PP = Prepayment penalty applicable

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

As of December 31, 2021, notes payable, at fair value on the accompanying consolidated statements of assets, liabilities, and net assets consist of the following:

Property	Lender	Principal Balance	Fair Value (Gain) Loss	Notes Payable, at Fair Value	Interest Rate	Maturity Date	Terms
Alpine	Fannie Mae	$28,800,000	$1,201,000	$30,001,000	4.28%	11/29/2028	IO, PP
Apex	Fannie Mae	19,275,372	302,000	19,577,372	3.86%	4/1/2026	PP
Arya	Freddie Mac	60,400,000	496,000	60,896,000	3.59%	12/1/2026	PP
Bella Sonoma	Fannie Mae	35,927,279	112,000	36,039,279	3.59%	12/1/2025	PP
Foothill	Fannie Mae	84,000,000	(2,141,000)	81,859,000	3.04%	7/1/2031	IO, PP
Harrington Square	Fannie Mae	45,120,000	(1,150,000)	43,970,000	3.04%	7/1/2031	IO, PP
Kirker Creek	Fannie Mae	73,810,430	485,000	74,295,430	3.78%	7/1/2024	PP
Kirker Creek	Fannie Mae	13,677,198	(139,000)	13,538,198	LIBOR + 2.8%	7/1/2024	PP
Townhouses at Lost Canyon	Fannie Mae	42,923,000	333,000	43,256,000	3.63%	9/1/2026	IO, PP
Whitewater Park	Fannie Mae	55,000,000	(1,402,000)	53,598,000	3.04%	7/1/2031	IO, PP
	Total	$458,933,279	$(1,903,000)	$457,030,279

IO = Interest only
PP = Prepayment penalty applicable

Future principal payments on the notes payable are as follows:

Year Ended December 31,
2023	$2,476,472
2024	3,142,879
2025	36,086,399
2026	114,620,190
2027	—
Thereafter	334,069,000
Total	$490,394,940

(7) Related Party Transactions
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

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

Costs and expenses incurred related to such services for the year ended December 31, 2022 and the period from June 25, 2021 (Inception) through December 31, 2021, consist of the following:

	Year Ended December 31, 2022	Period from June 25, 2021 (Inception) through December 31, 2021
Asset management	$2,138,169	$1,104,233
Property management	1,457,122	693,623
Total	$3,595,291	$1,797,856

Asset management and property management fees are included on the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, amounts payable to related parties totaled $534,542 and $534,542, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated statements of assets, liabilities, and net assets.

(8) Financial Highlights
The internal rate of return (IRR) of the Company, net of all fees and incentive allocations to the Company is 38.6% from June 25, 2021 (Inception) through December 31, 2022.

The IRR was computed based on quarterly compounding periods of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets as of the end of the year (residual value) of the Company’s capital account as of December 31, 2022.

Ratio to average G-Blocker's capital:
Net investment income	6.6%

Total expenses	23.2%
Potential incentive allocation to KW	23.1%
Total expenses and potential incentive allocation	46.3%

(9) Subsequent Events
In preparing these consolidated financial statements, the Companies have evaluated subsequent events and transactions for potential recognition or disclosure through March 31, 2023, the date these consolidated financial statements were issued. No events were identified that would require additional disclosure to the consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)

Independent Auditor's Report

To Management
Vintage Housing Holdings, LLC and Subsidiaries

Opinion

We have audited the consolidated financial statements of Vintage Housing Holdings, LLC and Subsidiaries, which comprise the consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations, members' deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements and financial statement schedule III - real estate and accumulated depreciation, (collectively, the consolidated financial statements).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Vintage Housing Holdings, LLC and Subsidiaries as of December 31, 2022, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of Vintage Housing Holdings, LLC and Subsidiaries and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, in 2022, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, Leases. Our opinion is not modified with respect to this matter.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Vintage Housing Holdings, LLC and Subsidiaries' ability to continue as a going concern for one year after the date that the consolidated financial statements are available to be issued.

Auditor's Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

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

•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Vintage Housing Holdings, LLC and Subsidiaries' internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Vintage Housing Holdings, LLC and Subsidiaries' ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

Other Matter

The accompanying consolidated balance sheet of Vintage Housing Holdings, LLC and Subsidiaries as of December 31, 2021, and the related consolidated statements of operations, members’ deficit, and cash flows for the years ended December 31, 2021 and 2020, and the related notes to the consolidated financial statements were not audited, reviewed, or compiled by us, and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ CohnReznick LLP
Atlanta, Georgia
March 31, 2023

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31,
	2022	2021
Assets		(unaudited)
Cash and cash equivalents	$3,377,655	$462,273
Restricted cash	3,201,528	2,589,109
Accounts receivable, net	6,325,161	5,933,848
Notes receivable	30,086,175	28,035,691
Equity method investments	11,460,687	15,476,754
Real estate, net of depreciation and amortization	154,225,771	143,206,348
Other assets, net	9,203,747	569,167
Total assets	$217,880,724	$196,273,190

Liabilities and Members' Deficit
Accounts payable	$271,526	$45,476
Accrued expenses	11,138,281	2,399,694
Due to affiliates	23,116,086	4,279,612
Deferred revenue	25,770,256	24,789,698
Mortgage and note payable	214,143,577	212,982,771
Total liabilities	274,439,726	244,497,251
Retained earnings	121,200,245	115,427,304
Members' deficit	(177,759,247)	(163,651,365)
Total members' deficit	(56,559,002)	(48,224,061)
Total liabilities and members' deficit	$217,880,724	$196,273,190

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
Revenue		(unaudited)	(unaudited)
Rent	$29,382,364	$27,453,079	$18,170,361
Fees	3,801,153	1,929,216	2,346,389
Interest income	1,131,624	1,149,654	1,184,267
Total revenue	34,315,141	30,531,949	21,701,017

Expenses
Asset management fees	3,424,488	3,180,759	2,918,438
Repairs and maintenance	2,739,681	2,178,048	1,362,109
Salaries	2,816,812	2,810,711	1,858,442
Utilities	2,791,882	2,639,696	1,743,870
Property management fees	1,463,500	1,389,192	874,057
Insurance	694,788	521,490	321,346
Depreciation and amortization	5,788,704	5,920,105	3,943,729
General and administrative expense	1,712,206	1,254,712	897,746
Total expenses	21,432,061	19,894,713	13,919,737

Equity income from joint venture investments	610,093	5,832,804	19,132,762
Interest expense	(9,247,686)	(8,048,455)	(6,317,324)
Gain on sale of real estate	1,762,204	2,582,124	2,306,488
Other expense	(277,167)	(1,330,441)	(58,747)
Net income	$5,730,524	$9,673,268	$22,844,459

See accompanying notes to consolidated financial statements

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Changes in Members' Deficit
For the Years Ended December 31, 2022, 2021 and 2020

	KW-VHH Member, LLC	Sierra VHH Holdings, LLC	Total
Balance, December 31, 2019 (unaudited)	$(4,396,397)	$(2,930,932)	$(7,327,329)
Distributions (unaudited)	(11,517,774)	(10,369,317)	(21,887,091)
Net income (unaudited)	13,706,675	9,137,784	22,844,459
Balance, December 31, 2020 (unaudited)	(2,207,496)	(4,162,465)	(6,369,961)
Distributions (unaudited)	(25,063,674)	(26,463,694)	(51,527,368)
Net income (unaudited)	5,803,961	3,869,307	9,673,268
Balance, December 31, 2021(unaudited)	(21,467,209)	(26,756,852)	(48,224,061)
Distributions	(7,918,808)	(6,146,657)	(14,065,465)
Net income	3,438,314	2,292,210	5,730,524
Balance, December 31, 2022	$(25,947,703)	$(30,611,299)	$(56,559,002)

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Cash flows
For the Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,730,524	$9,673,268	$22,844,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,788,704	5,920,105	3,943,729
Amortization of debt issuance costs	941,951	1,048,641	763,831
Gain on sale of real estate	(1,762,204)	(2,582,124)	(2,306,488)
Equity income from equity method investments	(610,093)	(5,832,804)	(19,132,762)
Changes in operating assets and liabilities:
Accounts receivable	(1,462,585)	(135,369)	5,572,962
Other assets	(8,202)	(43,173)	(13,488)
Operating distributions from equity method investments	3,729,222	9,016,062	13,434,163
Accounts payable and accrued expenses	481,021	839,705	(4,612,307)
Net cash provided by operating activities	12,828,338	17,904,311	20,494,099
Cash flows from investing activities:
Acquisitions and improvements to real estate	(16,808,127)	(56,356,335)	(151,329)
Proceeds from sale of real estate	—	4,985,790	—
Collection of notes receivable	1,620,788	2,777,752	1,671,227
Acquisition and contributions to equity method investments	(3,603,062)	—	—
Investing distributions from equity method investments	4,500,000	1,346,648	—
Net cash (used in) provided by investing activities	(14,290,401)	(47,246,145)	1,519,898
Cash flows from financing activities:
Advances from (repayments to) affiliates	18,836,474	2,919,519	(65,149)
Distributions to Members	(14,065,465)	(51,527,368)	(21,887,091)
Principal payments on mortgage loans	(12,091,234)	(25,025,117)	(118,001)
Payment of loan fees	(237,414)	(1,639,423)	—
Proceeds from mortgage loans	12,547,503	104,222,144	—
Net cash provided by (used in) financing activities	4,989,864	28,949,755	(22,070,241)
Net change in cash and cash equivalents and restricted cash	3,527,801	(392,079)	(56,244)
Cash and cash equivalents and restricted cash, beginning of year	3,051,382	3,443,461	3,499,705
Cash and cash equivalents and restricted cash, end of year	$6,579,183	$3,051,382	$3,443,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,305,735	$6,837,587	$5,553,493

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020

(1) Organization

Vintage Housing Holdings, LLC (the “Company”) is a California limited liability company between KW-VHH Member, LLC (“KW”) and Sierra VHH Holdings, LLC (“Sierra”). The Company was formed for the purpose of acquiring, developing, owning, and operating affordable multifamily real estate assets located in the Western United States. The Company typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. The term of the Company shall be perpetual unless the Company is dissolved, wound up and cancelled based on provisions in the operating agreement between KW and Sierra. KW and Sierra are obligated to commit additional capital only to the extent that both members agree to pursue additional investments.

As of December 31, 2022 the Company consolidates eleven properties listed below:

Property	Location	Total Units
Vintage at Spokane	Spokane, WA	287
Vintage at Everett	Everett, WA	259
Forest Creek	Spokane, WA	252
Silver Creek	Pasco, WA	242
Vintage at Silverdale	Silverdale, WA	240
Vintage at Mount Vernon	Mount Vernon, WA	154
Vintage at Richland	Richland, WA	150
Vintage at Chehalis	Chehalis, WA	150
Vintage at Sequim	Sequim, WA	118
Vintage at Burien	Burien, WA	101
Vizcaya	Santa Maria, CA	236

In addition to the consolidated properties above, the Company has ownership interests in 36 other properties but does not control and; therefore, treats its investment on the equity method of accounting.

(2) Summary of Significant Accounting Policies
The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The following is a summary of the significant accounting policies of the Company:

(a)    Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

(b)    Cash and Cash Equivalents and Restricted Cash
The Company maintains its cash in federally insured banking institutions. The balances at these institutions, at times, exceed the federally insured limits and as a result there is a concentration of credit risk related to the amounts in excess of the federally insured limits. No losses have been experienced related to these excess balances. The Company considers all highly liquid, short‑term investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted cash consists of reserves and holdbacks held by the lenders for the mortgage loans secured by the underlying properties and reserves associated with potential guarantees associated with operating deficits at properties.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
		(unaudited)
Cash and cash equivalents	$3,377,655	$462,273
Restricted cash	3,201,528	2,589,109
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$6,579,183	$3,051,382

(c) Concentration of Risk
The Company’s investments are concentrated in affordable multifamily properties located in the Western United States with the majority located in the state of Washington. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company’s investment.

(d) Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of income and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. The most significant estimates relate to allowance for depreciation and useful lives, deferred revenue, and contingencies.

(e)    Accounts Receivable
Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. The Company recognizes revenue to the extent that amounts are probable that substantially all rental income will be collected. Tenant receivables are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. U.S. GAAP requires that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

(f) Real Estate
Depreciation is provided for in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Estimated service lives are as follows:

•Building and improvements     40 years
•Land improvements         15 years
•Furniture, fixtures and equipment      5 years

Amortization includes tax credit monitoring fees that are amortized on a straight-line basis over the 15 year compliance period.

Depreciation and amortization expense for the years end December 31, 2022, 2021 and 2020 was $5,788,704, $5,920,105 (unaudited) and $3,943,729 (unaudited), respectively.

(g) Impairment of long-lived assets
In accordance with ASC Subtopic 360-10, Property, Plant and Equipment for long-lived assets, the Company's properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the properties by comparing the carrying amount of the properties to the estimated future undiscounted cash flows of the property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For the years ended December 31, 2022, 2021 and 2020, there were no impairments recorded.
(h) Distributions from joint venture investments
The Company utilizes the nature of distributions approach and distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from unconsolidated investments' sale of assets), in which case it is reported as an investing activity.  This enables the Company to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source.

(i) Note receivable
In accordance with Accounting Standard Codification Topic 835 of the ASC ("ASC 835"), the interest income generating activities of the Company are related to Secured Loans. The Company uses the effective interest method to recognize interest income on its secured loans transactions. The Company maintains a security interest in 13 loans and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended, and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are resolved. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income.

(j) Debt issuance costs
Debt issuance costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the mortgage loan payable to which such costs relate. Amortization of debt issuance costs i reported as a component of interest expense and computed using an imputed interest rate on the related loan.

(k)    Income Taxes
The Company has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company's federal tax status as a pass-through entity is based on its legal status as a limited partnership. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions which must be considered for disclosure. Income tax returns filed by the Company are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2019 remain open.

(l)    Revenue Recognition
Revenues from tenants are recorded when due from tenants and are recognized monthly as they are earned, which generally approximates a straight-line basis. Apartment units are rented under short-term leases (generally, lease terms of nine to twelve months). Rent includes base rent and operating expense reimbursements. Rental payments received in advance are deferred until earned. All leases of the properties are operating leases.

(m)    Expenses
Expenses include all costs incurred by the Company in connection with the management, operation, maintenance, and repair of the real estate projects and are expensed as incurred.

(n)    Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective as of March 12, 2020, through December 31, 2022. The Company has begun to transition any contracts that reference LIBOR and expects to complete the process before LIBOR's use is discontinued.

The Company adopted Accounting Standards Update 2016-02 (as amended), Leases (Topic 842) on January 1, 2022 (“Adoption Date”). Due to the adoption of ASU 2016-02 the Company has recorded a right of use asset and a corresponding lease liability of $8,897,932, which is recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets. The average remaining lease term is 37.9 years and weighted average discount rate is 1.87% as of December 31, 2022.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which the Company is the lessee:

Minimum
Rental Payments
2023	$435,091
2024	435,091
2025	435,091
2026	435,091
2027	435,091
Thereafter	9,993,261
Total undiscounted rental payments	12,168,716
Less imputed interest	(3,542,338)
Total lease liabilities	$8,626,378
Additionally, the Company elected and applied the package of practical expedients permitting the Company to not reassess (i) the lease classification of existing leases; (ii) whether existing and expired contracts are or contain leases; and (iii) initial direct costs for existing leases.

The Company accounted for its existing operating leases with residential tenants of the property as operating leases. Adopting Topic 842 in accounting for residential tenant leases did not result in adjustment to the financial statements.

(3) Real Estate and Improvements
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2022 and 2021:

	December 31,
	2022	2021
		(unaudited)
Land	$34,098,048	$17,853,969
Land improvements	13,560,314	13,560,314
Buildings and improvements	198,607,279	198,607,279
Furniture, fixtures and equipment	11,180,367	10,664,678
	257,446,008	240,686,240
Less accumulated depreciation and amortization	(103,220,237)	(97,479,892)
Real estate, net of accumulated depreciation and amortization	$154,225,771	$143,206,348

The Company generally sells interests of consolidated properties to tax credit investors. When a property is sold the Company issues a seller financed note to the buyer and records an offsetting liability resulting in the gain on sale being deferred. When the Company receives principal payments on the note receivables it recognizes a proportionate portion of the deferred gain. During the years ended December 31, 2022, 2021 and 2020 the Company recognized gain on sale of $1,762,204, $2,582,124 (unaudited) and $2,306,488 (unaudited), respectively.

(4) Equity Method Investments

The Company has ownership interests in properties where they do not control but still has significant influence that it accounts for as equity method investments. The combined summarized balance sheets and statement of operations of the operating entities in which the Company holds an interest as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
		(unaudited)
Cash and cash equivalents	$14,936,928	$12,264,801
Restricted cash	26,351,742	24,504,630
Real estate, net of depreciation and amortization	1,363,527,543	1,319,855,608
Other assets, net	12,749,131	12,311,744
Total assets	$1,417,565,344	$1,368,936,783

Accounts payable and accrued expenses	$33,462,795	$40,186,427
Development fee	104,229,375	103,668,576
Mortgage and note payables	985,989,274	965,216,792
Total liabilities	1,123,681,444	1,109,071,795

Retained deficit	(165,584,969)	(129,877,060)
Member's equity	11,460,687	15,476,754
Tax credit partners	448,008,182	374,265,294
Total equity	293,883,900	259,864,988

Total liabilities and equity	$1,417,565,344	$1,368,936,783

	Year Ended December 31,
	2022	2021	2020
		(unaudited)	(unaudited)
Revenues	$101,628,125	$87,486,171	$83,736,048
Operating expenses	(37,042,046)	(31,961,343)	(29,651,482)
Depreciation and amortization	(56,538,400)	(53,842,014)	(46,243,918)
Interest expense	(35,648,279)	(30,796,343)	(27,933,845)
Other expense	(8,121,489)	(6,795,050)	(7,371,349)
Net loss	$(35,722,089)	$(35,908,579)	$(27,464,546)

The following investments and ownership interests were held by the Company as of December 31, 2022:

Investment	Ownership Interest	Investment	Ownership Interest
Vintage at Bouquet Canyon	0.009%	The Meadows by Vintage	0.009%
Agave Apartments	0.009%	The Timbers by Vintage	0.009%
Elk Creek Apartments	0.009%	The View by Vintage	0.009%
Falls Creek Apartments	0.01%	Vintage at Arlington	0.009%
Gateway by Vintage	0.009%	Vintage at Bellingham	0.009%
Highland by Vintage	0.009%	Vintage at Bremerton	0.009%
Pointe by Vintage	0.009%	Vintage at Holly Village	0.009%
Quilceda Creek	0.009%	Vintage at Lakewood	0.009%
Quinn by Vintage	0.009%	Vintage at Mill Creek	0.009%
Ridgeview by Vintage Apartments	0.01%	Vintage at Napa	0.009%
Sky Mountain by Vintage	0.01%	Heights by Vintage	0.009%
South Hill by Vintage	0.009%	Vintage at Seven Hills	0.01%
Latitude 112 by Vintage	0.009%	Vintage at Bennet Valley	0.009%
Springview by Vintage	0.01%	Vintage at Tacoma	0.009%
Station by Vintage	0.009%	Vintage at The Crossings	0.01%
Steamboat by Vintage	0.01%	Vintage at The Sanctuary	0.01%
The Farm by Vintage	0.009%	Urban Center Apartments	0.009%
Vine by Vintage	0.009%	Vintage at Vancouver	0.009%

Bend Deconsolidation (unaudited)
During 2021, Vintage at Bend, LP sold their real estate assets to a newly formed entity, Vintage at Bend2, LP. Vintage at Bend, LP was consolidated into VHH balances in 2020 and deconsolidated in 2021. Prior to consolidation in 2021, the investment in Vintage at Bend was adjusted for allocation of income of $6,151,259 (unaudited), distributions received of $4,952,253 (unaudited) and ultimately a write off of investment balance of $2,545,484 (unaudited) for the year ended December 31, 2021. VHH provided a note receivable of $650,000 to the buyer of the real estate, Vintage at Bend 2, LP, an affiliate, which resulted in deferred gain on sale of the real estate.

(5) Notes receivable
The Company holds seller back note receivables on properties that the Company has sold to tax credit equity partners. When loans are issued they are non-cash with an offsetting amount to deferred revenue. Upon sale of the property with a seller loan, a portion of the gain is deferred. The Company recognizes interest income based on effective interest rate of loans. When the Company receives principal payments on notes receivable balances, it recognizes gain on sale of real estate. The notes receivable balance below includes principal balances of the notes as well as an accrued and unpaid interest and consists of the following as of December 31, 2022 and 2021:

		December 31,
Property	Interest Rate	2022	2021
			(unaudited)
Vintage at Bend 2, LP	2.43%	$650,000	$650,000
Ridgeview by Vintage Apartments	5.00%	9,769,390	9,304,181
Vintage at Bouqet Canyon	8.00%	446	22,713
Vintage at Arlington	5.00%	288,672	332,269
Vintage at Bellingham	5.00%	628,029	598,123
The Meadows by Vintage	3.00%	2,141,459	2,079,086
The Timbers by Vintage	5.00%	—	10,837
Vintage at Holly Village	6.00%	1,461,424	1,378,702
Vintage at Bennet Valley	2.18%	1,867,868	2,609,774
Vintage at Bremerton	5.00%	2,278,163	2,169,679
Vintage at Napa	3.50%	1,297,252	1,253,384
Vintage at Vancouver	3.50%	2,024,663	1,956,175
Vintage at Seven Hills	2.50%	3,590,551	3,739,073
Agave Apartments	3.75%	1,488,258	1,931,695
Village at 47th(1)	4.34%	2,600,000	—
Total		$30,086,175	$28,035,691
(1)Loan is not seller backed note relates to the development of this apartment building.

(6) Mortgage and Notes Payable
As of December 31, 2022, mortgage and notes payable on the accompanying consolidated balance sheets consist of the following:

Property	Total	Interest Rate	Maturity Date
Vintage at Mount Vernon	$12,547,503	5.25%	8/1/2029
Vintage at Burien	10,750,000	3.77%	8/1/2024
Forest Creek	17,259,008	5.10%	7/1/2023
Silver Creek	25,000,000	LIBOR+2.75%	7/1/2026
Vintage at Chehalis	11,073,832	2.63%	2/1/2028
Vintage at Everett	33,006,384	LIBOR+2.75%	2/1/2026
Vintage at Richland	13,606,814	LIBOR+2.75%	2/1/2026
Vintage at Sequim	5,265,164	SIFMA+1.84%	3/31/2038
Vintage at Silverdale	22,682,201	3.63%	10/1/2025
Vintage at Spokane	20,145,333	2.61%	2/1/2028
Vizcaya	44,260,000	LIBOR+2.38%	11/1/2023
Debt (excluding loan fees)	$215,596,239
Unamortized loan fees	(1,452,662)
Total Debt	$214,143,577

As of December 31, 2021, mortgage and notes payable on the accompanying consolidated balance sheets consist of the following:

Property	Total	Interest Rate	Maturity Date
	(unaudited)	(unaudited)	(unaudited)
Vintage at Mount Vernon	$10,260,000	5.11%	7/1/2022
Vintage at Burien	10,750,000	3.77%	8/1/2022
Forest Creek	17,500,000	5.10%	7/1/2023
Silver Creek	25,000,000	LIBOR+2.75%	7/1/2026
Vintage at Chehalis	11,331,483	2.63%	2/1/2028
Vintage at Everett	33,475,000	LIBOR+2.75%	2/1/2026
Vintage at Richland	13,800,000	LIBOR+2.75%	2/1/2026
Vintage at Sequim	5,397,826	SIFMA+1.84%	3/31/2038
Vintage at Silverdale	22,750,000	3.63%	10/1/2023
Vintage at Spokane	20,615,661	2.61%	2/1/2028
Vizcaya	44,260,000	LIBOR+2.38%	5/1/2023
Debt (excluding loan fees)	$215,139,970
Unamortized loan fees	(2,157,199)
Total Debt	$212,982,771

Principal payments on the mortgage payable and notes payable are as follows as of December 31, 2022:

Total
2023	$63,424,778
2024	12,952,162
2025	24,945,701
2026	68,918,073
2027	991,031
Thereafter	44,364,494
Total	$215,596,239
For amounts maturing in 2023, the Company plans to refinance through new loans or pay off existing loans through tax credit equity proceeds from the syndication of underlying properties.

As of December 31, 2022 and 2021, the Company had accrued interest payable on mortgage and note payables of $526,897 and $512,607 (unaudited).

(7) Related Party Transactions

Fee revenues
The Company in its capacity as general partner or managing member receives fees from tax credit investors in joint venture investments it has an interest in. The Company received fees of $3,801,153, $1,929,216 (unaudited) and $2,346,389 (unaudited) for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company had a receivable of $2,733,305 and $2,505,899 (unaudited) included within the accounts receivable balance on the consolidated balance sheet relating to fee revenue

Interest income
The Company earns interest income associated with the seller notes that it receives from tax credit partners on the sale of consolidated real estate. See note 5 for more detail. During the years ended December 31, 2022, 2021 and 2020, the Company earned $1,131,624, $1,149,654 (unaudited) and $1,184,267 (unaudited).

Asset management fee
The partnership agreement for equity method investments provides for the payment of a cumulative asset management fee to an affiliate of the investor limited partner commencing in the year of the closing date, as defined. During the years ended December 31, 2022, 2021 and 2020, the Company earned $3,424,488, $3,180,759 (unaudited), and $2,918,438 (unaudited), respectively.

The asset management fee, payable to Vintage Housing Asset Management, an affiliate, is comprised of regular asset management fee that is based off of a base fee of $1.4 million annual fee that is increased or decreased by $250/unit for every unit acquired or sold by the Company. In addition, KW receives an oversight fee that consists of $700,000 original fee that is increased or decreased by $125/unit for every unit acquired or sold by the Company.

Partnership management fee
The partnership agreement for equity method investments provides for the payment of an annual fee and the partnership management fee accrues to the extent not paid out of operating cash flow in any fiscal year. During the years ended December 31, 2022, 2021 and 2020 $1,463,500, $1,389,192 (unaudited) and $874,057 (unaudited) of fees were incurred.

Due to affiliates
As of December 31, 2022 the Company owes KW $2,340,000 and owes Vintage Housing Development $19,159,927 and $2,908,219 as of December 31, 2022 and 2021, respectively. The amounts due to affiliates are due on demand and are non-interest bearing.

(8) Commitments and Contingencies
Tax credits
The Company's low-income housing tax credits will be contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the contributed capital by the investor limited partner.

Operating deficit guaranty
The guarantees made by the Company represent a concentration of credit risk. If performance on the guarantee becomes probable and the liability can be reasonably estimated, the Company would accrue a liability based on the facts and circumstances at that time. All of the guarantees made are with related party entities.

As of December 31, 2022, the Company has provided guarantees related to operating deficits ranging from $415,000 - $4.7 million (median $1.5 million) and are offset by reserves ranging from $192,000 - $1 million (median of $528k) and could expire anywhere from one year (if certain conditions are met) through the compliance period.

(9) Subsequent Events
In preparing these consolidated financial statements, the Companies have evaluated subsequent events and transactions for potential recognition or disclosure through March 31, 2023, the date these consolidated financial statements were available to be issued. The Company has exercised extension options on some of its mortgage and note payable balances subsequent to year end. Dates and maturities have in Note 6 have been updated to reflect these elections. No other events were identified requiring disclosure to the financial statements.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022

			Initial Cost		Gross Balance at December 31, 2022
Property	Location	Encumbrances	Land	Building & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Depreciable life (years)	Date of Construction	Date Acquired
Vintage at Mount Vernon	WA	$12,547,503	$1,157,164	$11,656,399	$2,613,898	$12,624,170	$15,238,068	$(7,584,840)	40 years	2003	2018
Vintage at Burien	WA	10,750,000	—	9,887,575	574,722	10,473,132	11,047,854	(5,269,067)	40 years	2006	2019
Forest Creek	WA	17,259,008	684,298	19,698,291	3,031,658	20,792,352	23,824,010	(10,834,029)	40 years	2008	2018
Silver Creek	WA	25,000,000	1,824,564	19,495,360	2,734,532	20,558,038	23,292,570	(10,316,426)	40 years	2005	2018
Vintage at Chehalis	WA	11,073,832	1,050,000	11,792,956	2,557,686	12,697,795	15,255,481	(6,765,464)	40 years	2008	2021
Vintage at Everett	WA	33,006,384	1,191,692	25,712,467	2,047,102	27,041,143	29,088,245	(12,532,916)	40 years	2006	2021
Vintage at Richland	WA	13,606,814	1,037,760	11,529,496	1,708,583	12,271,674	13,980,257	(6,390,480)	40 years	2005	2021
Vintage at Sequim	WA	5,265,164	1,908,658	10,016,847	2,591,404	10,717,899	13,309,303	(5,531,431)	40 years	2006	2018
Vintage at Silverdale	WA	22,682,201	1,400,000	25,334,916	414,575	26,914,374	27,328,949	(14,188,263)	40 years	2007	2019
Vintage at Spokane	WA	20,145,333	1,510,000	23,105,062	3,050,290	24,738,431	27,788,721	(11,730,082)	40 years	2008	2021
Vizcaya	CA	44,260,000	3,181,614	30,370,337	3,181,614	30,958,638	34,140,252	(12,077,239)	40 years	1992	2019
Folsom	CA	—	2,908,219	—	2,908,219	—	2,908,219	—	N/A	N/A	2022
Lockwood	CA	—	13,548,648	—	13,548,648	—	13,548,648	—	N/A	N/A	2021
Redfield	NV	—	2,695,431	—	2,695,431	—	2,695,431	—	N/A	N/A	2022
Total		$215,596,239	$34,098,048	$198,599,706	$43,658,362	$209,787,646	$253,446,008	$(103,220,237)