Form 10-Q
period 2023-03-31
Kennedy-Wilson Holdings, Inc.
filed 2023-05-04
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of May 2, 2023 was 139,390,837.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
    “Adjusted EBITDA” represents net income before interest expense, (gain) loss on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, provision for (benefit from) income taxes, our share of taxes included in unconsolidated investments, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as non-cash fair value gains or losses) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
    “Adjusted Net Income” represents net income (loss) before depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, share-based compensation, and excluding net income attributable to noncontrolling interests, before depreciation and amortization and preferred dividends.
i

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
“Real Estate Assets under Management” (“AUM”) generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our
ii

presence in the real estate market, not the basis for determining our management fees. Our AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation which continues to fuel recessionary fears). Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments, and the actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction.

    “Same property” refers to properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared.  The same property information presented throughout this report is shown on a cash basis and excludes non-recurring expenses. This analysis excludes properties that are either under development or undergoing lease up as part of our asset management strategy as well as assets that are minority held.  For office assets, the analysis also excludes assets that are owned and occupied by Kennedy Wilson.
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$349.3	$439.3
Accounts receivable, net (including $14.4 and $13.9 of related party)	41.4	40.8
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $913.1 and $882.2)	5,128.5	5,188.1
Unconsolidated investments (including $2,125.5 and $2,093.7 at fair value)	2,267.4	2,238.1
Other assets, net	212.6	216.1
Loan purchases and originations	150.8	149.4
Total assets(1)	$8,150.0	$8,271.8

Liabilities
Accounts payable	$13.0	$16.2
Accrued expenses and other liabilities	579.7	658.2
Mortgage debt	3,042.5	3,018.0
KW unsecured debt	2,029.9	2,062.6
KWE unsecured bonds	513.5	506.4
Total liabilities(1)	6,178.6	6,261.4

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2023 and December 31, 2022 and Series B cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2023 and December 31, 2022.	592.5	592.5
Common stock, $0.0001 par value per share, 200,000,000 authorized, 139,344,238 and 137,790,768 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,702.5	1,679.5
Retained earnings	47.9	122.1
Accumulated other comprehensive loss	(418.0)	(430.1)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,924.9	1,964.0
Noncontrolling interests	46.5	46.4
Total equity	1,971.4	2,010.4
Total liabilities and equity	$8,150.0	$8,271.8

(1) The assets and liabilities as of March 31, 2023 include $157.6 million (including cash held by consolidated investments of $5.0 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $124.2 million) and $75.7 million (including investment debt of $53.1 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2022 include $169.8 million (including cash held by consolidated investments of $6.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $137.8 million) and $82.4 million (including investment debt of $51.2 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Rental	$106.6	$104.2
Hotel	10.6	6.5
Investment management fees (includes $11.0 and $11.3 of related party fees)	11.0	11.3
Property services fees	0.3	0.4
Loan and other	3.7	2.3
Total revenue	132.2	124.7

Income (loss) from unconsolidated investments
Principal co-investments	16.4	78.2
Performance allocations	(10.7)	27.2
Total income from unconsolidated investments	5.7	105.4

Gain on sale of real estate, net	19.2	1.9

Expenses
Rental	36.6	35.7
Hotel	7.9	4.3
Compensation and related	23.5	29.0
Share-based compensation	7.1	7.1
Performance allocation compensation	1.6	11.8
General and administrative	8.4	7.9
Depreciation and amortization	39.4	43.3
Total expenses	124.5	139.1
Interest expense	(62.3)	(50.5)
Gain on early extinguishment of debt	0.1	—
Other (loss) income	(3.0)	5.8
(Loss) income before benefit from (provision for) income taxes	(32.6)	48.2
Benefit from (provision for) income taxes	3.9	(8.2)
Net (loss) income	(28.7)	40.0
Net (income) loss attributable to the noncontrolling interests	(4.2)	0.1
Preferred dividends	(7.9)	(5.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(40.8)	$34.8
Basic (loss) earnings per share
(Loss) earnings per share	$(0.30)	$0.25
Weighted average shares outstanding	137,949,018	136,815,290
Diluted (loss) earnings per share
(Loss) earnings per share	$(0.30)	$0.24
Weighted average shares outstanding	137,949,018	150,420,132
Dividends declared per common share	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(28.7)	$40.0
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	14.1	(28.0)
Unrealized foreign currency derivative contracts (loss) gain	(1.2)	8.3
Unrealized gain on interest rate swaps	—	3.0
Total other comprehensive income (loss) for the period	12.9	(16.7)

Comprehensive (loss) income	(15.8)	23.3
Comprehensive (income) loss attributable to noncontrolling interests	(5.0)	0.8
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(20.8)	$24.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Issuance of common stock	—	—	1,644,144	—	29.3	—	—	—	29.3
Restricted stock grants (RSG)	—	—	955,756	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(1,046,430)	—	(13.4)	—	—	—	(13.4)
Share based compensation	—	—	—	—	7.1	—	—	—	7.1
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	13.3	0.8	14.1
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(1.2)	—	(1.2)
Common stock dividends	—	—	—	—	—	(33.4)	—	—	(33.4)
Preferred stock dividends	—	—	—	—	—	(7.9)	—	—	(7.9)
Net (loss) income	—	—	—	—	—	(32.9)	—	4.2	(28.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5.0)	(5.0)
Balance at March 31, 2023	600,000	$592.5	139,344,238	$—	$1,702.5	$47.9	$(418.0)	$46.5	$1,971.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance	300,000	297.9	—	—	—	—	—	—	297.9
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(796,755)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(589,317)	—	(9.7)	(2.8)	—	—	(12.5)
Share based compensation	—	—	—	—	7.1	—	—	—	7.1
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.3)	(0.7)	(28.0)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	8.3	—	8.3
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.0	—	3.0
Common stock dividends	—	—	—	—	—	(32.8)	—	—	(32.8)
Preferred stock dividends	—	—	—	—	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	—	40.1	—	(0.1)	40.0
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2022	600,000	$593.1	137,790,769	$—	$1,658.4	$191.6	$(405.6)	$25.7	$2,063.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(28.7)	$40.0
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate, net	(19.2)	(1.9)
Depreciation and amortization	39.4	43.3
Above/below market and straight-line rent amortization	(2.4)	(1.2)
Uncollectible lease income	1.8	1.8
(Benefit from) provision for deferred income taxes	(6.2)	5.7
Amortization of deferred loan costs	2.1	2.1
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	1.3	(0.2)
Unrealized net losses (gain) on derivatives	2.4	(7.5)
Income from unconsolidated investments	(5.7)	(105.4)
Operating distributions from unconsolidated investments	19.1	18.0
Deferred compensation	5.3	15.3
Share-based compensation	7.1	7.1
Change in assets and liabilities:
Accounts receivable	(3.0)	(4.3)
Other assets	(5.0)	(10.7)
Accounts payable, accrued expenses and other liabilities	(75.3)	(61.0)
Net cash used in operating activities	(67.0)	(58.9)
Cash flows from investing activities:
Proceeds from collection of loans	2.1	0.1
Issuance of loans	(3.5)	(13.4)
Net proceeds from sale of consolidated real estate	111.9	33.9
Purchases of real estate	—	(103.7)
Capital expenditures to real estate	(39.2)	(26.6)
Proceeds from settlement of foreign derivative contracts	0.7	5.8
Distributions from unconsolidated investments	15.2	7.2
Contributions to unconsolidated investments	(50.3)	(149.6)
Net cash provided by (used in) investing activities	36.9	(246.3)
Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	—	297.9
Borrowings under line of credit	25.0	175.0
Repayment of line of credit	(60.0)	(250.0)
Borrowings under mortgage debt	310.1	102.7
Repayment of mortgage debt	(302.7)	(1.4)
Payment of debt issuance costs	(0.9)	(1.5)
Repurchase and retirement of common stock	(13.4)	(31.1)
Proceeds from issuance of common stock, net of issuance costs	29.3	—
Common dividends paid	(35.6)	(36.1)
Preferred dividends paid	(7.9)	(4.3)
Contributions from noncontrolling interests	0.1	0.6
Distributions to noncontrolling interests	(5.0)	(0.4)
Net cash (used in) provided by financing activities	(61.0)	251.4
Effect of currency exchange rate changes on cash and cash equivalents	1.1	(8.9)
Net change in cash and cash equivalents(1)	(90.0)	(62.7)
Cash and cash equivalents, beginning of period	439.3	524.8
Cash and cash equivalents, end of period	$349.3	$462.1
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash paid (received) for:
Interest(1)(2)	$78.3	$68.6
Income taxes	8.4	(0.2)

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	102.0	38.4

(1) $0.7 million and $0.9 million attributable to noncontrolling interests for the three months ended March 31, 2023 and 2022, respectively.
(2) Excludes $1.1 million and $1.0 million of capitalized interest for the three months ended March 31, 2023 and 2022, respectively.

    As of March 31, 2023 and December 31, 2022 the Company had $47.0 million and $35.1 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on real estate.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022

Accrued capital expenditures	$6.9	$9.0
Common dividends declared but not paid on common stock	33.4	32.8
Preferred dividends declared but not paid on preferred stock	6.7	5.3

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
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2023 and 2022 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2023. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. Under ASC Subtopic 610-20 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets," the Company recognizes the entire gain attributed to contributions of real estate properties to unconsolidated entities.
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
Kennedy Wilson elected the fair value option for 69 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.

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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recorded as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of March 31, 2023, the Company has $130.9 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.
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
Performance allocation compensation is recorded in the same period that the related performance allocations are recorded and can be reversed during periods when there is a reversal of performance allocations that were previously recorded. As of March 31, 2023, the Company has $38.6 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments.

    FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recorded or disclosed at fair value in the financial statements on a recurring basis under the provisions of ASC Topic 820. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company did not adopt any new accounting standards during the three months ended March 31, 2023.
    The FASB did not issue any other ASUs during the first three months of 2023 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Dollars in millions)	2023	2022
Land	$1,304.7	$1,319.2
Buildings	3,948.4	3,961.9
Building improvements	493.3	494.2
In-place lease values	295.2	295.0
	6,041.6	6,070.3
Less accumulated depreciation and amortization	(913.1)	(882.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,128.5	$5,188.1
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.8 years at March 31, 2023.
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
During the three months ended March 31, 2023, Kennedy Wilson did not acquire any consolidated properties.
    Gain on Sale of Real Estate, Net
    During the three months ended March 31, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $19.2 million from the sale of one non-core retail asset in Southern California, six non-core retail assets in the United Kingdom, one residential asset in Hawaii, and one non-core Ireland office asset. The gains on sale of real estate, net include an impairment

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
loss of $6.2 million relating to non-core retail buildings in the United Kingdom and a non-core retail property in the Western United States that are being marketed for sale.
During the three months ended March 31, 2022, Kennedy Wilson recognized gains on sale of real estate, net of $1.9 million.
    Leases
    The Company leases its operating properties to tenants under agreements that are classified as operating leases. The total minimum lease payments provided for under the leases are recognized on a straight-line basis over the lease term unless circumstances indicate revenue should be recognized on a cash basis. The majority of the Company's rental expenses, including common area maintenance and real estate taxes and insurance on commercial properties, are recovered from the Company's tenants. The Company records amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental income in the consolidated statements of operations as the Company is the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.
    The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at March 31, 2023:

(Dollars in millions)	Minimum
Rental Revenues(1)
2023 (remainder)	$131.8
2024	129.4
2025	115.6
2026	97.3
2027	78.0
Thereafter	245.5
Total	$797.6
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2023:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$872.2	$91.0	$227.1	$127.7	$162.0	$1,480.0
Ireland	384.7	184.1	—	7.5	—	576.3
United Kingdom	—	136.1	—	44.6	30.4	211.1
Total	$1,256.9	$411.2	$227.1	$179.8	$192.4	$2,267.4

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
    During the three months ended March 31, 2023, the change in unconsolidated investments primarily relates to $50.3 million of contributions to new and existing unconsolidated investments, $34.3 million of distributions from unconsolidated investments, $5.7 million of income from unconsolidated investments, and a $6.4 million decrease related to other items which primarily related to foreign exchange movements. Please see below for additional details.
    As of March 31, 2023 and December 31, 2022, $2,125.5 million and $2,093.7 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Contributions to Joint Ventures
    During the three months ended March 31, 2023, Kennedy Wilson contributed $50.3 million to joint ventures (of which $1.7 million was invested in new joint ventures formed during the period), primarily to capital calls for development at Kona Village Resort and Cooper's Cross.
    Distributions from Joint Ventures
    During the three months ended March 31, 2023, Kennedy Wilson received $34.3 million in operating and investing distributions from its joint ventures.
    The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2023:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$8.3	$—	$2.3	$—	$3.3	$4.1	$0.7	$1.7	$14.6	$5.8
Ireland	2.3	—	2.0	—	—	9.4	—	—	4.3	9.4
United Kingdom	—	—	—	—	—	—	0.2	—	0.2	—
Total	$10.6	$—	$4.3	$—	$3.3	$13.5	$0.9	$1.7	$19.1	$15.2
    Investing distributions resulted primarily from the sale of one multifamily property in Fund VI and two properties in Europe Fund II. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recorded by Kennedy Wilson during the three and three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Income from unconsolidated investments - operating performance	$14.0	$21.6
Income from unconsolidated investments - fair value	2.4	56.6
Income from unconsolidated investments - performance allocations	(10.7)	27.2
	$5.7	$105.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the three months ended March 31, 2023, we recorded fair value increases with respect to: (i) recorded fair value increases with respect to our investment in Vintage Housing Holdings ("VHH") (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019); (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar. These fair value increases were offset by (i) certain office properties in one of our existing commingled funds due to cap rate expansion, which also led to us recording a decrease of the accrued performance allocations with respect to such fund as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland and our European industrial assets because of increased interest rates leading to cap rate expansion; (iii) certain secured mortgage debt and interest rate derivatives due to a slight decline in the equivalent fixed rates and time decay in the current period.
During the three months ended March 31, 2023, we recorded a $10.7 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to one of our commingled funds as described above. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with an investment held by such fund. There is no performance allocation structure that we benefit from with respect to our investment in VHH.
During the three months ended March 31, 2022, we had fair value increases primarily on multifamily assets due to increasing market rents and fair value gains on European industrial assets primarily related to increasing market rents and some cap rate compression.
During the three months ended March 31, 2022, we had $27.2 million increase in the accrual for performance fees relating to our separate account investment. The increase in the accrual is due to fair value gains on Western United States multifamily assets and European industrial assets.

Vintage Housing Holdings
    As of March 31, 2023 and December 31, 2022, the carrying value of the Company's investment in VHH was $287.9 million and $272.3 million, respectively. The increase in the three months ended March 31, 2023 due to gains on the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019). Prior period fair value gains primarily related to rental increases at the properties and fair value increases relating to fixed rate property level mortgages as the value of these mortgages to VHH have increased as market rates have increased.
Capital Commitments
    As of March 31, 2023, Kennedy Wilson had unfulfilled capital commitments totaling $244.2 million to eight of its unconsolidated joint ventures, including $79.2 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,125.5	$2,125.5
Net currency derivative contracts	—	(0.9)	—	(0.9)
Total	$—	$(0.9)	$2,125.5	$2,124.6
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,093.7	$2,093.7
Net currency derivative contracts	—	7.0	—	7.0
Total	$—	$7.0	$2,093.7	$2,100.7
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 69 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,956.0 million and $1,891.1 million at March 31, 2023 and December 31, 2022, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $169.5 million and $202.6 million at March 31, 2023 and December 31, 2022, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2023, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $79.2 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 69 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Beginning balance	$2,093.7	$1,794.8
Unrealized and realized gains	56.6	115.7
Unrealized and realized losses	(56.4)	(16.3)
Contributions	50.7	147.9
Distributions	(30.1)	(20.4)
Foreign Exchange	11.3	(9.7)
Other	(0.3)	0.5
Ending Balance	$2,125.5	$2,012.5
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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.75% - 7.50% with discount rates ranging from 8.00% - 9.75%. Additionally, the value of the Company’s investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the quarter ended March 31, 2023, the various valuation methodologies produced results that are within a 5% range of each other.
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
The table below describes the range of unobservable inputs for real estate assets as of March 31, 2023:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.75% —7.50%	8.00% — 9.80%
	Income approach - direct capitalization	3.90% — 5.70%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.30% — 8.20%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.90% — 8.30%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 1.50% to 7.25%.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Ongoing macroeconomic conditions, such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation, central banks raising interest rates to curtail high inflation, banks ability and willingness to lend, currency fluctuations and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on its business, operations, cash flows and financial condition for the three months ended March 31, 2023 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2023, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of March 31, 2023 and December 31, 2022 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2023 and the activity during the three months ended March 31, 2023.

(Dollars, Euros and British Pound Sterling in millions)			March 31, 2023		Three Months Ended March 31, 2023
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI (Losses) Gains		Income Statement Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€287.5	$5.3	$13.3	$—		$(1.5)	$1.1	$—
EUR(1)	GBP	€40.0	0.2	—	(0.6)		—	—	—
EUR(1)(2)	GBP	€—	—	—	3.4		—	—	—
GBP	USD	£515.0	20.5	13.6	(7.8)		(1.4)	0.5	—
Total Outstanding			26.0	26.9	(5.0)		(2.9)	1.6	—

Settled
GBP	USD		—	—	2.5		—	0.1	0.7
Total Settled			—	—	2.5		—	0.1	0.7
Total			$26.0	$26.9	$(2.5)	(3)	$(2.9)	$1.7	$0.7
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $1.3 million.

    The gains recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the three months ended March 31, 2023, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $14.6 million. As of March 31, 2023, the Company has hedged 92% of the net asset carrying value of its euro denominated investments and 90% of the net asset carrying value of its GBP denominated investments. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the fair value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value losses of $2.9 million for three months ended March 31, 2023. Some of the Company's unconsolidated investments have interest rate caps which resulted in a $3.1 million loss recorded in principal co-investments. For three months ended March 31, 2022, changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income and had fair value gains was $4.0 million and changes in the value of interest rate swaps and caps that are undesignated are recorded to interest expense and reduced interest expense by $6.4 million.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2023 and December 31, 2022 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.0 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.6 billion and $5.6 billion at March 31, 2023 and December 31, 2022, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	March 31, 2023	December 31, 2022
Straight line rent receivable	$44.6	$42.2
Interest rate caps and swaps	38.4	41.0
Hedge assets	26.0	34.3
Goodwill	23.9	23.9
Prepaid expenses	14.8	12.7
Other	13.7	13.7
Furniture and equipment net of accumulated depreciation of $30.2 and $29.4 at March 31, 2023 and December 31, 2022, respectively	12.6	13.4
Right of use asset, net	12.1	12.2
Deferred taxes, net	11.2	9.4
Leasing commissions, net of accumulated amortization of $11.4 and $11.1 at March 31, 2023 and December 31, 2022, respectively	9.1	9.4
Above-market leases, net of accumulated amortization of $52.7 and $53.0 at March 31, 2023 and December 31, 2022, respectively	3.5	3.9
Marketable securities	2.7	—
Other Assets	$212.6	$216.1

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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2023 (remainder)	$0.8
2024	1.1
2025	1.4
2026	1.4
2027	1.3
Thereafter	34.4
Total undiscounted rental payments	40.4
Less imputed interest	(28.3)
Total lease liabilities	$12.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2023 and December 31, 2022:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2023	December 31, 2022
Multifamily(1)	Western U.S.	$1,818.8	$1,692.9
Commercial(1)	United Kingdom	558.4	637.4
Commercial(1)	Ireland	376.0	370.7
Commercial	Western U.S.	269.0	296.6
Commercial	Spain	37.4	36.9
Mortgage debt (excluding loan fees)(1)		3,059.6	3,034.5
Unamortized loan fees		(17.1)	(16.5)
Total Mortgage Debt		$3,042.5	$3,018.0
(1) The mortgage debt balances include unamortized debt (discounts) premiums. Debt (discounts) premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2023 and December 31, 2022 was $0.7 million and $0.6 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 4.67% per annum as of March 31, 2023 and 4.12% as of December 31, 2022. As of March 31, 2023, 64% of Kennedy Wilson's property level debt was fixed rate, 33% was floating rate with interest caps and 3% was floating rate without interest caps, compared to 65% of Kennedy Wilson's consolidated property level debt was fixed rate, 27% was floating rate with interest caps and 8% was floating rate without interest caps, as of December 31, 2022. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 2.37% as of March 31, 2023.
Mortgage Loan Transactions and Maturities
    During the three months ended March 31, 2023, the Company had five loans that were refinanced with new loans. The new loans have a principal balance of $298.7 million with a weighted average term to maturity of 8.7 years a weighted average interest rate of 5.30%. The old loans had a principal balance of $182.9 million with a weighted average term to maturity of 3.5 years and a weighted average interest rate of 3.78%.
    The aggregate maturities of mortgage loans including amortization and the effects of any extension options as of March 31, 2023 are as follows:

(Dollars in millions)	Aggregate Maturities
2023 (remainder)	$157.0
2024	186.0
2025	309.1
2026	522.4
2027	379.9
Thereafter	1,505.9
3,060.3
Unamortized debt premium	(0.7)
Unamortized loan fees	(17.1)
Total Mortgage Debt	$3,042.5
    As of March 31, 2023, the Company was in compliance with all financial mortgage debt covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8—KW UNSECURED DEBT
    The following table details KW unsecured debt as of March 31, 2023 and December 31, 2022:

(Dollars in millions)	March 31, 2023	December 31, 2022
Credit facility	$248.5	$282.0
Senior notes(1):
2029 Notes	601.7	601.7
2030 Notes	600.0	600.0
2031 Notes	601.8	601.8
KW unsecured debt	2,052.0	2,085.5
Unamortized loan fees	(22.1)	(22.9)
Total KW Unsecured Debt	$2,029.9	$2,062.6
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of March 31, 2023 and December 31, 2022 was $3.5 million and $3.5 million, respectively.

Borrowings Under Credit Facilities
    On March 25, 2020, the Company extended the A&R Facility's $500 million revolving line of credit (the "Second A&R Facility"). The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as defined in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2023, the Company was in compliance with these covenants.
    As of March 31, 2023, the Second A&R Facility had $248.5 million outstanding with $251.5 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $281.8 million during the three months ended March 31, 2023.

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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2023, the maximum balance sheet leverage ratio was 1.15 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of March 31, 2023, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of March 31, 2023 and December 31, 2022:

(Dollars in millions)	March 31, 2023	December 31, 2022
KWE Euro Medium Term Note Programme(1)	$514.2	$507.1
Unamortized loan fees	(0.7)	(0.7)
Total KWE Unsecured Bonds	$513.5	$506.4
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of March 31, 2023 and December 31, 2022 was $1.4 million and $1.5 million, respectively.
    As of March 31, 2023, KWE has senior unsecured notes for an aggregate principal amount of approximately $514.2 million (based on March 31, 2023 rates) (€475 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $514.2 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2023, Kennedy Wilson recorded a gain of $3.4 million in other comprehensive income due to the strengthening of the euro against the GBP during the period.
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
As of March 31, 2023, KWE was in compliance with these covenants.
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

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the three months ended March 31, 2023, the Company issued 1,644,144 shares at a weighted average price of $18.11 per share for gross proceeds of $29.3 million under its ATM Program.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$7.9	$7.9	$5.3	$4.3
Common Stock(1)	33.4	35.6	32.8	36.1
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the three months ended March 31, 2023 and 2022, Kennedy Wilson recognized $7.1 million and $7.1 million, respectively, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
Common Stock Repurchase Program

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    During the three months ended March 31, 2023, Kennedy Wilson did not repurchase any shares under the stock repurchase program. During the three months ended March 31, 2022, Kennedy Wilson repurchased and retired 589,317 shares on the open market for $12.5 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during three months ended March 31, 2023 and 2022 were net-share settled. The total shares withheld during the three months ended March 31, 2023 and 2022 were 1,046,430 shares and 796,755 shares, respectively. During the three months ended March 31, 2023 and 2022, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $13.4 million and $18.6 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes from December 31, 2022 to March 31, 2023:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2022	$(156.9)	$82.0	$3.2	$(71.7)
Unrealized gains (losses), arising during the period	14.6	(2.5)	—	12.1
Deferred taxes on unrealized (gains) losses, arising during the period	(0.5)	1.3	—	0.8
Noncontrolling interests	(0.8)	—	—	(0.8)
Balance at March 31, 2023	$(143.6)	$80.8	$3.2	$(59.6)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(40.8)	$34.8

Weighted average shares outstanding for basic	137,949,018	136,815,290
Basic (loss) earnings per basic share	$(0.30)	$0.25
Weighted average shares outstanding for diluted(1)	137,949,018	150,420,132
Diluted (loss) earnings per diluted share	$(0.30)	$0.24
(1)For the three months ended March 31, 2023 and 2022, a total of 30,181,564 and 16,253,806 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
The following tables summarize income activity by segment and corporate for the three months ended March 31, 2023 and 2022 and balance sheet data as of March 31, 2023 and December 31, 2022:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	10.6	—	—	10.6
Investment management fees	—	11.0	—	11.0
Property services fees	—	—	0.3	0.3
Loans and other	—	3.7	—	3.7
Total revenue	117.2	14.7	0.3	132.2

Income (loss) from unconsolidated investments
Principal co-investments	—	16.4	—	16.4
Performance allocations	—	(10.7)	—	(10.7)
Income from unconsolidated investments	—	5.7	—	5.7

Gain on sale of real estate, net	19.2	—	—	19.2

Expenses
Rental	36.6	—	—	36.6
Hotel	7.9	—	—	7.9
Compensation and related	9.8	8.4	5.3	23.5
Share-based compensation	—	—	7.1	7.1
Performance allocation compensation	—	1.6	—	1.6
General and administrative	3.6	3.2	1.6	8.4
Depreciation and amortization	39.4	—	—	39.4
Total expenses	97.3	13.2	14.0	124.5
Interest expense	(37.2)	—	(25.1)	(62.3)
Gain on extinguishment of debt	0.1	—	—	0.1
Other income (loss)	(1.0)	—	(2.0)	(3.0)
(Provision for) benefit from income taxes	(1.8)	—	5.7	3.9
Net income (loss)	(0.8)	7.2	(35.1)	(28.7)
Net income attributable to noncontrolling interests	(4.2)	—	—	(4.2)
Preferred dividends	—	—	(7.9)	(7.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.0)	$7.2	$(43.0)	$(40.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$104.2	$—	$—	$104.2
Hotel	6.5	—	—	6.5
Investment management fees	—	11.3	—	11.3
Property services fees	—	—	0.4	0.4
Loans and other	—	2.3	—	2.3
Total revenue	110.7	13.6	0.4	124.7

Income from unconsolidated investments
Principal co-investments	—	78.2	—	78.2
Performance allocations	—	27.2	—	27.2
Income from unconsolidated investments	—	105.4	—	105.4

Gain on sale of real estate, net	1.9	—	—	1.9

Expenses
Rental	35.7	—	—	35.7
Hotel	4.3	—	—	4.3
Compensation and related	8.2	14.4	6.4	29.0
Share-based compensation	—	—	7.1	7.1
Performance allocation compensation	—	11.8	—	11.8
General and administrative	2.5	3.7	1.7	7.9
Depreciation and amortization	43.3	—	—	43.3
Total expenses	94.0	29.9	15.2	139.1
Interest expense	(29.0)	—	(21.5)	(50.5)
Other income	3.1	—	2.7	5.8
Provision for income taxes	(1.9)	—	(6.3)	(8.2)
Net (loss) income	(9.2)	89.1	(39.9)	40.0
Net loss attributable to noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(5.3)	(5.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9.1)	$89.1	$(45.2)	$34.8

(Dollars in millions)	March 31, 2023	December 31, 2022
Total assets
Consolidated	$5,483.0	$5,684.1
Co-investment	2,418.2	2,387.5
Corporate	248.8	200.2
Total assets	$8,150.0	$8,271.8
NOTE 13—INCOME TAXES
    The Company derives a significant portion of its income from the rental and sale of real property. As a result, a substantial portion of its foreign earnings is subject to U.S. taxation under certain provisions of the Internal Revenue Code of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    During the three months ended March 31, 2023, the Company generated pre-tax book loss of $32.6 million related to its global operations and recorded a tax benefit of $3.9 million. The tax benefit for the period is below the US statutory tax rate. Significant items impacting the quarterly tax benefit include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom. During this period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy United Kingdom real estate assets decreased due to book unrealized foreign currency gains not yet recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of March 31, 2023 and December 31, 2022; consolidating statements of operations for the three months ended March 31, 2023 and 2022, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2023 or 2022.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$149.5	$62.2	$137.6	$—	$349.3
Accounts receivable	—	0.4	18.9	22.1	—	41.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,630.0	3,498.5	—	5,128.5
Unconsolidated investments	—	14.6	696.4	1,556.4	—	2,267.4
Investments in and advances to consolidated subsidiaries	1,967.7	4,092.7	2,756.9	—	(8,817.3)	—
Other assets	—	82.3	50.8	79.5	—	212.6
Loan purchases and originations	—	4.8	114.0	32.0	—	150.8
Total assets	$1,967.7	$4,344.3	$5,329.2	$5,326.1	$(8,817.3)	$8,150.0

Liabilities and equity
Liabilities
Accounts payable	$—	$0.4	$2.3	$10.3	$—	$13.0
Accrued expenses and other liabilities	42.8	346.3	68.8	121.8	—	579.7
Mortgage debt	—	—	1,165.4	1,877.1	—	3,042.5
KW unsecured debt	—	2,029.9	—	—	—	2,029.9
KWE unsecured bonds	—	—	—	513.5	—	513.5
Total liabilities	42.8	2,376.6	1,236.5	2,522.7	—	6,178.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,924.9	1,967.7	4,092.7	2,756.9	(8,817.3)	1,924.9
Noncontrolling interests	—	—	—	46.5	—	46.5
Total equity	1,924.9	1,967.7	4,092.7	2,803.4	(8,817.3)	1,971.4
Total liabilities and equity	$1,967.7	$4,344.3	$5,329.2	$5,326.1	$(8,817.3)	$8,150.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$91.5	$59.6	$288.2	$—	$439.3
Accounts receivable	—	0.1	18.2	22.5	—	40.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,656.8	3,531.3	—	5,188.1
Unconsolidated investments	—	15.9	698.6	1,523.6	—	2,238.1
Investments in and advances to consolidated subsidiaries	2,009.0	4,289.3	2,850.0	—	(9,148.3)	—
Other assets	—	85.7	50.5	79.9	—	216.1
Loan purchases and originations	—	5.8	111.6	32.0	—	149.4
Total assets	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Liabilities
Accounts payable	$—	$0.5	$4.0	$11.7	$—	16.2
Accrued expense and other liabilities	45.0	416.2	76.5	120.5	—	658.2
Mortgage debt	—	—	1,075.5	1,942.5	—	3,018.0
KW unsecured debt	—	2,062.6	—	—	—	2,062.6
KWE unsecured bonds		—	—	506.4	—	506.4
Total liabilities	45.0	2,479.3	1,156.0	2,581.1	—	6,261.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,964.0	2,009.0	4,289.3	2,850.0	(9,148.3)	1,964.0
Noncontrolling interests	—	—	—	46.4	—	46.4
Total equity	1,964.0	2,009.0	4,289.3	2,896.4	(9,148.3)	2,010.4
Total liabilities and equity	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$56.4	$75.7	$—	$132.2

Total income from unconsolidated subsidiaries	—	—	(26.9)	32.6	—	5.7

Gain on sale of real estate, net	—	—	3.7	15.5	—	19.2

Total expenses	7.6	17.0	44.0	55.9	—	124.5

Income from consolidated subsidiaries	(21.2)	17.3	37.5	—	(33.6)	—
Interest expense	—	(25.2)	(10.8)	(26.3)	—	(62.3)
(Loss) gain on early extinguishment of debt	—	—	(0.5)	0.6	—	0.1
Other income (loss)	0.1	(2.1)	0.9	(1.9)	—	(3.0)
(Loss) income before benefit from (provision for) income taxes	(28.7)	(26.9)	16.3	40.3	(33.6)	(32.6)
Benefit from (provision for) income taxes	—	5.7	1.0	(2.8)	—	3.9
Net (loss) income	(28.7)	(21.2)	17.3	37.5	(33.6)	(28.7)
Net income attributable to the noncontrolling interests	—	—	—	(4.2)	—	(4.2)
Preferred dividends	(7.9)	—	—	—	—	(7.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(36.6)	$(21.2)	$17.3	$33.3	$(33.6)	$(40.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$53.8	$70.9	$—	$124.7

Total income from unconsolidated investments	—	2.0	8.5	94.9	—	105.4

Gain on sale of real estate, net	—	—	—	1.9	—	1.9

Total expenses	7.1	22.5	52.8	56.7	—	139.1

Income from consolidated subsidiaries	47.1	92.8	96.0	—	(235.9)	—
Interest expense	—	(21.7)	(9.7)	(19.1)	—	(50.5)
Other income (loss)	—	2.8	(0.3)	3.3	—	5.8
Income before (provision for) benefit from income taxes	40.0	53.4	95.5	95.2	(235.9)	48.2
(Provision for) benefit from income taxes	—	(6.3)	(2.7)	0.8	—	(8.2)
Net income	40.0	47.1	92.8	96.0	(235.9)	40.0
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(5.3)	—	—	—	—	(5.3)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$34.7	$47.1	$92.8	$96.1	$(235.9)	$34.8

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

Year to Date Highlights

•For the three months ended March 31, 2023, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $40.8 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $34.8 million for the same period in 2022. For the three months ended March 31, 2023 we had Adjusted EBITDA of $90.9 million as compared to $160.1 million for the same period in 2022. The decreases in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA are due to lower fair value gains and performance allocations on our unconsolidated investments and higher interest expense. This was offset by an increase in gains on the sale of real estate and lower accrued compensation expense.
•We recorded fair value decreases and unrealized performance allocation write downs (aggregate of $8.3 million) during the three months ended March 31, 2023. The primary drivers and offsetting movements of the recorded fair value decreases during the quarter ended March 31, 2023 are discussed in detail in our discussion of the Co-Investment Operations in the results of operations section below. Please also see the section entitled “Fair Value Investments” below for a more detailed discussion regarding our valuation methodology.

•Subsequent to quarter-end, we disposed of two wholly-owned United Kingdom retail assets totaling 106,000 square feet, one Mountain West apartment asset totaling 293 units (sold into our affordable multifamily platform), two residential lots, and one fund asset for a gross sales price of $110 million, in which we had a 66% ownership interest in and generated $31 million of cash to us. The Company is also under-contract to sell a wholly-owned office asset in Italy and a retail asset in the Mountain West for a combined sales price of $12 million, which is expected to generate an additional $8 million of cash to the Company.
Company Overview

We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating strong long-term risk-adjusted returns for our shareholders and partners. For the three months ended March 31, 2023, our 228 employees managed a total of $22.8 billion of Real Estate Assets Under Management ("AUM"), which includes 37,370 multifamily units (including 4,994 units under lease up or in process of being developed), 11.7 million office square feet, 10.8 million industrial square feet and 3.8 million retail square feet (including 1.3 million square feet under lease up or in process of being developed), and $2.6 billion of development and residential and other. As of March 31, 2023, the $20.2 billion of operating properties within our AUM produced total revenue of $373.9 million (KW's share of which was $178.1 million) for the three months ended March 31, 2023 compared to $20.7 billion of operating properties with total revenue of $334.1 million (KW's share of which was $164.7 million) during the same period in 2022. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Spain, also managed the consummation of $17.6 million of gross acquisitions and $86.4 million of loan investments (KW's ownership interest of 20% and 3%, respectively) and $275.4 million of gross dispositions and $0.4 million of loan repayments (KW's ownership interest of 49% and 5%, respectively) during the three months ended March 31, 2023.

Our global real estate portfolio is primarily comprised of multifamily communities (60%), commercial properties (38%) and hotel and other properties (2%) based upon our share of NOI. The Western United States represents 63% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, Oregon and Northern and Southern California. In Europe, our portfolio is focused in the United Kingdom (15%) and Ireland (20%).

Our business is comprised of two segments.

First, our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office, retail and industrial properties, and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-investment Portfolio ("Co-investments Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of March 31, 2023, our fee-bearing capital was $6.0 billion and we recognized $11.0 million in base investment management fees and a write down of $10.7 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the three months ended March 31, 2023. As of March 31, 2023, the Company has $130.9 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.
The table below details key metrics of the Consolidated and Co-Investments portfolios as of March 31, 2023:

	Consolidated	Co-Investments
Multifamily units - market rate	11,475	14,369
Multifamily units - affordable	—	11,526
Office feet square feet (millions)	4.8	6.9
Industrial square feet (millions)	—	10.8
Retail square feet (millions)	2.3	1.5
Hotels	1	1
Real estate debt investments - 100% (billions)	$—	$2.5
Real estate debt investments - KW share (millions)	$—	$157.8
Revenues (millions)	$117.2	$49.5
NOI (millions)	$70.8	$41.5
AUM (billions)	$8.8	$14.0
    Our interests in such joint ventures, commingled funds, loans and the fees that we earn from such vehicles make up our Co-investments Portfolio segment as discussed in detail throughout this report, 88% of our carrying value is accounted for at fair value of the investments in our Co-Investment Portfolio.
In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments is estimated at $319.0 million over the next three years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional details in the section titled Development and Redevelopment below.
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

    In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2023 dating back to 2019.

	Three Months Ended March 31,
($ in millions, except fee bearing capital and AUM which $ in billions)	2023	2022	2021	2020	2019
GAAP
Revenues	$132.2	$124.7	$99.4	$123.3	$140.7
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(40.8)	34.8	(5.6)	(9.9)	(5.3)
Basic (loss) income per share of common stock	(0.30)	0.25	(0.04)	(0.07)	(0.04)
Diluted (loss) income per share of common stock	(0.30)	0.24	(0.04)	(0.07)	(0.04)
Dividends declared per share of common stock	0.24	0.24	0.22	0.22	0.21
Non-GAAP(1)
Consolidated NOI	$70.8	$69.4	$53.2	$70.3	$72.0
% change	2.0%	30.5%	(24.3)%	(2.4)%	—%
JV NOI	$41.5	$38.7	$26.4	$29.9	$16.5
% change	7.2%	46.6%	(11.7)%	81.2%	—%
Adjusted EBITDA	$90.9	$160.1	$127.6	$112.0	$120.2
% change	(43.2)%	25.5%	13.9%	(6.8)%	—%
Adjusted Net Income	$5.3	$85.4	$47.0	$44.8	$53.9
Adjusted Net Income percentage change	(94)%	82%	5%	(17)%	—%
Fee-bearing capital	$6.0	$5.3	$4.1	$3.3	$2.3
% change	13.2%	29.3%	24.2%	43.5%	—%
AUM	$22.8	$20.5	$19.7	$16.2	$16.0
% change	11.2%	4.1%	21.6%	1.3%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of March 31, 2023 and as of December 31, 2022 through 2019:

	March 31,	December 31,
(in millions)	2023	2022	2021	2020	2019
Cash and cash equivalents	$349.3	$439.3	$524.8	$965.1	$573.9
Total assets	8,150.0	8,271.8	7,876.5	7,329.0	7,304.5
Mortgage debt	3,042.5	3,018.0	2,959.8	2,589.8	2,641.0
KW unsecured debt	2,029.9	2,062.6	1,852.3	1,332.2	1,131.7
KWE unsecured bonds	513.5	506.4	622.8	1,172.5	1,274.2
Kennedy Wilson equity	1,924.9	1,964.0	1,777.6	1,644.5	1,678.7
Noncontrolling interests	46.5	46.4	26.3	28.2	40.5
Total equity	1,971.4	2,010.4	1,803.9	1,672.7	1,719.2
Common shares outstanding	139.3	137.8	138.0	141.4	142.3

The following table shows the historical U.S. federal income tax treatment of Company’s common stock dividend for the years ended December 31, 2022 through 2018:

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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-investment Portfolio. We have a weighted average ownership in our Co-Investments Portfolio assets of 41% as of March 31, 2023.
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
    The table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of March 31, 2023 and December 31, 2022:

($ in millions)	March 31, 2023	December 31, 2022
Cash(1)	$173.1	$316.7
Real estate	5,128.5	5,188.1
Accounts receivable and other assets	133.9	135.1
Total Assets	$5,435.5	$5,639.9

Accounts payable, accrued expenses and other liabilities	148.4	156.6
Mortgage debt	3,042.5	3,018.0
KWE bonds	513.5	506.4
Total Liabilities	3,704.4	3,681.0

Equity	$1,731.1	$1,958.9
(1) Excludes $176.2 million and $122.5 million as of March 31, 2023 and December 31, 2022 of corporate non-property level cash.
Co-Investments Portfolio
    We utilize different platforms in the Co-investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents our share of the carrying value (primarily at fair value) of the balance sheet of our Co-Investment Portfolio as of March 31, 2023 and December 31, 2022:

($ in millions)	March 31, 2023	December 31, 2022
Cash	$90.4	$86.9
Real estate	4,414.4	4,319.1
Loans	150.8	158.7
Accounts receivable and other assets	296.2	298.0
Total Assets	$4,951.8	$4,862.7

Accounts payable and accrued expenses	99.9	88.0
Mortgage debt	2,433.7	2,387.2
Total Liabilities	2,533.6	2,475.2

Equity	$2,418.2	$2,077.9
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees and performance allocations, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of March 31, 2023, our weighted average ownership interest in the various joint ventures that we manage was 45%.
Commingled funds
    We currently have investments in four closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our three U.S-based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of March 31, 2023, our weighted average ownership interest in the commingled funds that we manage was 13%.
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
Our global multifamily portfolio has 37,370 units as of March 31, 2023, consisting of 32,376 stabilized units and 4,994 units that are undergoing lease up or are in the process of being developed.
    As of March 31, 2023, we hold ownership interests in 148 assets that include 11,475 consolidated market rate multifamily apartment units, 14,369 market rate units within our Co-Investment Portfolio and 11,526 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region (Idaho, Utah, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.

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
Multifamily - Affordable Housing
Through our VHH platform we focus on affordable units based on income and in some cases age restrictions. With homes reserved for residents that make 50% to 60% of the area’s median income, VHH provides an affordable long-term solution for qualifying working families and active senior citizens, coupled with modern amenities that are a hallmark of our traditional multifamily portfolio. Fundamental to VHH’s success is a shared commitment to delivering quality affordable homes and building communities that enrich residents’ lives, including providing programs such as social support groups, after-school programs, transportation assistance, computer training, and wellness classes.
We hold an approximate 50% interest in VHH which acts as the general partner (developer/asset manager) of 55 affordable housing projects totaling 11,526 units (including 11 investments held without a tax credit investor (“tax credit limited partner”), and 44 investments held with a tax credit limited partner). Included in the portfolio are 9,157 operating units and 2,369 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.
With respect to the assets that are held with tax credit limited partners ("LPs"), VHH generally sells 99.9% of the legal ownership interest in the applicable asset to the tax credit LPs, in exchange for cash that is used to build and/or rehabilitate the property. Although legal ownership interests in these assets are sold to the tax credit LPs, VHH continues to receive a majority of the cash flow generated from these assets through deferred developer fees and other fee arrangements and profits splits agreed to between VHH and the tax credit LPs at the time of the sale of the interests (a structure which is commonly used by peer companies with similar businesses). In return for such financing from the tax credit LPs, the tax credit LPs receive federal tax credits to offset their ordinary income tax liability pursuant to federal tax regulations. This results in VHH maintaining on average 75% of the economic ownership interests in the assets throughout the portfolio.
During the three months ended March 31, 2023, we received $2.7 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $14.6 million of proceeds from VHH, including $11.6 million from recurring monthly distributions, $2.1 million from paid developer fees at conversion and $0.9 million from sales and refinancings.
Further, on properties where tax credits are sold, VHH typically utilizes tax-exempt bond financing to help finance its partnership investments. Typical financing includes a bridge to permanent financing solution, where a floating rate option is utilized during the construction and lease-up period and a permanent loan with a fixed rate locked at the time of closing becomes effective upon conversion/stabilization. The typical term for these loan facilities is 17 years.
We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of March 31, 2023 we have contributed an additional $122.5 million into VHH and have received $270.4 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $287.9 million as of March 31, 2023. Since our acquisition in 2015, we have recorded $282.9 million worth of fair value gains on our investment in VHH, including $14.5 million during the three months ended March 31, 2023. Please also see the section entitled "Fair Value Investments" below for a more detailed discussion regarding our valuation methodology with respect to our investment in VHH.
    Commercial
    Our investment approach for office acquisition criteria differs across our various investment platforms. For our Consolidated Portfolio we look to invest in large high-quality properties with high replacement costs. In our separate account portfolios, our partners have certain characteristics whether it be location, financing (unencumbered properties) or hold period. The commingled funds typically look for opportunities that have a value-add component that can benefit from our asset management expertise. In all cases, however, our office assets are primarily low-to-mid rise assets. After acquisition, the properties are generally repositioned to enhance market value.

Our industrial portfolio consists mainly of last mile distribution centers located in the United Kingdom, Ireland and the Mountain West and Northern California regions of the United States.
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
    As of March 31, 2023, we hold investments in 57 office properties totaling over 11.7 million square feet, 112 industrial properties totaling 10.8 million square feet and 32 retail properties totaling 3.8 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.8 million square feet of office space and 2.3 million square feet of retail space. Our Co-Investment portfolio has 6.9 million square feet of office space, 10.8 million square feet of industrial space and 1.5 million square feet of retail space.
    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of March 31, 2023, we have 2,220 multifamily units, 0.4 million commercial rentable square feet and 150 thoughtfully designed stand-alone guest hales and suites that blend heritage and modern luxury across a sprawling 81 acres. Accommodations combine indoor and outdoor living space and include oversized lanai, outdoor showers, and beach front access. All accommodations provide oversized lanai and many include an outdoor shower. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $1.2 billion (approximately 75% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
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
    As of March 31, 2023, we held interests in 40 loans, 86% that have floating interest rates, located in the Western U.S. and the United Kingdom, with an average interest rate of 10.0% per annum and an unpaid principal balance ("UPB") of $2.5 billion of real estate debt (of which our share was a UPB of $157.8 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.
    Our current loan portfolio is focused on performing loans. However, if market conditions deteriorate, we may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. If necessary, we will explore all options of recouping our loan investments including pursuing taking title of the properties securing such loans through foreclosures or the execution of a deed in lieu of foreclosure. We also expect more opportunities to arise in acquiring loan portfolios at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower or market conditions. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from such investments.
Hotel

We originally acquired debt interests in each of the hotels in our Consolidated and Co-Investment portfolios and were able to utilize these debt positions to take ownership of the real estate. These properties are examples of how we are able to leverage different platforms within the Company to add value to properties and shareholders. Please also see our discussion above in the section titled "Real Estate Debt."
As of March 31, 2023, we own one consolidated operating hotel, the iconic Shelbourne Hotel, which consists of 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-investment Portfolio, we have Kona Village, A Rosewood Resort, which will offer 150 thoughtfully designed stand-alone guest hales and suites that blend heritage and modern luxury across a sprawling 81 acres. Accommodations combine indoor and outdoor living space and include oversized lanai, outdoor showers, and beach front access. The hotel is located in Kona, Hawaii and is currently on schedule to open early in the second half of 2023.
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
    As of March 31, 2023, we held 14 investments that are primarily comprised of 27 residential units/lots and 1,070 acres located in Hawaii and the Western United States and are primarily invested through our Co-investment Portfolio. As of March 31, 2023, these investments had a gross asset value of $186.0 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of March 31, 2023, $2.1 billion or 94% of our investments in our Co-Investment Portfolio (26% of total assets) were held at estimated fair value. As of March 31, 2023, there were cumulative fair value gains on investments held of $539.8 million, which comprises 25% of the $2.1 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $282.9 million of the $539.8 million cumulative fair value gains. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the three months ended March 31, 2023, we recorded $2.4 million and $10.7 million, respectively, of net fair value gains and write downs of performance allocations on co-investment portfolio investments.

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

The value of KW’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.75% - 7.50% with discount rates ranging from 8.00% - 9.75%. Additionally, the value of KW’s investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the quarter ended March 31, 2023, the various valuation methodologies produced results that are within a 5% range.

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

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.75% —7.50%	8.00% — 9.80%
	Income approach - direct capitalization	3.90% — 5.70%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.30% — 8.20%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.90% — 8.30%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, we consider significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 1.50% to 7.25%.

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
Ongoing macroeconomic conditions, such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation, central banks raising interest rates to curtail high inflation, banks ability and willingness to lend, currency fluctuations and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the three months ended March 31, 2023 and future periods.

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
    The table below details the changes in the Company's AUM for the three months ended March 31, 2023:

(in millions)	December 31, 2022	Increases	Decreases	March 31, 2023
IMRES AUM	$23,028.4	$724.7	$(956.6)	$22,796.5
    AUM decreased 1.0% to approximately $22.8 billion as of March 31, 2023. The decrease is due to sale of non-core residential and retail assets in the Western United States and retail assets in the United Kingdom as well as a couple sales in our comingled funds that had completed their business plans. We also had fair value declines primarily on office and retail assets in our global portfolio. These were offset by increases from foreign exchange gains and fair value increases on development projects and affordable multifamily properties.
The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation which continues to fuel recessionary fears). Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments, and the actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction.
Foreign Currency and Currency Derivative Instruments
    Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	10.6	—	—	10.6
Investment management fees	—	11.0	—	11.0
Property services fees	—	—	0.3	0.3
Loans and other	—	3.7	—	3.7
Total revenue	117.2	14.7	0.3	132.2
Income (loss) from unconsolidated investments
Principal co-investments	—	16.4	—	16.4
Performance allocations	—	(10.7)	—	(10.7)
Income from unconsolidated investments	—	5.7	—	5.7

Gain on sale of real estate, net	19.2	—	—	19.2
Expenses
Rental	36.6	—	—	36.6
Hotel	7.9	—	—	7.9
Compensation and related	9.8	8.4	5.3	23.5
Share-based compensation	—	—	7.1	7.1
Performance allocation compensation	—	1.6	—	1.6
General and administrative	3.6	3.2	1.6	8.4
Depreciation and amortization	39.4	—	—	39.4
Total expenses	97.3	13.2	14.0	124.5
Interest expense	(37.2)	—	(25.1)	(62.3)
Gain on early extinguishment of debt	0.1	—	—	0.1
Other income (loss)	(1.0)	—	(2.0)	(3.0)
(Provision for) benefit from income taxes	(1.8)	—	5.7	3.9
Net income (loss)	(0.8)	7.2	(35.1)	(28.7)
Net income attributable to the noncontrolling interests	(4.2)	—	—	(4.2)
Preferred dividends	—	—	(7.9)	(7.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(5.0)	7.2	(43.0)	(40.8)
Add back (less):
Interest expense	37.2	—	25.1	62.3
Gain on early extinguishment of debt	(0.1)	—	—	(0.1)
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	19.8	—	19.8
Depreciation and amortization	39.4	—	—	39.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Provision for (benefit from) income taxes	1.8	—	(5.7)	(3.9)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.2	—	0.2
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Preferred dividends	—	—	7.9	7.9
Share-based compensation	—	—	7.1	7.1
Adjusted EBITDA(1)	$71.4	$28.1	$(8.6)	$90.9
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$104.2	$—	$—	$104.2
Hotel	6.5	—	—	6.5
Investment management fees	—	11.3	—	11.3
Property services fees	—	—	0.4	0.4
Loans and other	—	2.3	—	2.3
Total revenue	110.7	13.6	0.4	124.7
Income from unconsolidated investments
Principal co-investments	—	78.2	—	78.2
Performance allocations	—	27.2	—	27.2
Income from unconsolidated investments	—	105.4	—	105.4

Gain on sale of real estate, net	1.9	—	—	1.9
Expenses
Rental	35.7	—	—	35.7
Hotel	4.3	—	—	4.3
Compensation and related	8.2	14.4	6.4	29.0
Share-based compensation	—	—	7.1	7.1
Performance allocation compensation	—	11.8	—	11.8
General and administrative	2.5	3.7	1.7	7.9
Depreciation expense	43.3	—	—	43.3
Total expenses	94.0	29.9	15.2	139.1
Interest expense	(29.0)	—	(21.5)	(50.5)
Other income	3.1	—	2.7	5.8
Provision for income taxes	(1.9)	—	(6.3)	(8.2)
Net (loss) income	(9.2)	89.1	(39.9)	40.0
Net loss attributable to the noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(5.3)	(5.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(9.1)	89.1	(45.2)	34.8
Add back (less):
Interest expense	29.0	—	21.5	50.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	11.3	—	11.3
Depreciation and amortization	43.3	—	—	43.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.1	—	1.1
Provision for income taxes	1.9	—	6.3	8.2
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.5)	—	—	(1.5)
Preferred dividends	—	—	5.3	5.3
Share-based compensation	—	—	7.1	7.1
Adjusted EBITDA(1)	$63.5	$101.6	$(5.0)	$160.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net income (loss) to common shareholders was a loss of $40.8 million and income of $34.8 million for the three months ended March 31, 2023 and 2022, respectively.
    Adjusted EBITDA was $90.9 million and $160.1 million for the three months ended March 31, 2023 and 2022, respectively.
    The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to significantly lower fair value gains and performance allocations during the three months ended March 31, 2023 as compared to the prior period. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value movements during the current and prior periods.
    Operational Highlights
    Same store property highlights for the three months ended March 31, 2023 include:
•For our 16,163 same property multifamily units for the three months ended March 31, 2023 as compared to the prior period:
◦occupancy decreased to 93.9% from 94.7%
◦net operating income increased by 5.0%
◦total revenues increased by 6.3%
•For 4.4 million square feet of same property office real estate for the three months ended March 31, 2023 as compared to the prior period:
◦occupancy increased to 94.6% from 92.9%
◦net operating income increased by 6.1%
◦total revenues increased by 3.8%
•Investment Transactions
◦acquired $17.6 million of real estate assets and $86.4 million of loans (our share of which was $3.5 million and $2.2 million, respectively) and sold $275.4 million of assets (our share of which was $135.8 million).
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

	Three Months Ended March 31, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.2	—%	$—	—%	$0.2	—%
Net (loss) income	(1.7)	(4)%	4.8	12%	3.1	8%
Adjusted EBITDA	(1.6)	(1)%	4.9	5%	3.3	4%

	Three Months Ended March 31, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.4)	—%	$—	—%	$(0.4)	—%
Net (loss) income	(0.5)	(1)%	(10.1)	(29)%	(10.6)	(30)%
Adjusted EBITDA	(0.8)	—%	(10.1)	(6)%	(10.9)	(6)%

    Consolidated Portfolio Segment
    Rental income was $106.6 million for the three months ended March 31, 2023 as compared to $104.2 million for the same period in 2022. The $2.4 million increase is primarily due to the acquisition of multifamily properties in the Western United States during the second quarter of 2022 and the lease up of certain multifamily properties in the Western United States that completed development. These increases have been offset by asset sales primarily consisting of non-core assets in Europe.
    Hotel income was $10.6 million for the three months ended March 31, 2023 as compared to $6.5 million for the same period in 2022. The $4.1 million increase is primarily due to the increased level of operations at the Shelbourne Hotel during the three months ended March 31, 2023 as compared to the prior period when COVID-related restrictions still had an impact on operations. Shelbourne had an average daily rate ("ADR") of $428.80 and occupancy of 64% for the three months ended March 31, 2023 as compared to an ADR of $354.30 and occupancy of 39% for the same period in 2022.
Gain on sale of real estate, net was $19.2 million for the three months ended March 31, 2023 compared to $1.9 million during the same period in 2022. The gain recognized during the three months ended March 31, 2023 relates to the sale of non-core retail assets in the United Kingdom and Western United States and a residential investment in the Western United States. These gains are net of $6.2 million of impairments that we recorded during the quarter related to retail assets in the United Kingdom and Western United States that have been identified for sale later this year. The gains recognized during the three months ended March 31, 2022 related to non-core retail assets in the United Kingdom and Western United States.
    Rental expenses increased to $36.6 million for the three months ended March 31, 2023 as compared to $35.7 million for the three months ended March 31, 2022. The increase is due to new acquisitions of multifamily properties in the Western United States as discussed above and inflationary increases on items like payroll and utilities at the properties.
    Hotel expenses increased to $7.9 million for the three months ended March 31, 2023 as compared to $4.3 million for the three months ended March 31, 2022 primarily due to increased level of activity and operations at the Shelbourne Hotel during 2023 as described above as well as inflationary impacts of payroll and utilities.
    Compensation expense increased to $9.8 million for the three months ended March 31, 2023 as compared to $8.2 million for the three months ended March 31, 2022 as a result of higher gains on sale of real estate, net for the three months ended March 31, 2023 compared to the prior period, which drove a higher discretionary compensation accrual allocation for the Consolidated Portfolio segment
General and administrative expenses were $3.6 million for the three months ended March 31, 2023 as compared to $2.5 million for the three months ended March 31, 2022. Similar to compensation expense discussed above there was a higher allocation of corporate expenses to the Consolidated segment in the current period due to higher gains on sale and lower fair value gains in the Co-Investment Portfolio.
Depreciation and amortization decreased to $39.4 million during the three months ended March 31, 2023 as compared to $43.3 million for the three months ended March 31, 2022 as a result of full amortization of lease intangible assets related to office acquisitions in prior years.
    Interest expense was $37.2 million for the three months ended March 31, 2023 as compared to $29.0 million for the same period in 2022. The increase was due to higher property level debt balances and an increase in interest rates on variable property level mortgages during the period.
Other loss was $1.0 million for three months ended March 31, 2023 as compared to other income $3.1 million for the three months ended March 31, 2022. We had mark to market fair value losses of $1.8 million on the Company's undesignated interest rate caps and swap contracts. We have entered into these undesignated contracts to hedge against rising interest rates. The value of the contracts have decreased as they have started to pay out and because there is less volatility concerning future interest rate hikes. We received $4.0 million in cash proceeds relating to interest rate derivative contracts during the current period. Other income for the three months ended March 31, 2022 was due to mark to market fair value gains on the Company's undesignated interest rate caps and swap contracts.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the three months ended March 31, 2023, we had fees recorded through revenues of $11.0 million as compared to $11.3 million from the same period in 2022. During the three months ended March 31, 2023, we had higher base management fees as a result of growth in our global real estate debt platform and a new managed fund in the Western United States. Increase in base management fee was more than offset by decreases in construction development fees as we are no longer earning fees on certain projects that have reached completion and are transitioning to operating properties. Additionally, we earned one-time acquisition fees in the prior period with no activity in the current period. Performance fees are recorded as part of income from unconsolidated investments as discussed below.
Loans and other income increased to $3.7 million during the three months ended March 31, 2023 as compared to $2.3 million for the same period in 2022. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to a combination of the growth of the platform over the last year and increases in interest rates on variable loans in the platform.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investments Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended March 31, 2023 and the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Revenue
Rental	$60.2	$54.2
Sale of real estate	—	8.0
Total revenue	60.2	62.2

Fair value/other adjustments	1.4	55.6
Performance allocations	(10.7)	27.2

Expenses
Rental	18.7	15.5
Cost of real estate sold	—	5.7
Depreciation and amortization	0.8	1.1
Total expenses	19.5	22.3

Interest expense	(19.9)	(11.3)
Other loss	(5.6)	(6.0)
Provision for income taxes	(0.2)	—
Income from unconsolidated investments	$5.7	$105.4

The decrease in income from unconsolidated investments is primarily due to the following:

During the quarter ended March 31, 2023, we recorded fair value increases with respect to: (i) recorded fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019); (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar. These fair value increases were offset by (i) certain office properties in one of our existing commingled funds due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to such fund as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland and our European industrial assets because of increased interest rates leading to cap rate expansion; (iii) certain secured mortgage debt and interest rate derivatives due to a slight decline in the equivalent fixed rates and time decay in the current period.

During the three months ended March 31, 2023, we recorded a $10.7 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to one of our commingled funds as described above. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with a land investment held by such fund. There is no performance allocation structure that we benefit from with respect to our investment in VHH.

During the three months ended March 31, 2022, we had fair value increases primarily on multifamily assets due to increasing market rents and fair value increases on European industrial assets primarily related to increasing market rents and some cap rate compression.
During the three months ended March 31, 2022, we had $27.2 million increase in the accrual for performance fees relating to our separate account investment. The increase in the accrual is due to fair value increases on Western United States multifamily assets and European industrial assets.
Expenses
Co-Investment Portfolio expenses decreased to $13.2 million for the three months ended March 31, 2023 as compared to $29.9 million during the prior period. The decrease compared to the prior period was primarily due to the Co-Investment segment had lower compensation allocated in the current period as it had significantly lower fair value gains and performance allocations in the current year as compared to the prior period. Due to lower performance allocations there was also lower performance allocation expense.
    Corporate
Expenses decreased to $14.0 million for the three months ended March 31, 2023 as compared to $15.2 million for the three months ended March 31, 2022 due to lower discretionary bonus accrual for the three months ended March 31, 2023.
    Interest expense was $25.1 million for the three months ended March 31, 2023 as compared to $21.5 million for the same period in 2022. For the three months ended March 31, 2023 we had higher corporate debt balances outstanding due to a combination of higher average balance outstanding on our credit facility and a higher interest rate on our credit facility.
Other loss decreased to $2.0 million for the three months ended March 31, 2023 as compared to other income of $2.7 million for the same period in 2022. We had realized foreign exchange losses on euro draws on our corporate credit facility and mark to market fair value decreases on interest rate derivatives that the Company bought to hedge its variable interest rate exposure during the three months ended March 31, 2023. During the three months ended March 31, 2022 we had fair value increases on interest rate derivatives. Current period losses are due to contracts starting to pay out which is reflected as a reduction of interest expense and less volatility associated with future interest rate hikes from the Federal Reserve.

Our income tax benefit was $3.9 million for the three months ended March 31, 2023 as compared to income tax expense of $8.2 million in 2022. The decrease in income tax expense is primarily attributable to a decrease in worldwide pre-tax book income in 2023 as compared to the same period in the prior year. Our effective tax rate for the three months ended March 31, 2023 was 11.9% as compared to an effective tax rate of 17.0% in 2022. Significant items impacting the quarterly tax benefit include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom. During the three months ended March 31, 2023, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased due to unrealized foreign currency gains not yet recognized for tax. The effective tax rate for 2022 was below the statutory tax rate due to tax benefit recorded for the partial release of valuation allowances against deferred tax assets associated with our excess tax basis in the KWE investment and UK real estate assets.
    Other Comprehensive (Loss) Income
The two major components that drive the change in other comprehensive (loss) income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(40.8)	$34.8
Unrealized foreign currency translation gains (losses), net of noncontrolling interests and tax	13.3	(27.3)
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(1.2)	8.2
Unrealized income on interest rate swaps	—	3.0
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(28.7)	$18.7

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2023 and 2022 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2023	2022
Euro	1.4%	(2.6)%
GBP	2.0%	(2.9)%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the three months ended March 31, 2023 and 2022 was loss of $28.7 million and income of $18.7 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the euro and the GBP strengthening against the U.S. Dollar. Unrealized losses related to currency derivative contracts (hedges) were driven by hedges that the Company has on its GBP denominated investments and was offset increases in the value of hedges that KWE holds on its euro denominated investments as the euro weakened against the GBP in the quarter.
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

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, sales of real estate, cash out refinancings as well as availability on our current revolving lines of credit. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Also, in May 2022, we established an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During three months ended March 31, 2023, the Company issued 1.6 million shares at a weighted average price of $18.11 per share for gross proceeds of $29.3 million under our ATM Program. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of March 31, 2023, we and our consolidated subsidiaries had $349.3 million ($128.7 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $90.4 million and had $251.5 million of availability under our revolving credit facility ($248.5 million outstanding as of March 31, 2023). As of March 31, 2023, we have $47.0 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
Given the ongoing macroeconomic conditions, such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. In addition to such market conditions, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In October of 2022, S&P placed us on negative CreditWatch due to a slowdown in investment transaction activity leading to elevated leverage and in February 2023, S&P downgraded us to ‘BB’ from ‘BB+’ and maintained their negative CreditWatch. Additionally, S&P downgraded the KWE Notes to ‘BB+’ from ‘BBB-’ and the KWI Notes to ‘BB-’ from ‘BB’. These ratings and downgrades thereof may impact our ability to access the debt market in the future at desired terms or at all. Please also see Part I. Item 1A. Risk Factors in our annual report on Form 10_K for the year ended December 31, 2022 and Part II. Item 1A. Risk Factors in this report.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of March 31, 2023, we had 2,220 multifamily units, 0.4 million commercial rentable square feet and 150 thoughtfully designed stand-alone guest hales and suites that blend heritage and modern luxury across a sprawling 81 acres. Accommodations combine indoor and outdoor living space and include oversized lanai, outdoor showers, and beach front access. If these projects were brought to completion, our share of the total cost is estimated to be approximately $1.2 billion (approximately 75% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2023, we had incurred $861.0 million of costs to date and expect to spend an additional $319.0 million to develop to completion or complete the entitlement process on these projects. Of the $319.0 million of remaining costs to complete, we currently expect $97.0 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. When development projects are completed they typically move into our lease-up category as they undergo lease up post-completion.
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

$ in millions					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Nor. California	Multifamily	38° North Phase II(5)	Under Construction	2023	2024	—	172	$73	$30	$43
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2023	2024	—	210	60	23	37
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	2024	—	471	131	120	11
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	2025	7,000	287	75	66	9
Hawaii	Hotel	Kona Village Resort(6)	Under Construction	2023	2024	—	150	352	314	38
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2024	395,000	—	162	127	35
Nor. California	Multifamily	38° North Phase III(5)	Under Construction	2024	2024	—	30	13	1	12
Mountain West	Multifamily	Dovetail(5)	Under Construction	2024	2024	—	240	56	40	16
Mountain West	Multifamily	Oxbow(6)	Under Construction	2024	2024	—	268	41	30	11
Ireland(3)	Mixed-Use	The Cornerstone(6)	Under Construction	2024	2025	20,000	232	69	46	23
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	2025	—	310	120	36	84
So. California	Multifamily	Gateway @ The Oaks(5)	In Planning	TBD	TBD	—	TBD	TBD	10	TBD
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	—	TBD	TBD	18	TBD
	Total					422,000	2,370	$1,152	$861	$319
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $97 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.00 = $1.09 USD, and £1.00 = $1.23, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment.
(6) Included in Co-Investment Portfolio segment.

Lease-up and Value Add Capital Expenditure Programs

    We currently have six assets that comprise 0.8 million commercial square feet that are currently in lease-up and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $26.4 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently in lease-up.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)

The Oaks	Consolidated	Southern California	Office	100%	1	357,000	83	$4.8
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—
The Heights Building 4	Consolidated	United Kingdom(2)	Office	51%	1	80,000	40	—
Hamilton Landing H7	Consolidated	Northern California	Office	100%	1	61,000	—	4.3
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	34	17.3
		Total Lease-Up			6	833,000	51%	26.4

Note: The table above excludes minority-held investments and two wholly-owned assets expected to sell, totaling 405 multifamily units, 0.8 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.09 USD, and £1.00 = $1.23

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of March 31, 2023, we had $131.4 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the three months ended March 31, 2023 and 2022 the Company recorded $2.8 million and $3.2 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the three months ended March 31, 2023 and 2022, the Company recorded $1.6 million and $11.8 million, respectively related to this program.

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
Cash Flows

    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(67.0)	$(58.9)
Net cash provided by (used in) investing activities	36.9	(246.3)
Net cash (used in) provided by financing activities	(61.0)	251.4
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Portfolio net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $67.0 million and $58.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase used in operating activities is primarily from higher interest payments due to higher debt balances and interest rates on our loans.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $36.9 million for the three months ended March 31, 2023. We received $111.9 million from the sale of non-core retail and office assets in the United Kingdom, Ireland and Western United States as well as a residential property in Hawaii. We received $15.2 million in investing distributions from our co-investments primarily from sale of investments in our commingled funds and the redemption of a hedge fund investment. Our share of new loans issued as part of our global debt platform were $3.5 million and we received $2.1 million of proceeds from repayments on loans issued. We spent $39.2 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $50.3 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and Cooper's Cross development.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $61.0 million for the three months ended March 31, 2023. The Company received net proceeds of $29.3 million from the issuance of common shares under its ATM program. We drew $25.0 million on our revolving line of credit and repaid $60.0 million on our revolving line of credit during the three months ended March 31, 2023. Kennedy Wilson received proceeds of $310.1 million from mortgage loans to refinance consolidated properties. These proceeds were offset by the repayment of $302.7 million of mortgage debt. During the three months ended March 31, 2023, we paid common dividends of $35.6 million and preferred dividends of $7.9 million and we repurchased $13.4 million of our common stock under our share repurchase plan.
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

Contractual Obligations and Commercial Commitments
    At March 31, 2023, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$3,060.4	$156.9	$1,017.5	$619.9	$1,266.1
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	248.5	—	248.5	—	—
KWE Unsecured bonds(4) (5)	515.5	—	515.5	—	—
Total borrowings	5,624.4	156.9	1,781.5	619.9	3,066.1
Operating leases	10.7	0.8	2.1	2.2	5.6
Ground leases(8)	30.0	0.2	0.5	0.5	28.8
Total contractual cash obligations(7)	$5,665.1	$157.9	$1,784.1	$622.6	$3,100.5
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $119.1 million; 1-3 years - $398.4 million; 4-5 years - $129.1 million; After 5 years - $135.3 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2023.
(2) Excludes $0.7 million of net unamortized debt discount on mortgage debt.
(3) Excludes $3.5 million of net unamortized debt premium on senior notes.
(4) Excludes $39.9 million of unamortized loan fees.
(5) Excludes $1.4 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $157.7 million; 1-3 years - $1,781.2 million; 4-5 years - $617.8 million; After 5 years - $3,029.3 million.
(7) Table above excludes $244.2 million unfulfilled capital commitments to our unconsolidated and fund investments and $17.9 million to our loan investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
(9) Principal debt payments include the effect of extension options.
Indebtedness and Related Covenants
    The following describes certain indebtedness and related covenants.
    KWI Notes
On February 11, 2021, Kennedy-Wilson, Inc. ("KWI"), issued $500.0 million aggregate principal amount of 4.750% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “initial notes”). On March 15, 2021, KWI issued an additional $100 million aggregate principal of the 2029 Notes and an additional $100 million of the 2031 Notes. These additional notes were issued as "additional notes" under the indentures pursuant to which KWI previously issued 2029 Notes and the 2031 Notes. On August 23, 2021, KWI issued $600.0 million aggregate principal amount of 4.750% senior notes due 2030 (the "2030 Notes", together with the 2029 Notes, the 2031 notes and the additional notes, the "notes"). The notes are senior, unsecured obligations of KWI and are guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiaries of KWI.

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1,

2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.7 million, $600.0 million and $601.8 million at March 31, 2023.
    KWE Notes
    As of March 31, 2023, KWE has notes outstanding ("KWE Notes") of $514.2 million (based on March 31, 2023 rates), have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.
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

    The Company has $248.5 million outstanding on the Second A&R Facility with $251.5 million available to be drawn as of March 31, 2023.
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
    The Second A&R Facility has certain covenants as defined within its Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2023, the Company was in compliance with these covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of March 31, 2023, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
    As of March 31, 2023, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of March 31, 2023, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $138.0 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of March 31, 2023, we had unfulfilled capital commitments totaling $244.2 million to our joint venture investments and $17.9 million to our loan portfolio. In addition to the unfunded capital commitments on our unconsolidated investments, we had $82.6 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2023 dated back through 2019.

	Three Months Ended March 31,
(dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(28.7)	$40.0	$(1.6)	$(5.9)	$1.6
Non-GAAP Adjustments
Add back (less):
Interest expense	62.3	50.5	51.6	48.8	55.3
(Gain) loss on early extinguishment of debt	(0.1)	—	14.8	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	19.8	11.3	7.9	8.1	8.5
Depreciation and amortization	39.4	43.3	44.4	45.5	49.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	1.1	1.7	1.7	2.1
Provision for (benefit from) income taxes	(3.9)	8.2	2.7	5.7	4.0
Kennedy Wilson's share of taxes included in unconsolidated investments	0.2	—	—	1.1	—
Share-based compensation	7.1	7.1	7.7	8.6	10.4
EBITDA attributable to noncontrolling interests	(6.0)	(1.4)	(1.6)	(1.6)	(10.8)
Adjusted EBITDA(1)	$90.9	$160.1	$127.6	$112.0	$120.2

(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31,
(dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(28.7)	$40.0	$(1.6)	$(5.9)	$1.6
Non-GAAP adjustments:
Add back:
Depreciation and amortization	39.4	43.3	44.4	45.5	49.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	1.1	1.7	1.7	2.1
Share-based compensation	7.1	7.1	7.7	8.6	10.4
Preferred dividends	(7.9)	(5.3)	(4.3)	(4.3)	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(5.4)	(0.8)	(0.9)	(0.8)	(9.3)
Adjusted Net Income(1)	$5.3	$85.4	$47.0	$44.8	$53.9
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

See reconciliations below for the three months ended March 31 for 2023 to 2019 for Consolidated Portfolio and Co-Investment Portfolio NOI.

2023	Three Months Ended March 31,
(dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(28.7)	$5.7
Less: (Benefit from) provision for income taxes	(3.9)	0.2
Less: Income from unconsolidated investments	(5.7)	—
Less: Gain on sale of real estate, net	(19.2)	—
Add: Interest expense	62.3	19.9
Less: Gain on early extinguishment of debt	(0.1)	—
Add: Other loss	3.0	5.6
Less: Investment management and property services	(11.3)	10.7
Less: Loans and other	(3.7)	—
Add: Compensation and related	23.5	—
Add: Share-based compensation	7.1	—
Add: Performance allocation expense	1.6	—
Add: General and administrative	8.4	—
Add: Depreciation and amortization	39.4	0.8
Less: Fair value adjustments	—	(1.4)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.8	$41.5

2022	Three Months Ended March 31,
(dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio
Net income	$40.0	$105.4
Add: Provision for income taxes	8.2	—
Less: Income from unconsolidated investments	(105.4)	—
Less: Gain on sale of real estate, net	(1.9)	—
Add: Interest expense	50.5	11.3
Less: Other (income) loss	(5.8)	6.0
Less: Sale of real estate	—	(8.0)
Less: Loans and other	(2.3)	—
Less: Investment management and property services	(11.7)	(27.2)
Add: Cost of real estate sold	—	5.7
Add: Compensation and related	29.0	—
Add: Share-based compensation	7.1	—
Add: Performance allocation expense	11.8	—
Add: General and administrative	7.9	—
Add: Depreciation and amortization	43.3	1.1
Less: Fair value adjustments	—	(55.6)
Less: NCI adjustments	(1.3)	—
Net Operating Income	$69.4	$38.7

2021	Three Months Ended March 31,
(dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(1.6)	$18.4
Add: Provision for income taxes	2.7	—
Less: Income from unconsolidated investments	(18.4)	—
Less: Gain on sale of real estate, net	(73.5)	—
Add: Interest expense	51.6	7.9
Add: Loss on early extinguishment of debt	14.8	—
Add: Other income	3.3	4.9
Less: Sale of real estate	—	(18.6)
Less: Loans and other	(1.6)	—
Less: Investment management and property services	(8.1)	0.4
Add: Cost of real estate sold	—	15.9
Add: Compensation and related	27.0	—
Add: Share-based compensation	7.7	—
Add: General and administrative	6.8	—
Add: Depreciation and amortization	44.4	1.8
Less: Fair value adjustments	—	(4.3)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$53.2	$26.4

2020	Three Months Ended March 31,
(dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(5.9)	$10.9
Add: Provision for income taxes	5.7	1.0
Less: Income from unconsolidated investments	(10.9)	—
Less: Gain (loss) on sale of real estate, net	(44.2)	0.6
Add: Interest expense	48.8	8.1
Add: Other income	0.7	3.2
Less: Sale of real estate	—	(2.0)
Less: Investment management and property services	(8.4)	1.0
Add: Cost of real estate sold	—	2.5
Add: Compensation and related	22.8	—
Add: Share-based compensation	8.6	—
Add: General and administrative	9.5	—
Add: Depreciation and amortization	45.5	1.7
Less: Fair value adjustments	—	2.9
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.3	$29.9

2019	Three Months Ended March 31,
(dollars in millions)	Consolidated Portfolio	Co-Investment Portfolio
Net income	$1.6	$41.7
Add: Provision for income taxes	4.0	—
Less: Income from unconsolidated investments	(41.7)	—
Less: Gain on sale of real estate, net	(34.9)	(2.4)
Add: Interest expense	55.3	8.6
Add: Other loss (income)	4.3	(2.9)
Less: Sale of real estate	(1.1)	(5.4)
Less: Investment management and property services	(8.8)	(2.2)
Add: Cost of real estate sold	1.2	6.0
Add: Compensation and related	24.9	—
Add: Share-based compensation	10.4	—
Add: General and administrative	10.9	—
Add: Depreciation and amortization	49.1	2.1
Less: Fair value adjustments	—	(29.0)
Less: NCI adjustments	(3.2)	—
Net Operating Income	$72.0	$16.5

	March 31, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$173.1	$—	$176.2	$349.3
Real estate	5,128.5	—	—	5,128.5
Unconsolidated Investments	—	2,267.4	—	2,267.4
Loan purchases and originations	—	150.8	—	150.8
Accounts receivable and other assets	133.9	—	120.1	254.0
Total Assets	$5,435.5	$2,418.2	$296.3	$8,150.0

Accounts payable and accrued expenses	148.4	—	444.3	592.7
Mortgage debt	3,042.5	—	—	3,042.5
KW unsecured debt	—	—	2,029.9	2,029.9
KWE bonds	513.5	—	—	513.5
Total Liabilities	3,704.4	—	2,474.2	6,178.6

Equity	1,731.1	2,418.2	(2,177.9)	1,971.4
Total liabilities and equity	$5,435.5	$2,418.2	$296.3	$8,150.0

	December 31, 2022
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$316.7	$—	$122.6	$439.3
Real estate	5,188.1	—	—	5,188.1
Unconsolidated Investments	—	2,238.1	—	2,238.1
Loan purchases and originations	—	149.4	—	149.4
Accounts receivable and other assets	135.1	—	121.8	256.9
Total Assets	$5,639.9	$2,387.5	$244.4	$8,271.8

Accounts payable and accrued expenses	156.6	—	517.8	674.4
Mortgage debt	3,018.0	—	—	3,018.0
KW unsecured debt	—	—	2,062.6	2,062.6
KWE bonds	506.4	—	—	506.4
Total Liabilities	3,681.0	—	2,580.4	6,261.4

Equity	1,958.9	2,387.5	(2,336.0)	2,010.4
Total liabilities and equity	$5,639.9	$2,387.5	$244.4	$8,271.8
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

(dollars in millions)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$106.6	$106.6	$104.2	$104.2
Hotel Revenues	10.6	10.6	6.5	6.5
Rental (Expenses)	—	(36.6)	—	(35.7)
Hotel (Expenses)	—	(7.9)	—	(4.3)
Consolidated Total	117.2	72.7	110.7	70.7
Less: NCI adjustments (1)	(2.4)	(1.6)	(2.5)	(1.4)
Add: Unconsolidated investment adjustments (2)	41.4	30.0	38.8	27.9
Add: Straight-line and above/below market rents	(0.5)	(0.5)	(1.0)	(1.0)
Less: Reimbursement of recoverable operating expenses	(7.7)	—	(7.1)	—
Less: Properties bought and sold (3)	(8.2)	(4.9)	(5.4)	(3.9)
Less: Other properties excluded (4)	(23.0)	(10.1)	(21.4)	(11.9)
Other Reconciling Items (5)	(1.0)	(1.5)	(2.6)	(0.6)
Same Property	$115.8	$84.1	$109.5	$79.8

(dollars in millions)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$31.5	$27.6	$30.3	$25.8
Multifamily Market Rate Portfolio - Same Property	71.2	47.7	66.9	45.5
Multifamily Affordable Portfolio - Same Property	13.1	8.8	12.3	8.5
Same Property	$115.8	$84.1	$109.5	$79.8
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2023, 76% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 2% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $2.8 million increase in interest expense or $3.9 million of interest expense savings during 2023 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.37% and approximately 1.9 years, respectively, as of March 31, 2023.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2023. The weighted average interest rate for the various assets and liabilities presented are actual as of

March 31, 2023. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	As of March 31, 2023
Interest rate sensitive assets
Cash and cash equivalents	$349.3	$—	$—	$—	$—	$—	$349.3	$349.3
Average interest rate	1.28%	—%	—%	—%	—%	—%	1.28%	—
Fixed rate receivables	3.2	4.0	8.8	—	2.0	6.2	24.2	22.2
Average interest rate (1)	10.31%	4.03%	6.89%	—%	10.00%	6.49%	5.99%	—
Variable rate receivables	41.0	37.7	44.9	2.3	0.7	—	126.6	124.5
Average interest rate	11.44%	10.97%	9.32%	10.65%	7.36%	—%	6.61%	—
Total	$393.5	$41.7	$53.7	$2.3	$2.7	$6.2	$500.1	$496.0
Weighted average interest rate	2.41%	10.30%	8.93%	10.65%	9.30%	6.49%	2.85%
Interest rate sensitive liabilities
Variable rate borrowings	$72.6	$143.7	$386.3	$335.4	$192.0	$223.6	$1,353.6	$1,351.6
Average interest rate	5.32%	5.51%	6.39%	6.08%	7.00%	6.19%	6.21%	—
Fixed rate borrowings	78.9	38.7	683.3	180.9	181.5	3,107.5	4,270.8	3,635.6
Average interest rate	2.95%	3.99%	3.36%	3.49%	3.89%	4.42%	4.16%	—
Total	$151.5	$182.4	$1,069.6	$516.3	$373.5	$3,331.1	$5,624.4	$4,987.2
Weighted average interest rate	4.08%	5.19%	4.45%	5.17%	5.49%	4.54%	4.61%
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
    Approximately 38% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2023, we have hedged 92% of the net asset carrying value of our euro denominated investments and 90% of the net asset carrying value of our GBP denominated investments.
    Our investment management businesses typically do not require much capital so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
    We typically have not hedged the impact foreign currency fluctuations may have on our future operations or cash flows. The costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. As we are not currently hedging our current operations there will be foreign currency impact on our results of operations for both the Consolidated and Co-Investment segments.
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $22.9 million or decrease by $23.7 million, respectively. If rates increase or decrease by 10% we would have an increase of $44.8 million and a decrease of $48.1 million, respectively.

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
Item 1A.    Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our Annual Report on Form 10-K for the year ended December 31, 2022, except the following:

Adverse developments affecting the financial services industry, including actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

We hold our corporate cash and cash-equivalents and property-level cash at several different banks. Events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money or borrow (on a secured basis or under our unsecured corporate line of credit) money from could result in a material and adverse effect on our ability to access necessary cash. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we were not impacted by the closure of Silicon Valley Bank or other institutions that have been recently closed, banks or other financial institutions that we have relationships with may experience similar issues. In addition, if any of our tenants or other parties (including partners or our borrowers under our debt platform) with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution, or if such party is delayed access or loses access to uninsured deposits or loses of the ability to draw on existing credit facilities involving a troubled or failed financial institution, such party's ability to pay its obligations to us or enter into new commercial arrangements with us (including joint ventures and partnerships) could be adversely affected. Furthermore, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, which can make it more difficult for us to acquire financing on terms favorable to us or at all, and could have material adverse impacts on our liquidity, business, financial condition or results of operations and prospects.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2023	1,046,430	$12.77	24,434,503	$131,389,271
February 1 - February 28, 2023	—	—	24,434,503	131,389,271
March 1 - March 31, 2023	—	—	24,434,503	131,389,271
Total	1,046,430	$12.77	24,434,503	$131,389,271
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits

Exhibit No.	Description	Location

3.1	Third Amended and Restated Bylaws of Kennedy-Wilson Holdings, Inc.	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed February 21, 2023.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 4, 2023	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)