Form 10-Q
period 2023-06-30
Kennedy-Wilson Holdings, Inc.
filed 2023-08-04
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
See definition of “large accelerated filer," "accelerated filer," "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 2, 2023 was 139,390,837.

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
"Real Estate Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our
ii

presence in the real estate market, not the basis for determining our management fees. Our AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears). Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments, and the actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction.

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
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$387.0	$439.3
Accounts receivable, net (including $15.4 and $13.9 of related party)	40.0	40.8
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $927.5 and $882.2)	4,982.0	5,188.1
Unconsolidated investments (including $2,174.7 and $2,093.7 at fair value)	2,320.9	2,238.1
Loan purchases and originations	244.1	149.4
Other assets, net	219.9	216.1
Total assets(1)	$8,193.9	$8,271.8

Liabilities
Accounts payable	$16.2	$16.2
Accrued expenses and other liabilities	642.4	658.2
Mortgage debt	2,887.0	3,018.0
KW unsecured debt	1,931.3	2,062.6
KWE unsecured bonds	516.4	506.4
Total liabilities(1)	5,993.3	6,261.4

Equity
Series A cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of June 30, 2023 and December 31, 2022, Series B cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of June 30, 2023 and December 31, 2022 and Series C cumulative preferred Stock, $0.0001 par value, 1,000 per share liquidation preference, 1,000,000 shares authorized, 200,000 shares outstanding as of June 30, 2023.	790.5	592.5
Common stock, $0.0001 par value per share, 200,000,000 authorized, 139,390,837 and 137,790,768 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,710.5	1,679.5
Retained earnings	53.4	122.1
Accumulated other comprehensive loss	(400.0)	(430.1)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	2,154.4	1,964.0
Noncontrolling interests	46.2	46.4
Total equity	2,200.6	2,010.4
Total liabilities and equity	$8,193.9	$8,271.8

(1) The assets and liabilities as of June 30, 2023 include $157.4 million (including cash held by consolidated investments of $4.7 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $123.3 million) and $77.0 million (including investment debt of $53.8 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2022 include $169.8 million (including cash held by consolidated investments of $6.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $137.8 million) and $82.4 million (including investment debt of $51.2 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rental	$106.6	$109.3	$213.2	$213.5
Hotel	15.5	12.7	26.1	19.2
Investment management fees (includes $12.4, $11.0, $23.7, $22.3 of related party fees)	19.1	11.0	30.1	22.3
Loan	4.7	2.7	8.4	5.0
Other	0.6	0.4	0.9	0.8
Total revenue	146.5	136.1	278.7	260.8

Income (loss) from unconsolidated investments
Principal co-investments	6.3	39.4	22.7	117.6
Performance allocations	(7.7)	(8.7)	(18.4)	18.5
Total (loss) income from unconsolidated investments	(1.4)	30.7	4.3	136.1

Gain on sale of real estate, net	89.0	11.9	108.2	13.8

Expenses
Rental	38.7	36.4	75.3	72.1
Hotel	9.7	7.6	17.6	11.9
Compensation and related (including $7.3, $7.3, $14.4, $14.4 of share-based compensation)	37.0	33.8	67.6	69.9
Performance allocation compensation	(1.1)	(2.0)	0.5	9.8
General and administrative	8.7	9.4	17.1	17.3
Depreciation and amortization	40.1	43.3	79.5	86.6
Total expenses	133.1	128.5	257.6	267.6
Interest expense	(66.0)	(53.2)	(128.3)	(103.7)
Loss on early extinguishment of debt	(1.7)	(1.1)	(1.6)	(1.1)
Other income	24.3	3.6	21.3	9.4
Income (loss) before provision for income taxes	57.6	(0.5)	25.0	47.7
Provision for income taxes	(10.3)	(0.4)	(6.4)	(8.6)
Net income (loss)	47.3	(0.9)	18.6	39.1
Net loss (income) attributable to the noncontrolling interests	0.1	(0.3)	(4.1)	(0.2)
Preferred dividends	(8.4)	(7.8)	(16.3)	(13.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$39.0	$(9.0)	$(1.8)	$25.8
Basic earnings (loss) per share
Earnings (loss) per share	$0.28	$(0.07)	$(0.01)	$0.19
Weighted average shares outstanding	139,389,170	136,840,417	138,674,109	136,828,876
Diluted earnings (loss) per share
Earnings (loss) per share	$0.28	$(0.07)	$(0.01)	$0.19
Weighted average shares outstanding	139,545,944	136,840,417	138,674,109	137,115,950
Dividends declared per common share	$0.24	$0.24	$0.48	$0.48

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$47.3	$(0.9)	$18.6	$39.1
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	11.7	(60.3)	25.8	(88.3)
Unrealized foreign currency derivative contracts gain	6.4	21.8	5.2	30.1
Unrealized gain on interest rate swaps	—	0.9	—	3.9
Total other comprehensive income (loss) for the period	18.1	(37.6)	31.0	(54.3)

Comprehensive income (loss)	65.4	(38.5)	49.6	(15.2)
Comprehensive loss (income) attributable to noncontrolling interests	—	1.4	(5.0)	2.2
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$65.4	$(37.1)	$44.6	$(13.0)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2023	600,000	$592.5	139,344,238	$—	$1,702.5	$47.9	$(418.0)	$46.5	$1,971.4
Preferred stock issuance costs, net of issuance costs	200,000	198.0	—	—	—	—	—	—	198.0
Issuance of common stock	—	—	46,599	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive income:
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	11.6	0.1	11.7
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	6.4	—	6.4
Common stock dividends	—	—	—	—	—	(33.5)	—	—	(33.5)
Preferred stock dividends	—	—	—	—	—	(8.4)	—	—	(8.4)
Net income (loss)	—	—	—	—	—	47.4	—	(0.1)	47.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at June 30, 2023	800,000	$790.5	139,390,837	$—	$1,710.5	$53.4	$(400.0)	$46.2	$2,200.6

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2022	600,000	$593.1	137,790,768	$—	$1,658.4	$191.6	$(405.6)	$25.7	$2,063.2
Preferred stock issuance	—	0.1	—	—	—	—	—	—	0.1
At-the-market equity offering program costs	—	—	—	—	(0.4)	—	—	—	(0.4)
Share-based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(58.6)	(1.7)	(60.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	21.8	—	21.8
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.9	—	0.9
Common stock dividends	—	—	—	—	—	(33.4)	—	—	(33.4)
Preferred stock dividends	—	—	—	—	—	(7.8)	—	—	(7.8)
Net loss (income)	—	—	—	—	—	(1.2)	—	0.3	(0.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance at June 30, 2022	600,000	$593.2	137,790,768	$—	$1,665.3	$149.2	$(441.5)	$24.2	$1,990.4

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Preferred stock issuance, net issuance costs	200,000	198.0	—	—	—	—	—	—	198.0
Issuance of common stock	—	—	1,690,743	—	30.0	—	—	—	30.0
Restricted stock grants (RSG)	—	—	955,756	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(1,046,430)	—	(13.4)	—	—	—	(13.4)
Share-based compensation	—	—	—	—	14.4	—	—	—	14.4
Other comprehensive income:
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	24.9	0.9	25.8
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	5.2	—	5.2
Common stock dividends	—	—	—	—	—	(66.9)	—	—	(66.9)
Preferred stock dividends	—	—	—	—	—	(16.3)	—	—	(16.3)
Net income	—	—	—	—	—	14.5	—	4.1	18.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.9	0.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.1)	(6.1)
Balance at June 30, 2023	800,000	$790.5	139,390,837	$—	$1,710.5	$53.4	$(400.0)	$46.2	$2,200.6

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance, net of issuance costs	300,000	298.0	—	—	—	—	—	—	298.0
At-the-market equity offering program costs	—	—	—	—	(0.4)	—	—	—	(0.4)
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(796,756)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(589,317)	—	(9.7)	(2.8)	—	—	(12.5)
Share-based compensation	—	—	—	—	14.4	—	—	—	14.4
Other comprehensive income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(85.9)	(2.4)	(88.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	30.1	—	30.1
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.9	—	3.9
Common stock dividends	—	—	—	—	—	(66.2)	—	—	(66.2)
Preferred stock dividends	—	—	—	—	—	(13.1)	—	—	(13.1)
Net income	—	—	—	—	—	38.9	—	0.2	39.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.4	1.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance at June 30, 2022	600,000	$593.2	137,790,768	$—	$1,665.3	$149.2	$(441.5)	$24.2	$1,990.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$18.6	$39.1
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate, net	(108.2)	(13.8)
Depreciation and amortization	79.5	86.6
Above/below market and straight-line rent amortization	(3.3)	(3.7)
Uncollectible lease income	3.0	4.3
Accretion of discount on loans	(0.2)	—
Benefit from deferred income taxes	(0.3)	(0.7)
Amortization of deferred loan costs	4.4	4.2
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	3.5	(0.7)
Unrealized net gain on derivatives	(21.5)	(13.2)
Income from unconsolidated investments	(4.3)	(136.1)
Operating distributions from unconsolidated investments	35.2	38.6
Deferred compensation	7.3	16.5
Share-based compensation	14.4	14.4
Change in assets and liabilities:
Accounts receivable	(2.5)	(11.1)
Other assets	(1.8)	(17.9)
Accounts payable, accrued expenses and other liabilities	(26.1)	(28.0)
Net cash used in operating activities	(2.3)	(21.5)
Cash flows from investing activities:
Proceeds from collection of loans	11.9	12.6
Issuance and acquisition of loans, net of discounts	(106.3)	(24.6)
Net proceeds from sale of consolidated real estate	174.1	122.5
Purchases of real estate	—	(355.0)
Capital expenditures to real estate	(93.5)	(59.7)
Proceeds from on settlement of derivative contracts	4.7	14.1
Purchases of derivative contracts	(3.4)	—
Distributions from unconsolidated investments	46.5	78.7
Contributions to unconsolidated investments	(93.8)	(264.0)
Net cash used in investing activities	(59.8)	(475.4)
Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	198.0	298.0
Borrowings under line of credit	50.0	425.0
Repayment of line of credit	(185.0)	(250.0)
Borrowings under mortgage debt	336.0	176.8
Repayment of mortgage debt	(319.9)	(78.7)
Payment of debt issuance costs	(0.6)	(2.1)
Repurchase and retirement of common stock	(13.4)	(31.1)
Proceeds from issuance of common stock, net of issuance costs	30.0	(0.4)
Common dividends paid	(69.1)	(68.9)
Preferred dividends paid	(15.7)	(8.6)
Contributions from noncontrolling interests	0.9	1.4
Distributions to noncontrolling interests	(6.1)	(1.3)
Net cash provided by financing activities	5.1	460.1
Effect of currency exchange rate changes on cash and cash equivalents	4.7	(27.4)
Net change in cash and cash equivalents(1)	(52.3)	(64.2)
Cash and cash equivalents, beginning of period	439.3	524.8
Cash and cash equivalents, end of period	$387.0	$460.6
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Cash paid for:
Interest(1)(2)	$112.0	$96.4
Income taxes	11.4	7.4

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	182.2	128.5

(1) $1.3 million and $1.7 million attributable to noncontrolling interests for the six months ended June 30, 2023 and 2022, respectively.
(2) Excludes $2.4 million and $1.8 million of capitalized interest for the six months ended June 30, 2023 and 2022, respectively.

    As of June 30, 2023 and December 31, 2022 the Company had $52.8 million and $21.4 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022

Accrued capital expenditures	$6.3	$7.8
Common dividends declared but not paid on common stock	33.5	33.4
Preferred dividends declared but not paid on preferred stock	7.2	7.8

During the six months ended June 30, 2023, the Company sold a 49% interest in two previously wholly-owned market -rate multifamily properties into an existing joint venture platform managed by the Company (see gain on sale of real estate in Note 3 for further description of the transaction) and retained a noncontrolling 51% interest in such properties which was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $33.4 million to unconsolidated investments.

The Company also sold a previously wholly-owned multifamily property into its Vintage Housing Holdings ("VHH") platform, with the Company retaining an interest in the property through its investment in VHH. The transaction was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $16.8 million to unconsolidated investments.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company. The Company owns, operates, and invests in real estate and real estate-related assets (including loans secured by real estate) both on its own and through its investment management platform. The Company primarily focuses on multifamily and office properties as well as industrial and debt investments in its Investment Management business in the Western United States, United Kingdom and Ireland. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio involve ownership of multifamily units, office, retail space and one hotel. The Co-Investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) fees (including, without limitation, asset management fees and construction management fees), (ii) performance allocations that it earns on its fee bearing capital, and (iii) distributions and profits from its ownership interest in the underlying operations of its co-investments.
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2023 and 2022 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2023. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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
    Investment management fees include acquisition, arrangement and disposition fees. Acquisition, arrangement and disposition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition or disposition price, as applicable. Acquisition and disposition fees are recognized upon the successful completion of an acquisition or disposition after all required services have been performed.
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
Kennedy Wilson elected the fair value option for 71 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.

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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recorded as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of June 30, 2023, the Company has $123.2 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.
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
Performance allocation compensation is recorded in the same period that the related performance allocations are recorded and can be reversed during periods when there is a reversal of performance allocations that were previously recorded. As of June 30, 2023, the Company has $37.6 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments.

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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company did not adopt any new accounting standards during the six months ended June 30, 2023.
    The FASB did not issue any other ASUs during the first six months of 2023 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Dollars in millions)	2023	2022
Land	$1,309.5	$1,319.2
Buildings	3,802.5	3,961.9
Building improvements	502.0	494.2
In-place lease values	295.5	295.0
	5,909.5	6,070.3
Less accumulated depreciation and amortization	(927.5)	(882.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,982.0	$5,188.1
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.8 years at June 30, 2023.
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
During the six months ended June 30, 2023, Kennedy Wilson did not acquire any consolidated properties.
    Gain on Sale of Real Estate, Net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $108.2 million. These gains were primarily due to (i) the Company's sale of a 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States and the United Kingdom. The gain on sale of real estate, net include an impairment loss of $10.6 million relating to non-core office and retail buildings in the United Kingdom and Ireland that were marketed for sale during such period.
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
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at June 30, 2023:

(Dollars in millions)	Minimum
Rental Revenues(1)
2023 (remainder)	$124.8
2024	136.1
2025	122.8
2026	103.7
2027	82.3
Thereafter	265.6
Total	$835.3
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of June 30, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$893.0	$84.0	$245.6	$119.1	$157.9	$1,499.6
Ireland	397.6	190.2	—	6.3	—	594.1
United Kingdom	—	150.3	—	47.7	29.2	227.2
Total	$1,290.6	$424.5	$245.6	$173.1	$187.1	$2,320.9
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2022:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$857.6	$89.2	$195.9	$158.3	$169.1	$1,470.1
Ireland	378.1	176.7	—	8.0	—	562.8
United Kingdom	—	138.7	—	36.3	30.2	205.2
Total	$1,235.7	$404.6	$195.9	$202.6	$199.3	$2,238.1
    During the six months ended June 30, 2023, the change in unconsolidated investments primarily relates to $95.0 million of contributions to new and existing unconsolidated investments primarily for capital calls for development at Kona Village Resort and Cooper's Cross, $81.7 million of distributions from unconsolidated investments, $4.3 million of income from unconsolidated investments (which includes fair value movements), $49.8 million of non-cash contributions to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH, and a $15.3 million decrease related to other items, which primarily related to foreign exchange movements. Please see below for additional details.
    As of June 30, 2023 and December 31, 2022, $2,174.7 million and $2,093.7 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
    Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2023:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$17.8	$28.3	$4.5	$—	$3.9	$4.1	$0.7	$3.0	$26.9	$35.4
Ireland	4.2	—	3.7	—	—	11.1	—	—	7.9	11.1
United Kingdom	—	—	—	—	—	—	0.4	—	0.4	—
Total	$22.0	$28.3	$8.2	$—	$3.9	$15.2	$1.1	$3.0	$35.2	$46.5
    Investing distributions resulted primarily from the sale of retail units, one multifamily property in Fund VI and one investment in Europe Fund II as well as resyndications and refinancing proceeds at VHH. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income (loss) from Unconsolidated Investments
    The following table presents income (loss) from unconsolidated investments recorded by Kennedy Wilson during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Income from unconsolidated investments - operating performance	$21.4	$23.5	$35.4	$45.1
(Loss) income from unconsolidated investments - fair value	(15.1)	15.9	(12.7)	72.5
(Loss) income from unconsolidated investments - performance allocations	(7.7)	(8.7)	(18.4)	18.5
	$(1.4)	$30.7	$4.3	$136.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the six months ended June 30, 2023, the Company recorded fair value decreases with respect to: (i) office properties in our commingled funds due to cap rate expansion, which also led to the Company recording a decrease of the accrued performance allocations with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland due to increased interest rates leading to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and slight decrease in value in the Company's investment in the Zonda business from Meyers Research after our sale of that business in 2018 due to decrease in operations. These fair value decreases were offset by (i) fair value increases with respect to the Company's investment in VHH due to the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate (which was set in 2019) mortgage, the resyndication of a property and the sale of retail units at one of the properties; (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion on such projects; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar.

During the six months ended June 30, 2023, the Company recorded an $18.4 million decrease in the accrual for performance allocations primarily related to the fair value decreases that the Company recorded with respect to two of our Western United States commingled funds as described above. The Company also had some reductions in performance allocations on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with certain investments held by such fund. There is no performance allocation structure with respect to our investment in VHH.

During the six months ended June 30, 2022, the Company recorded a slight reduction in real estate fair values, including the impact of foreign currency exchange rates. Such decreases, however, were offset by the fair value gains that the Company recorded on its fixed rate mortgages that were secured by certain properties that have substantially lower rates than the current market rates.

During the six months ended June 30, 2022, the Company recorded an $18.5 million increase in the accrual for performance allocations relating to its commingled funds and separate account investments. The increase in the accrual is primarily due to fair value gains on Western United States multifamily assets and European industrial assets. This was offset by performance allocation decreases due to fair value decreases on certain office properties in commingled funds.

Vintage Housing Holdings
    As of June 30, 2023 and December 31, 2022, the carrying value of the Company's investment in VHH was $290.5 million and $272.3 million, respectively. The increase in the six months ended June 30, 2023 related to resyndications, refinancing distributions and retail parcel sales at one property. Prior period fair value gains primarily relate to resyndications, in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments
    As of June 30, 2023, Kennedy Wilson had unfulfilled capital commitments totaling $241.0 million to eight of its unconsolidated joint ventures, including $74.7 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,174.7	$2,174.7
Net currency derivative contracts	—	(13.6)	—	(13.6)
Total	$—	$(13.6)	$2,174.7	$2,161.1
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,093.7	$2,093.7
Net currency derivative contracts	—	7.0	—	7.0
Total	$—	$7.0	$2,093.7	$2,100.7
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 71 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $2,013.1 million and $1,891.1 million at June 30, 2023 and December 31, 2022, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $161.6 million and $202.6 million at June 30, 2023 and December 31, 2022, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of June 30, 2023, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $74.7 million. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 71 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning balance	$2,125.5	$2,012.5	$2,093.7	$1,794.8
Unrealized and realized gains	41.7	66.9	98.3	182.6
Unrealized and realized losses	(50.7)	(21.6)	(107.1)	(37.9)
Contributions	42.6	109.8	93.3	257.7
Distributions	(42.4)	(75.3)	(72.5)	(95.7)
Foreign Exchange	7.9	(57.5)	19.2	(67.2)
Other	50.1	0.7	49.8	1.2
Ending Balance	$2,174.7	$2,035.5	$2,174.7	$2,035.5
The Other balance for the three and six months ended June 30, 2023 primarily consists of non-cash contributions relating to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH. See notes to cash flow statement and Note 3 for further discussion regarding the sale of equity interests in these properties and subsequent deconsolidation of these investments into unconsolidated investments.

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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.00% - 7.50% with discount rates ranging from 7.25% - 9.75%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the six months ended June 30, 2023, the various valuation methodologies produced results that are within a 5% range of each other.
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
The table below describes the range of unobservable inputs for real estate assets as of June 30, 2023:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.50%	7.30% — 9.80%
	Income approach - direct capitalization	4.10% — 5.70%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.30% — 8.70%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.90% — 8.10%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 1.38% to 7.25%.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, ongoing issues affecting regional banks and other financial institutions, central banks raising interest rates to curtail high inflation, currency fluctuations and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on its business, operations, cash flows and financial condition for the six months ended June 30, 2023 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2023, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of June 30, 2023 and December 31, 2022 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of June 30, 2023 and the activity during the six months ended June 30, 2023.

(Dollars, Euros and British Pound Sterling in millions)			June 30, 2023		Six Months Ended June 30, 2023
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI (Losses) Gains		Income Statement Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€287.5	$3.6	$15.7	$(0.2)		$(6.5)	$2.0	$—
EUR(1)	GBP	€40.0	—	1.0	(1.8)		—	—	—
EUR(1)(2)	GBP	€475.0	—	—	16.8		—	—	—
GBP	USD	£515.0	18.3	18.8	(15.2)		(1.9)	0.9	—
Total Outstanding			21.9	35.5	(0.4)		(8.4)	2.9	—

Settled
GBP	USD		—	—	2.5		—	0.1	0.7
Total Settled			—	—	2.5		—	0.1	0.7
Total			$21.9	$35.5	$2.1	(3)	$(8.4)	$3.0	$0.7
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax benefit of $3.1 million.

    The gains recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the six months ended June 30, 2023, Kennedy Wilson had a gross foreign currency translation gain on its net assets of $26.5 million. As of June 30, 2023, the Company has hedged 93% of the net asset carrying value of its euro denominated investments and 91% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $20.5 million for the six months ended June 30, 2023. Some of the Company's unconsolidated investments have interest rate caps which resulted in a $1.7 million gain recorded in principal co-investments. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income and had fair value gains was $5.1 million for the six months ended June 30, 2022. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $11.0 million for six months ended June 30, 2022. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $3.9 million gain through principal co-investments.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of June 30, 2023 and December 31, 2022 for the mortgage debt, Kennedy

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.7 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.3 billion and $5.6 billion at June 30, 2023 and December 31, 2022, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
The global debt platform consists of two groups: construction lending platform, which was established with the acquisition of the Construction Loan Portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and our bridge loan platform.
During the second quarter of 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $3.8 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $3.8 billion represents the gross commitment amount that has a current outstanding balance of $1.9 billion (Kennedy Wilson share of $96.4 million) net of a 4.5% discount on gross commitment amounts. As of June 30, 2023, we had unfulfilled capital commitments totaling $100.5 million to our loan portfolio.
The Company has loan purchases and originations of $244.1 million and $149.4 million at June 30, 2023 and December 31, 2022. For the three and six months ended June 30, 2023 the Company had loan income of $4.7 million and $8.4 million, respectively, and for the three and six months ended June 30, 2022 it had loan income of $2.7 million and $5.0 million, respectively.
NOTE 7—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	June 30, 2023	December 31, 2022
Interest rate caps and swaps	$58.5	$41.0
Straight line rent receivable	45.6	42.2
Goodwill	23.9	23.9
Hedge assets	21.9	34.3
Right of use asset, net	12.2	12.2
Deferred taxes, net	11.3	9.4
Leasing commissions, net of accumulated amortization of $12.7 and $11.1 at June 30, 2023 and December 31, 2022, respectively	10.8	9.4
Prepaid expenses	10.6	12.7
Furniture and equipment net of accumulated depreciation of $29.4 and $29.4 at June 30, 2023 and December 31, 2022, respectively	9.0	13.4
Above-market leases, net of accumulated amortization of $52.6 and $53.0 at June 30, 2023 and December 31, 2022, respectively	3.2	3.9
Other	12.9	13.7
Other Assets	$219.9	$216.1

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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Payments
2023 (remainder)	$0.7
2024	1.1
2025	1.5
2026	1.4
2027	1.4
Thereafter	35.4
Total undiscounted rental payments	41.5
Less imputed interest	(29.3)
Right of use asset, net	$12.2

NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of June 30, 2023 and December 31, 2022:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	June 30, 2023	December 31, 2022
Multifamily(1)	Western U.S.	$1,659.4	$1,692.9
Commercial(1)	United Kingdom	558.0	637.4
Commercial(1)	Ireland	378.2	370.7
Commercial	Western U.S.	268.7	296.6
Commercial	Spain	37.5	36.9
Mortgage debt (excluding loan fees)(1)		2,901.8	3,034.5
Unamortized loan fees		(14.8)	(16.5)
Total Mortgage Debt		$2,887.0	$3,018.0
(1) The mortgage debt balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of June 30, 2023 and December 31, 2022 was $0.8 million and $0.6 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 4.94% per annum as of June 30, 2023 and 4.12% as of December 31, 2022. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.1% as of June 30, 2023 and December 31, 2022 including the effect of interest rate hedges. Additionally, the Company has recorded fair value movements and interest expense savings as the value of the interest rate caps and swaps have increased with rising interest rates. See Interest Rate Caps and Swaps in Note 5 for more detail. As of June 30, 2023, 61% of Kennedy Wilson's property level debt was fixed rate, 38% was floating rate with interest caps and swaps and 1% was floating rate without interest caps and swaps, compared to 65% of Kennedy Wilson's consolidated property level debt was fixed rate, 27% was floating rate with interest caps and swaps and 8% was floating rate without interest caps and swaps, as of December 31, 2022. The weighted average strike price on caps and maturity of Kennedy Wilson's variable rate mortgage debt is 2.37% and approximately 1.7 years, respectively, as of June 30, 2023.
Mortgage Loan Transactions and Maturities
    During the six months ended June 30, 2023, the Company had five loans that were refinanced with new loans.
    The aggregate maturities of mortgage loans including amortization and the effects of any extension options as of June 30, 2023 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Aggregate Maturities
2023 (remainder)	$143.7
2024	186.8
2025	303.5
2026	529.8
2027	382.6
Thereafter	1,356.2
2,902.6
Unamortized debt premium	(0.8)
Unamortized loan fees	(14.8)
Total Mortgage Debt	$2,887.0
    As of June 30, 2023, the Company was in compliance with all financial mortgage debt covenants.
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of June 30, 2023 and December 31, 2022:

(Dollars in millions)	June 30, 2023	December 31, 2022
Credit facility	$149.1	$282.0
Senior notes(1):
2029 Notes	601.6	601.7
2030 Notes	600.0	600.0
2031 Notes	601.7	601.8
KW unsecured debt	1,952.4	2,085.5
Unamortized loan fees	(21.1)	(22.9)
Total KW Unsecured Debt	$1,931.3	$2,062.6
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of June 30, 2023 and December 31, 2022 was $3.3 million and $3.5 million, respectively.

Borrowings Under Credit Facilities
    On March 25, 2020, the Kennedy-Wilson, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), the Company and certain of the Company's subsidiaries entered into that certain Second Amended and Restated Credit Agreement (the "Credit Agreement", and the $500 million revolving line of credit thereunder, the "Second A&R Facility") with Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto. On June 12, 2023, the Borrower, the Company, and certain of the Company’s subsidiaries entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”) to the Second A&R Facility. Pursuant to the terms of the Second Amendment, the LIBOR-based interest rate applicable to borrowings under the Second A&R Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Second Amendment. Loans under the Second A&R Facility bear interest at a rate equal to Daily SOFR or Term SOFR plus an applicable rate between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by one year.
    The Second A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2023, the Company was in compliance with these covenants.
    As of June 30, 2023, the Second A&R Facility had $149.1 million outstanding with $350.9 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $262.4 million during the six months ended June 30, 2023.
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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of June 30, 2023, the maximum balance sheet leverage ratio was 0.98 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
    As of June 30, 2023, the Company was in compliance with all financial covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of June 30, 2023 and December 31, 2022:

(Dollars in millions)	June 30, 2023	December 31, 2022
KWE Euro Medium Term Note Programme(1)	$517.1	$507.1
Unamortized loan fees	(0.7)	(0.7)
Total KWE Unsecured Bonds	$516.4	$506.4
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of June 30, 2023 and December 31, 2022 was $1.2 million and $1.5 million, respectively.
    As of June 30, 2023, KWE has senior unsecured notes for an aggregate principal amount of approximately $518.3 million (based on June 30, 2023 rates) (€475 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $517.1 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2023, Kennedy Wilson recorded a gain of $16.8 million in other comprehensive income due to the weakening of the euro against the GBP during the period.
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
As of June 30, 2023, KWE was in compliance with these covenants.
NOTE 11—EQUITY
Preferred Stock
On June 16, 2023, the Company announced the issuance of its $200 million perpetual preferred stock to Fairfax. Under the terms of the agreement, Fairfax purchased $200 million in cumulative perpetual preferred stock carrying a 6.00% annual dividend rate and 7-year warrants for approximately 12.3 million common shares with an initial exercise price of $16.21 per share.
On March 8, 2022, the Company announced the issuance of its $300 million perpetual preferred stock to Fairfax. Under the terms of the agreement, Fairfax purchased $300 million in cumulative perpetual preferred stock carrying a 4.75% annual dividend rate and 7-year warrants for approximately 13.0 million common shares with an initial exercise price of $23.00 per share.

The preferred stock described above is callable by Kennedy Wilson at any time. The cumulative perpetual preferred stock is treated as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the six months ended June 30, 2023, the Company issued 1,690,743 shares for $30.0 million under its ATM Program.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$16.3	$15.7	$13.1	$8.6
Common Stock(1)	66.9	69.1	66.2	68.9
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During the six months ended June 30, 2023 and 2022, Kennedy Wilson recognized $14.4 million for both periods, of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the six months ended June 30, 2023, Kennedy Wilson did not repurchase any shares under the stock repurchase program. During the six months ended June 30, 2022, Kennedy Wilson repurchased and retired 589,317 shares on the open market for $12.5 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. The restricted shares that vested during six months ended June 30, 2023 and 2022 were net-share settled. The total shares withheld during the six months ended June 30, 2023 and 2022 were 1,046,430 shares and 796,756 shares, respectively. During the six months ended June 30, 2023 and 2022, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $13.4 million and $18.6 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes from December 31, 2022 to June 30, 2023:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2022	$(156.9)	$82.0	$3.2	$(71.7)
Unrealized gains, arising during the period	26.5	2.1	—	28.6
Deferred taxes on unrealized (gains) losses, arising during the period	(0.7)	3.1	—	2.4
Noncontrolling interests	(0.9)	—	—	(0.9)
Balance at June 30, 2023	$(132.0)	$87.2	$3.2	$(41.6)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 12—EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all potentially dilutive common shares. The dilutive effect of non-vested stock issued under share‑based compensation plans is computed using the treasury stock method. The dilutive effect of the cumulative preferred stock is computed using the if‑converted method.
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$39.0	$(9.0)	$(1.8)	$25.8

Weighted average shares outstanding for basic	139,389,170	136,840,417	138,674,109	136,828,876
Basic earnings (loss) per basic share	$0.28	$(0.07)	$(0.01)	$0.19
Weighted average shares outstanding for diluted(1)	139,545,944	136,840,417	138,674,109	137,115,950
Diluted earnings (loss) per diluted share	$0.28	$(0.07)	$(0.01)	$0.19
(1)For the three months ended June 30, 2023 and 2022, a total of 41,616,847 and 28,615,806 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the six months ended June 30, 2023 and 2022, a total of 41,894,133 and 28,444,127 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
NOTE 13—SEGMENT INFORMATION
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
The following tables summarize income activity by segment and corporate for the three and six months ended June 30, 2023 and 2022 and balance sheet data as of June 30, 2023 and December 31, 2022:

	Three Months Ended June 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	15.5	—	—	15.5
Investment management fees	—	19.1	—	19.1
Loans	—	4.7	—	4.7
Other	—	—	0.6	0.6
Total revenue	122.1	23.8	0.6	146.5

Income (loss) from unconsolidated investments
Principal co-investments	—	6.3	—	6.3
Performance allocations	—	(7.7)	—	(7.7)
(Loss) income from unconsolidated investments	—	(1.4)	—	(1.4)

Gain on sale of real estate, net	89.0	—	—	89.0

Expenses
Rental	38.7	—	—	38.7
Hotel	9.7	—	—	9.7
Compensation and related	13.4	10.1	13.5	37.0
Performance allocation compensation	—	(1.1)	—	(1.1)
General and administrative	4.3	2.5	1.9	8.7
Depreciation and amortization	40.1	—	—	40.1
Total expenses	106.2	11.5	15.4	133.1
Interest expense	(41.0)	—	(25.0)	(66.0)
Loss on extinguishment of debt	(1.7)	—	—	(1.7)
Other income	13.0	—	11.3	24.3
Provision for income taxes	(6.2)	—	(4.1)	(10.3)
Net income (loss)	69.0	10.9	(32.6)	47.3
Net loss attributable to noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(8.4)	(8.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$69.1	$10.9	$(41.0)	$39.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$213.2	$—	$—	$213.2
Hotel	26.1	—	—	26.1
Investment management fees	—	30.1	—	30.1
Loans	—	8.4	—	8.4
Other	—	—	0.9	0.9
Total revenue	239.3	38.5	0.9	278.7

Income (loss) from unconsolidated investments
Principal co-investments	—	22.7	—	22.7
Performance allocations	—	(18.4)	—	(18.4)
Income from unconsolidated investments	—	4.3	—	4.3

Gain on sale of real estate, net	108.2	—	—	108.2

Expenses
Rental	75.3	—	—	75.3
Hotel	17.6	—	—	17.6
Compensation and related	23.2	18.5	25.9	67.6
Performance allocation compensation	—	0.5	—	0.5
General and administrative	7.9	5.7	3.5	17.1
Depreciation and amortization	79.5	—	—	79.5
Total expenses	203.5	24.7	29.4	257.6
Interest expense	(78.2)	—	(50.1)	(128.3)
Loss on extinguishment of debt	(1.6)	—	—	(1.6)
Other income	12.0	—	9.3	21.3
(Provision for) benefit from income taxes	(8.0)	—	1.6	(6.4)
Net income (loss)	68.2	18.1	(67.7)	18.6
Net income attributable to noncontrolling interests	(4.1)	—	—	(4.1)
Preferred dividends	—	—	(16.3)	(16.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$64.1	$18.1	$(84.0)	$(1.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$109.3	$—	$—	$109.3
Hotel	12.7	—	—	12.7
Investment management fees	—	11.0	—	11.0
Loans	—	2.7	—	2.7
Other	—	—	0.4	0.4
Total revenue	122.0	13.7	0.4	136.1

Income (loss) from unconsolidated investments
Principal co-investments	—	39.4	—	39.4
Performance allocations	—	(8.7)	—	(8.7)
Income from unconsolidated investments	—	30.7	—	30.7

Gain on sale of real estate, net	11.9	—	—	11.9

Expenses
Rental	36.4	—	—	36.4
Hotel	7.6	—	—	7.6
Compensation and related	9.8	10.9	13.1	33.8
Performance allocation compensation	—	(2.0)	—	(2.0)
General and administrative	3.6	3.9	1.9	9.4
Depreciation and amortization	43.3	—	—	43.3
Total expenses	100.7	12.8	15.0	128.5
Interest expense	(30.7)	—	(22.5)	(53.2)
Loss on extinguishment	(1.1)	—	—	(1.1)
Other income	2.8	—	0.8	3.6
(Provision for) benefit from income taxes	(8.5)	—	8.1	(0.4)
Net (loss) income	(4.3)	31.6	(28.2)	(0.9)
Net income attributable to noncontrolling interests	(0.3)	—	—	(0.3)
Preferred dividends	—	—	(7.8)	(7.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4.6)	$31.6	$(36.0)	$(9.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$213.5	$—	$—	$213.5
Hotel	19.2	—	—	19.2
Investment management fees	—	22.3	—	22.3
Loans	—	5.0	—	5.0
Other	—	—	0.8	0.8
Total revenue	232.7	27.3	0.8	260.8

Income from unconsolidated investments
Principal co-investments	—	117.6	—	117.6
Performance allocations	—	18.5	—	18.5
Income from unconsolidated investments	—	136.1	—	136.1

Gain on sale of real estate, net	13.8	—	—	13.8

Expenses
Rental	72.1	—	—	72.1
Hotel	11.9	—	—	11.9
Compensation and related	18.0	25.3	26.6	69.9
Performance allocation compensation	—	9.8	—	9.8
General and administrative	6.1	7.6	3.6	17.3
Depreciation and amortization	86.6	—	—	86.6
Total expenses	194.7	42.7	30.2	267.6
Interest expense	(59.7)	—	(44.0)	(103.7)
Loss on extinguishment of debt	(1.1)	—	—	(1.1)
Other income	5.9	—	3.5	9.4
(Provision for) benefit from income taxes	(10.4)	—	1.8	(8.6)
Net (loss) income	(13.5)	120.7	(68.1)	39.1
Net income attributable to noncontrolling interests	(0.2)	—	—	(0.2)
Preferred dividends	—	—	(13.1)	(13.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(13.7)	$120.7	$(81.2)	$25.8

(Dollars in millions)	June 30, 2023	December 31, 2022
Total assets
Consolidated	$5,338.6	$5,684.1
Co-investment	2,565.0	2,387.5
Corporate	290.3	200.2
Total assets	$8,193.9	$8,271.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—INCOME TAXES
    The Company derives a significant portion of its income from the rental and sale of real property. As a result, a substantial portion of its foreign earnings is subject to U.S. taxation under certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), applicable to controlled foreign corporations (known as the "Subpart F rules"). In determining the quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense reflects the impact of foreign operations and income allocated to noncontrolling interests which is generally not subject to corporate tax.
    During the six months ended June 30, 2023, the Company generated pre-tax book income of $25.0 million related to its global operations and recorded a tax expense of $6.4 million. The tax expense for the period is above the US statutory tax rate. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom. During this period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy UK real estate assets decreased as a result of KWE realizing higher tax losses than book losses on the disposition of real estate and from book unrealized foreign currency gains and fair value gains not recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of June 30, 2023 and December 31, 2022; consolidating statements of operations for the three and six months ended June 30, 2023 and 2022, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2023 or 2022.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$175.6	$82.6	$128.8	$—	$387.0
Accounts receivable	—	0.5	20.4	19.1	—	40.0
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,466.1	3,515.9	—	4,982.0
Unconsolidated investments	—	14.5	693.2	1,613.2	—	2,320.9
Investments in and advances to consolidated subsidiaries	2,197.8	4,247.3	2,803.5	—	(9,248.6)	—
Loan purchases and originations	—	4.7	207.4	32.0	—	244.1
Other assets	—	78.2	50.4	91.3	—	219.9
Total assets	$2,197.8	$4,520.8	$5,323.6	$5,400.3	$(9,248.6)	$8,193.9

Liabilities and equity
Liabilities
Accounts payable	$—	$0.3	$2.0	$13.9	$—	$16.2
Accrued expenses and other liabilities	43.4	391.4	81.1	126.5	—	642.4
Mortgage debt	—	—	993.2	1,893.8	—	2,887.0
KW unsecured debt	—	1,931.3	—	—	—	1,931.3
KWE unsecured bonds	—	—	—	516.4	—	516.4
Total liabilities	43.4	2,323.0	1,076.3	2,550.6	—	5,993.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	2,154.4	2,197.8	4,247.3	2,803.5	(9,248.6)	2,154.4
Noncontrolling interests	—	—	—	46.2	—	46.2
Total equity	2,154.4	2,197.8	4,247.3	2,849.7	(9,248.6)	2,200.6
Total liabilities and equity	$2,197.8	$4,520.8	$5,323.6	$5,400.3	$(9,248.6)	$8,193.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$91.5	$59.6	$288.2	$—	$439.3
Accounts receivable	—	0.1	18.2	22.5	—	40.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,656.8	3,531.3	—	5,188.1
Unconsolidated investments	—	15.9	698.6	1,523.6	—	2,238.1
Investments in and advances to consolidated subsidiaries	2,009.0	4,289.3	2,850.0	—	(9,148.3)	—
Loan purchases and originations	—	5.8	111.6	32.0	—	149.4
Other assets	—	85.7	50.5	79.9	—	216.1
Total assets	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Liabilities
Accounts payable	$—	$0.5	$4.0	$11.7	$—	16.2
Accrued expense and other liabilities	45.0	416.2	76.5	120.5	—	658.2
Mortgage debt	—	—	1,075.5	1,942.5	—	3,018.0
KW unsecured debt	—	2,062.6	—	—	—	2,062.6
KWE unsecured bonds		—	—	506.4	—	506.4
Total liabilities	45.0	2,479.3	1,156.0	2,581.1	—	6,261.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,964.0	2,009.0	4,289.3	2,850.0	(9,148.3)	1,964.0
Noncontrolling interests	—	—	—	46.4	—	46.4
Total equity	1,964.0	2,009.0	4,289.3	2,896.4	(9,148.3)	2,010.4
Total liabilities and equity	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$63.7	$82.8	$—	$146.5

Total (loss) income from unconsolidated subsidiaries	—	(0.1)	(19.1)	17.8	—	(1.4)

Gain (loss) on sale of real estate, net	—	—	94.5	(5.5)	—	89.0

Total expenses	7.3	25.0	42.2	58.6	—	133.1

Income from consolidated subsidiaries	54.5	97.4	15.0	—	(166.9)	—
Interest expense	—	(24.9)	(12.6)	(28.5)	—	(66.0)
Loss on early extinguishment of debt	—	—	(1.5)	(0.2)	—	(1.7)
Other income (loss)	0.1	11.3	(0.2)	13.1	—	24.3
Income before provision for income taxes	47.3	58.7	97.6	20.9	(166.9)	57.6
Provision for income taxes	—	(4.2)	(0.2)	(5.9)	—	(10.3)
Net income	47.3	54.5	97.4	15.0	(166.9)	47.3
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(8.4)	—	—	—	—	(8.4)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$38.9	$54.5	$97.4	$15.1	$(166.9)	$39.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$120.1	$158.5	$—	$278.7

Total (loss) income from unconsolidated subsidiaries	—	(0.1)	(46.0)	50.4	—	4.3

Gain on sale of real estate, net	—	—	98.2	10.0	—	108.2

Total expenses	14.9	42.0	86.2	114.5	—	257.6

Income from consolidated subsidiaries	33.3	114.7	52.5	—	(200.5)	—
Interest expense	—	(50.1)	(23.4)	(54.8)	—	(128.3)
(Loss) gain on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income	0.2	9.2	0.7	11.2	—	21.3
Income before benefit from (provision for) income taxes	18.6	31.8	113.9	61.2	(200.5)	25.0
Benefit from (provision for) income taxes	—	1.5	0.8	(8.7)	—	(6.4)
Net income	18.6	33.3	114.7	52.5	(200.5)	18.6
Net income attributable to the noncontrolling interests	—	—	—	(4.1)	—	(4.1)
Preferred dividends	(16.3)	—	—	—	—	(16.3)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$2.3	$33.3	$114.7	$48.4	$(200.5)	$(1.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$55.7	$80.3	$—	$136.1

Total income from unconsolidated investments	—	(1.3)	5.5	26.5	—	30.7

Gain on sale of real estate, net	—	—	11.4	0.5	—	11.9

Total expenses	7.4	21.9	45.3	53.9	—	128.5

Income from consolidated subsidiaries	6.4	42.9	31.4	—	(80.7)	—
Interest expense	—	(22.3)	(10.4)	(20.5)	—	(53.2)
Loss on early extinguishment of debt	—	—	(1.1)	—	—	(1.1)
Other income (loss)	—	0.9	(0.4)	3.1	—	3.6
(Loss) income before benefit from (provision for) income taxes	(1.0)	(1.6)	46.8	36.0	(80.7)	(0.5)
Benefit from (provision for) income taxes	—	8.1	(3.9)	(4.6)	—	(0.4)
Net (loss) income	(1.0)	6.5	42.9	31.4	(80.7)	(0.9)
Net income attributable to the noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Preferred dividends	(7.8)	—	—	—	—	(7.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.8)	$6.5	$42.9	$31.1	$(80.7)	$(9.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$109.5	$151.2	$—	$260.8

Total income from unconsolidated investments	—	0.7	14.0	121.4	—	136.1

Gain on sale of real estate, net	—	—	11.4	2.4	—	13.8

Total expenses	14.5	44.4	98.1	110.6	—	267.6

Income from consolidated subsidiaries	53.5	135.7	127.4	—	(316.6)	—
Interest expense	—	(44.0)	(20.1)	(39.6)	—	(103.7)
Loss on early extinguishment of debt	—	—	(1.1)	—	—	(1.1)
Other income (loss)	—	3.7	(0.7)	6.4	—	9.4
Income before benefit from (provision for) income taxes	39.0	51.8	142.3	131.2	(316.6)	47.7
Benefit from (provision for) income taxes	—	1.8	(6.6)	(3.8)	—	(8.6)
Net income	39.0	53.6	135.7	127.4	(316.6)	39.1
Net income attributable to the noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Preferred dividends	(13.1)	—	—	—	—	(13.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$25.9	$53.6	$135.7	$127.2	$(316.6)	$25.8

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

Quarter to Date and Year to Date Highlights
•For the three months ended June 30, 2023, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $39.0 million as compared to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $9.0 million for the same period in 2022. For the three months ended June 30, 2023 we had Adjusted EBITDA of $195.1 million as compared to $118.4 million for the same period in 2022. The increase is due to higher gains on sale of real estate, net, the arrangement fee received on the Construction Loan Portfolio, and higher NOI on Shelbourne Hotel (as detailed in discussions below). Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. However, this was offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) that the Company put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.3%, which reflects an approximate 60 basis point savings over contractual interest rates.

•For the six months ended June 30, 2023, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $1.8 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $25.8 million for the same period in 2022. For the six months ended June 30, 2023 we had Adjusted EBITDA of $286.0 million as compared to $278.5 million for the same period in 2022. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to a decreases in fair values and performance allocations (which is slightly offset by higher gains on sale of real estate, net for the six months ended June 30, 2023) and preferred dividends due to the issuance of preferred stock. These decreases were offset by increases in interest income and arrangement fee and recurring fees earned on our debt platform as detailed below and higher levels of NOI generated from the Shelbourne Hotel as compared to the same period in 2022 (given the higher volume of travel post COVID-19 pandemic). Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. This was partially offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) put in place to hedge against the risks associated with increases in interest rates. See above with respect to a discussion regarding the Company’s interest rate management policy and the effective interest rate of the Company’s share of debt.

•On our Co-Investment portfolio we had $35.4 million of realized operating results and recorded fair value losses and unrealized performance allocation declines (aggregate of $31.1 million) during the six months ended June 30, 2023 as compared to $45.1 million of realized operating performance and $91.0 million of fair value gains and unrealized performance allocation increases during the same period in 2022. We had fair value losses and promote write downs relating to office properties and market rate multifamily properties in the Western United States and Ireland due to cap rate expansion. The fair value losses were offset by fair value gains that we recorded with respect to: (i) the assets in our VHH platform; (ii) certain European development projects as such projects move closer to being completed; and (iii) foreign exchange movements, net of any foreign exchange hedges. Operating results declined due to higher interest costs and lower sales volume at Kohanaiki, compared to the same period in 2022.

•During the second quarter of 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $3.8 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $3.8 billion represents the gross commitment amount that has a current outstanding balance of $1.9 billion (KW share of $96.4 million) net of a 4.5% discount on gross commitment amounts. The Construction Loan Portfolio is comprised of floating-rate construction loans that carry a weighted-average interest rate of approximately 8.6%, with approximately 80% of the portfolio secured by high-quality multifamily and student housing properties and the remainder including mainly industrial, hotel, and life science assets. The Company also recognized a $7.3 million arrangement fee in investment management fees for arranging the structuring and closing of this transaction during the quarter. As this fee related to the transaction closing and was paid by the seller and not from the borrowers in the underlying loans, we recognized the full fee during the six months ended June 30, 2023. In addition, the Company will earn customary asset management fees from its equity partner going forward for these loans. Subsequent to the quarter, the Company and Fairfax acquired an additional $357.4 million of construction loans in the same economic structure from Pacific Western Bank and the Company will recognize an additional $0.5 million arrangement fee during the third quarter of 2023 in connection with such closings. As part of the acquisition of the Construction Loan Portfolio, approximately 40 employees from Pacific Western Bank that originated and managed the loans in the Construction Loan Portfolio will become Kennedy Wilson employees during the third quarter of 2023.

•During the second quarter of 2023, the Company announced the issuance of $200 million aggregate liquidation preference of perpetual preferred equity of the Company's preferred stock (the "Series C Preferred Stock") to Fairfax. Under the terms of the agreement, Fairfax purchased $200 million aggregate liquidation preference of cumulative perpetual preferred stock, which accrues cumulative cash dividends at a rate of 6.00% per annum, and 7-year warrants for approximately 12.3 million common shares with an initial exercise price of $16.21 per share. The preferred stock is callable by Kennedy Wilson at any time. The convertible perpetual preferred stock is presented as permanent equity.
Company Overview

We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating strong long-term risk-adjusted returns for our shareholders and partners. For the six months ended June 30, 2023, our 224 employees managed a total of $25.1 billion of Real Estate Assets Under Management ("AUM"), which includes 37,362 multifamily units (including 4,814 units under lease up or in process of being developed), 11.5 million office square feet, 10.6 million industrial square feet and 3.7 million retail square feet (including 1.3 million square feet under lease up or in process of being developed), and $2.8 billion of development and residential and other. As of June 30, 2023, the $22.3 billion of operating properties within our AUM produced total revenue of $768.9 million (KW's share of which was $363.3 million) for the six months ended June 30, 2023 compared to $19.8 billion of operating properties with total revenue of $698.6 million (KW's share of which was $342.6 million) during the same period in 2022. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Spain, also managed the consummation of $17.7 million of gross acquisitions and $2.1 billion of loan investments (KW's ownership interest of 20% and 5%, respectively) and $507.9 million of gross dispositions and $155.5 million of loan repayments (KW's ownership interest of 65% and 6%) during the six months ended June 30, 2023.

Our global real estate portfolio is primarily comprised of multifamily communities (59%), commercial properties (37%) and hotel and other properties (4%) based upon our share of NOI. The Western United States represents 62% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California. In Europe, our portfolio is focused in the United Kingdom (17%) and Ireland (19%). NOI amounts above exclude estimated NOI from our development properties which will increase our NOI as construction is completed and they are leased up. Please refer to the Development and Redevelopment section for more detail on the development pipeline and status of projects.

Our business is comprised of two segments.

Our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office and retail properties, and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of June 30, 2023, our fee-bearing capital was $7.9 billion and we recognized $30.1 million in base investment management fees and a write down of $18.4 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the six months ended June 30, 2023. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.
The table below details key metrics of the Consolidated and Co-Investment portfolios as of June 30, 2023:

	Consolidated	Co-Investments
AUM (billions)(1)	$11.0	$14.1
Multifamily units - market rate(1)	10,392	15,151
Multifamily units - affordable(1)	—	11,819
Office feet square feet (millions)(1)	4.7	6.8
Industrial square feet (millions)(1)	—	10.6
Retail square feet (millions)(1)	2.2	1.5
Hotels(1)	1	1
Real estate debt - 100% (billions)	$—	$4.6
Real estate debt - KW share (millions)	$—	$259.9
(1)Includes amounts for properties that are stabilized, under development and unstabilized.
In addition to our income-producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. See additional details in the section titled Development and Redevelopment below.
Our interests in the investments described above and the fees that we earn from such vehicles make up our Co-Investment Portfolio segment.
Investment Approach
    The following is our investment approach:
•Identify countries and markets with an attractive investment landscape
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, either on our own or through investment management platform with strategic partners
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
    In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and six months ended June 30, 2023 dating back to 2019.

	Three Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2023	2022	2021	2020	2019
GAAP
Revenues	$146.5	$136.1	$108.4	$107.1	$143.7
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	39.0	(9.0)	215.4	(42.1)	50.8
Basic income (loss) per share of common stock	0.28	(0.07)	1.55	(0.30)	0.36
Diluted income (loss) per share of common stock	0.28	(0.07)	1.53	(0.30)	0.36
Dividends declared per share of common stock	0.24	0.24	0.22	0.22	0.21
Non-GAAP(1)
Consolidated NOI	$71.7	$76.3	$60.6	$63.4	$82.9
% change	(6.0)%	25.9%	(4.4)%	(23.5)%	—%
JV NOI	$41.7	$39.8	$27.0	$22.8	$19.5
% change	4.8%	47.4%	18.4%	16.9%	—%
Adjusted EBITDA	$195.1	$118.4	$410.2	$72.8	$187.4
% change	64.8%	(71.1)%	463.5%	(61.2)%	—%
Adjusted Net Income	$86.0	$41.4	$264.6	$12.0	$105.1
Adjusted Net Income percentage change	107.7%	(84.4)%	2,105.0%	(88.6)%	—%
Fee-bearing capital	$7.9	$5.3	$4.5	$3.5	$2.4
% change	49.1%	17.8%	28.6%	45.8%	—%
AUM	$25.1	$22.6	$18.5	$18.9	$16.4
% change	11.1%	22.2%	(2.1)%	15.2%	—%

	Six Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2023	2022	2021	2020	2019
GAAP
Revenues	$278.7	$260.8	$207.8	$230.4	$284.4
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(1.8)	25.8	209.8	(52.0)	45.5
Basic (loss) income per share of common stock	(0.01)	0.19	1.51	(0.37)	0.33
Diluted (loss) income per share of common stock	(0.01)	0.19	1.50	(0.37)	0.33
Dividends declared per share of common stock	0.48	0.48	0.44	0.44	0.42
Non-GAAP(1)
Consolidated NOI	$142.5	$145.7	$113.8	$133.7	$154.9
% change	(2.2)%	28.0%	(14.9)%	(13.7)%	—%
JV NOI	$83.2	$78.5	$53.4	$52.7	$36.0
% change	6.0%	47.0%	1.3%	46.4%	—%
Adjusted EBITDA	$286.0	$278.5	$537.8	$184.8	$307.5
% change	2.7%	(48.2)%	191.0%	(39.9)%	—%
Adjusted Net Income	91.3	126.8	311.6	56.8	158.9
Adjusted Net Income percentage change	(28)%	(59)%	449%	(64)%	—%
Fee-bearing capital	$7.9	$5.3	$4.5	$3.5	$2.4
% change	49.1%	17.8%	28.6%	45.8%	—%
AUM	$25.1	$22.6	$18.5	$18.9	$16.4
% change	11.1%	22.2%	(2.1)%	15.2%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of June 30, 2023 and as of December 31, 2022 through 2019:

	June 30,	December 31,
(in millions)	2023	2022	2021	2020	2019
Cash and cash equivalents	$387.0	$439.3	$524.8	$965.1	$573.9
Total assets	8,193.9	8,271.8	7,876.5	7,329.0	7,304.5
Mortgage debt	2,887.0	3,018.0	2,959.8	2,589.8	2,641.0
KW unsecured debt	1,931.3	2,062.6	1,852.3	1,332.2	1,131.7
KWE unsecured bonds	516.4	506.4	622.8	1,172.5	1,274.2
Kennedy Wilson equity	2,154.4	1,964.0	1,777.6	1,644.5	1,678.7
Noncontrolling interests	46.2	46.4	26.3	28.2	40.5
Total equity	2,200.6	2,010.4	1,803.9	1,672.7	1,719.2
Common shares outstanding	139.3	137.8	138.0	141.4	142.3

The following table shows the historical U.S. federal income tax treatment of Company’s common stock dividend for the years ended December 31, 2022 through 2018:

	December 31,
	2022	2021	2020	2019	2018
Taxable Dividend	37.81%	—%	27.14%	10.53%	23.43%
Non-Taxable Return of Capital	62.19%	100.00%	72.86%	89.47%	76.57%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Business Segments
    As briefly described above, our operations are defined by two business segments: our Consolidated Portfolio and our Co-Investment Portfolio.
•Our Consolidated Portfolio consists of the investments in real estate and real estate-related assets that we have made and consolidate on our balance sheet.  We typically wholly-own the assets in our Consolidated Portfolio.
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership in our Co-Investment Portfolio assets of 41% as of June 30, 2023.
    In addition to our two primary business segments, our Corporate segment includes, among other things, our corporate overhead and our auction group.
Consolidated Portfolio
    Our Consolidated Portfolio is a permanent capital vehicle focused on maximizing property cash flow. These assets are primarily wholly-owned and tend to have longer hold periods and we target investments with accretive asset management opportunities. We typically focus on office and multifamily assets in the Western United States and office and retail assets in the United Kingdom and Ireland within this segment.
    The table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of June 30, 2023 and December 31, 2022:

($ in millions)	June 30, 2023	December 31, 2022
Cash(1)	$171.1	$316.7
Real estate	4,982.0	5,188.1
Accounts receivable and other assets	141.1	135.1
Total Assets	$5,294.2	$5,639.9

Accounts payable, accrued expenses and other liabilities	156.4	156.6
Mortgage debt	2,887.0	3,018.0
KWE bonds	516.4	506.4
Total Liabilities	3,559.8	3,681.0

Equity	$1,734.4	$1,958.9
(1)Excludes $215.9 million and $122.5 million as of June 30, 2023 and December 31, 2022 of corporate non-property level cash.
Co-Investment Portfolio
    We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents our share of the carrying value (primarily at fair value) of the balance sheet of our Co-Investment Portfolio as of June 30, 2023 and December 31, 2022:

($ in millions)	June 30, 2023	December 31, 2022
Cash	$113.8	$86.9
Real estate	4,599.9	4,319.1
Loans	255.1	158.7
Accounts receivable and other assets	280.6	298.0
Total Assets	$5,249.4	$4,862.7

Accounts payable and accrued expenses	103.4	88.0
Mortgage debt	2,581.0	2,387.2
Total Liabilities	2,684.4	2,475.2

Equity	$2,565.0	$2,387.5
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees and performance allocations, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of June 30, 2023, our weighted average ownership interest in the various joint ventures that we manage was 45%.
Commingled funds
    We currently have investments in four closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our three U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of June 30, 2023, our weighted average ownership interest in the commingled funds that we manage was 13%.

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
Our global multifamily portfolio has 37,362 units as of June 30, 2023, consisting of 32,548 stabilized units and 4,814 units that are undergoing lease up or are in the process of being developed.
    As of June 30, 2023, we hold ownership interests in 147 assets that include 10,392 consolidated market rate multifamily apartment units, 15,151 market rate units within our Co-Investment Portfolio and 11,819 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region (Idaho, Utah, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

We hold an approximate 50% interest in VHH which acts as the general partner (developer/asset manager) of 56 affordable housing projects totaling 11,819 units (including 13 investments held without a tax credit investor (“tax credit limited partner”), and 43 investments held with a tax credit limited partner). Included in the portfolio are 9,630 operating units and 2,189 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

With respect to the assets that are held with tax credit limited partners ("LPs"), VHH generally sells 99.9% of the legal ownership interest in the applicable asset to the tax credit LPs, in exchange for cash that is used to build and/or rehabilitate the property. Although legal ownership interests in these assets are sold to the tax credit LPs, VHH continues to receive a majority of the cash flow generated from these assets through deferred developer fees and other fee arrangements and profits splits agreed to between VHH and the tax credit LPs (a structure which is commonly used by peer companies with similar businesses). This results in VHH maintaining on average 75% of the economic ownership interests in the assets throughout the portfolio.

During the six months ended June 30, 2023, we received $5.6 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $23.5 million of proceeds from VHH, including $10.6 million from recurring monthly distributions, $2.8 million from paid developer fees at conversion and $10.1 million from sales and refinancings.

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

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of June 30, 2023 we have contributed an additional $142.8 million into VHH and have received $301.9 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $290.5 million as of June 30, 2023. Since our acquisition in 2015, we have recorded $293.8 million worth of fair value gains on our investment in VHH, including $25.3 million during the six months ended June 30, 2023.

The value of our investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.00% - 7.50% with discount rates ranging from 7.25% - 9.75%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the six months ended June 30, 2023, the various valuation methodologies produced results that are within a 5% range.
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
    As of June 30, 2023, we hold investments in 56 office properties totaling over 11.5 million square feet, 111 industrial properties totaling 10.6 million square feet and 28 retail properties totaling 3.7 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.7 million square feet of office space and 2.2 million square feet of retail space. Our Co-Investment Portfolio has 6.8 million square feet of office space, 10.6 million square feet of industrial space and 1.5 million square feet of retail space.
    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of June 30, 2023, we have 2,220 multifamily units and 0.4 million commercial rentable square feet we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $803.0 million (approximately 76% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
    Real Estate Debt
     We have a global debt platform with multiple partners that has a total current capacity of $10 billion. Our global debt platform, which includes partners across insurance and sovereign wealth funds, invests across the entire real estate debt capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global debt platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
The global debt platform consists of two groups: construction lending platform which was established with the acquisition of the Construction Loan Portfolio from Pacific Western Bank in the second quarter of 2023 and our bridge loan platform. The construction lending platform consists of variable rate loans that are predominantly secured by high-quality multifamily and student housing properties with the remainder consisting of industrial, hotel, and life science assets. Construction loans typically finance from 50% to 60% of the cost to construct the underlying properties. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance with principal and interest being paid at maturity. The bridge loan portfolio consists of variable rate loans are generally three-year with one or two 12 month extension options. Our bridge loans are secured by multifamily, office, retail, industrial and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by office or multifamily properties in the Western United States.
    As of June 30, 2023, we held interests in 100 loans, 89% that have floating interest rates, located in the United States and the United Kingdom, with an average interest rate to Kennedy Wilson of 10.2% per annum and an unpaid principal balance ("UPB") of $4.6 billion of real estate debt (of which our share was a UPB of $259.9 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of June 30, 2023, we had unfulfilled capital commitments totaling $100.5 million to our loan portfolio. In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.
    Our current loan portfolio is focused on performing loans. However, if market conditions deteriorate, we may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. We will explore all options of recouping our loan investments including pursuing taking title of collateral securing loans. We also expect more opportunities to arise in acquiring loan portfolios at a discount from their contractual balance due as a result of market conditions. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property.
Hotel
    We originally acquired debt interests in each of the hotels in our Consolidated and Co-Investment portfolios and were able to utilize these debt positions to take ownership of the real estate. These properties are examples of how we are able to leverage different platforms within the Company to add value to properties and shareholders.
As of June 30, 2023, we owned one consolidated operating hotel, the iconic Shelbourne Hotel, which consists of 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-Investment Portfolio, we have a five-star Rosewood flagged Kona Village Resort development that consists of 150 rooms in Kona, Hawaii, which opened in July 2023.
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
    As of June 30, 2023, we held 12 investments that are primarily comprised of 1,070 acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. As of June 30, 2023, these investments had a gross asset value of $193.7 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of June 30, 2023, $2.2 billion or 94% of our investments in our Co-Investment Portfolio (27% of total assets) were held at estimated fair value. As of June 30, 2023, there were cumulative fair value gains on investments held of $511.0 million, which comprises 23% of the $2.2 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $293.8 million of the $511.0 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the six months ended June 30, 2023, we recorded $12.7 million and $18.4 million, respectively, of net fair value losses and write downs of performance allocations on Co-Investment portfolio investments.

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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.00% - 7.50% with discount rates ranging from 7.25% - 9.75%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the six months ended June 30, 2023, the various valuation methodologies produced results that are within a 5% range.

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

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.50%	7.30% — 9.80%
	Income approach - direct capitalization	4.10% — 5.70%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.30% — 8.70%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.90% — 8.10%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, we consider significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 1.38% to 7.25%.

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
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, central banks raising interest rates to curtail high inflation, banks ability and willingness to lend, currency fluctuations and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the six months ended June 30, 2023 and future periods.
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
    The table below details the changes in the Company's AUM for the six months ended June 30, 2023:

(in millions)	December 31, 2022	Increases	Decreases	June 30, 2023
AUM	$23,028.4	$3,293.8	$(1,222.4)	$25,099.8
    AUM increased 9.0% to approximately $25.1 billion as of June 30, 2023. The increase is due to acquisition of the Construction Loan Portfolio from Pacific Western Bank, capital expenditures on development projects and fair value gains on European development projects and VHH portfolio. These increases were offset by the sale of non-core residential and retail assets in the Western United States and retail assets in the United Kingdom as well as a couple sales in our comingled funds that had completed their business plans. We also had fair value declines primarily on market rate multifamily apartments, office and retail assets in our global portfolio.
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
Kennedy Wilson Consolidated Financial Results: Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	15.5	—	—	15.5
Investment management fees	—	19.1	—	19.1
Loans	—	4.7	—	4.7
Other	—	—	0.6	0.6
Total revenue	122.1	23.8	0.6	146.5
Income (loss) from unconsolidated investments
Principal co-investments	—	6.3	—	6.3
Performance allocations	—	(7.7)	—	(7.7)
(Loss) income from unconsolidated investments	—	(1.4)	—	(1.4)

Gain on sale of real estate, net	89.0	—	—	89.0

Expenses
Rental	38.7	—	—	38.7
Hotel	9.7	—	—	9.7
Compensation and related	13.4	10.1	13.5	37.0
Performance allocation compensation	—	(1.1)	—	(1.1)
General and administrative	4.3	2.5	1.9	8.7
Depreciation and amortization	40.1	—	—	40.1
Total expenses	106.2	11.5	15.4	133.1
Interest expense	(41.0)	—	(25.0)	(66.0)
Loss on early extinguishment of debt	(1.7)	—	—	(1.7)
Other income	13.0	—	11.3	24.3
Provision for income taxes	(6.2)	—	(4.1)	(10.3)
Net income (loss)	69.0	10.9	(32.6)	47.3
Net loss attributable to the noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(8.4)	(8.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	69.1	10.9	(41.0)	39.0
Add back (less):
Interest expense	41.0	—	25.0	66.0
Loss on early extinguishment of debt	1.7	—	—	1.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	23.3	—	23.3
Depreciation and amortization	40.1	—	—	40.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Provision for income taxes	6.2	—	4.1	10.3
Kennedy Wilson's share of taxes included in unconsolidated investments	—	—	—	—
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Preferred dividends	—	—	8.4	8.4
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$156.2	$35.1	$3.8	$195.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$109.3	$—	$—	$109.3
Hotel	12.7	—	—	12.7
Investment management fees	—	11.0	—	11.0
Loans	—	2.7	—	2.7
Other	—	—	0.4	0.4
Total revenue	122.0	13.7	0.4	136.1
Income (loss) from unconsolidated investments
Principal co-investments	—	39.4	—	39.4
Performance allocations	—	(8.7)	—	(8.7)
Income from unconsolidated investments	—	30.7	—	30.7

Gain on sale of real estate, net	11.9	—	—	11.9

Expenses
Rental	36.4	—	—	36.4
Hotel	7.6	—	—	7.6
Compensation and related	9.8	10.9	13.1	33.8
Performance allocation compensation	—	(2.0)	—	(2.0)
General and administrative	3.6	3.9	1.9	9.4
Depreciation expense	43.3	—	—	43.3
Total expenses	100.7	12.8	15.0	128.5
Interest expense	(30.7)	—	(22.5)	(53.2)
Loss on early extinguishment of debt	(1.1)	—	—	(1.1)
Other income	2.8	—	0.8	3.6
(Provision for) benefit from income taxes	(8.5)	—	8.1	(0.4)
Net (loss) income	(4.3)	31.6	(28.2)	(0.9)
Net income attributable to the noncontrolling interests	(0.3)	—	—	(0.3)
Preferred dividends	—	—	(7.8)	(7.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(4.6)	31.6	(36.0)	(9.0)
Add back (less):
Interest expense	30.7	—	22.5	53.2
Loss on early extinguishment of debt	1.1	—	—	1.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	15.1	—	15.1
Depreciation and amortization	43.3	—	—	43.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.9	—	0.9
Provision for (benefit from) income taxes	8.5	—	(8.1)	0.4
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.7)	—	—	(1.7)
Preferred dividends	—	—	7.8	7.8
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$77.2	$47.7	$(6.5)	$118.4
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights

    GAAP net income to common shareholders was $39.0 million and a loss of $9.0 million for the three months ended June 30, 2023 and 2022, respectively.
    Adjusted EBITDA was $195.1 million and $118.4 million for the three months ended June 30, 2023 and 2022, respectively.

The increase in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to (i) higher gains on sale (ii) the arrangement fee received from Pacific Western Bank as part of the Construction Loan Portfolio acquisition. These amounts that contributed to the increase in GAAP net income and Adjusted EBITDA were offset by lower fair value gains on our Co-Investment Portfolio in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. However, this was offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) that the Company put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.3%, which reflects an approximate 60 basis point savings over contractual interest rates. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value movements during the current and prior periods.
    Operational Highlights
    Same store property highlights for the three months ended June 30, 2023 include:
•For our 16,767 same property multifamily units for the three months ended June 30, 2023 as compared to the prior period:
◦occupancy decreased slightly to 93.1% from 94.1%
◦net operating income increased by 1.8%
◦total revenues increased by 2.9%
•For 4.5 million square feet of same property office real estate for the three months ended June 30, 2023 as compared to the prior period:
◦occupancy increased to 94.6% from 93.5%
◦net operating income decreased by 2.2%
◦total revenues decreased by 0.9%
•Investment Transactions
◦Consolidated Portfolio:
▪sold (i) a 49% interest in two previously wholly-owned market-rate multifamily properties totaling 790 units for a gross valuation of $228 million ($112 million at the Company’s share) into an existing joint venture platform managed by the Company and (ii) a previously wholly-owned 293-unit multifamily asset into our VHH platform for a gross valuation of $49 million. These sales generated net gains of approximately $95 million for the Company. The Company also made progress on its non-core asset sale program by selling four UK retail assets and one office asset in Italy for a total sales price of $16 million which resulted in a net loss of approximately $1 million.
◦Co-Investment Portfolio:
▪acquired the Construction Loan Portfolio as described above.
▪(i) sold $54 million in industrial and other assets held by funds and joint ventures (the Company’s share of which was $16 million); and (ii) was repaid a total of $155 million in loan repayments (the Company's share of which was $10 million).
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

	Three Months Ended June 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.9	1%	$0.1	—%	$2.0	1%
Net (loss) income	(0.8)	(2)%	(0.2)	(1)%	(1.0)	(3)%
Adjusted EBITDA	0.5	—%	(0.1)	—%	0.4	—%

	Three Months Ended June 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(4.1)	(3)%	$(0.2)	—%	$(4.3)	(3)%
Net (loss) income	(0.3)	3%	(12.7)	141%	(13.0)	144%
Adjusted EBITDA	(3.2)	(3)%	(13.1)	(11)%	(16.3)	(14)%
Consolidated Portfolio Segment
    Rental income was $106.6 million for the three months ended June 30, 2023 as compared to $109.3 million for the same period in 2022. The $2.7 million decrease is primarily due to the sale of non-core retail assets in the Western United States with funds from those sales being reinvested into Co-Investment Portfolio investments. Additionally, we had a $1.3 million reduction to rental income for the three months ended June 30, 2023, as we assessed the full collection of these rents as improbable, compared to $2.5 million for the same period in 2022. This reduction was offset by the cash collection of $0.9 million we received during the three months ended June 30, 2023 and $2.9 million we received during the three months ended June 30, 2022, respectively, on previously reserved receivables which increased rental income. The cash collections were primarily from governmental assistance programs for multifamily properties and collections of past due receivables at retail properties.
    Hotel income was $15.5 million for the three months ended June 30, 2023 as compared to $12.7 million for the same period in 2022. The $2.8 million increase is primarily due to increased travel to Dublin, Ireland, leading to higher occupancy and average daily rate ("ADR") at the Shelbourne Hotel during the three months ended June 30, 2023.
Gain on sale of real estate, net was $89.0 million for the three months ended June 30, 2023 as compared to $11.9 million during the same period in 2022. The gain recognized during the three months ended June 30, 2023 relates to sale of equity interests in three Western United States multifamily properties into various Co-Investment platforms which triggered deconsolidation as described above. The gain on sale of real estate, net includes an impairment loss of $4.4 million on non-core retail assets that are being marketed for sale in Ireland and the United Kingdom. The gain recognized during the three months ended June 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States which includes impairment loss of $5.0 million relating to non-core office and retail buildings in the United Kingdom that are being marketed for sale.
    Rental expenses increased to $38.7 million for the three months ended June 30, 2023 as compared to $36.4 million for the three months ended June 30, 2022. The increase is due to higher expenses on European office and retail properties.
    Hotel expenses increased to $9.7 million for the three months ended June 30, 2023 as compared to $7.6 million for the three months ended June 30, 2022 primarily due to increased level of activity at the Shelbourne Hotel during 2023 as described above.
Depreciation and amortization decreased to $40.1 million during the three months ended June 30, 2023 as compared to $43.3 million for the same period in 2022. The decrease is primarily due to the full amortization of lease related intangibles on an office property in the Western United States. Due to the full amortization in the fourth quarter 2022 there is no activity in the three months ended June 30, 2023.
    Interest expense was $41.0 million for the three months ended June 30, 2023 as compared to $30.7 million for the same period in 2022. The increase is primarily due to increased levels of consolidated property debt as well as increases in market interest rates. These increases were offset by increases in the value of undesignated interest rate derivatives recorded to other income that are discussed below. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.
Loss on early extinguishment of debt was $1.7 million for the three months ended June 30, 2023 as compared to $1.1 million for the three months ended June 30, 2022. Both periods activity relate to prepayment penalties and the write off of loan fees on mortgage loans that were refinanced.
Other income was $13.0 million for the three months ended June 30, 2023 as compared to other income of $2.8 million for the three months ended June 30, 2022. We recorded mark to market fair value gains of $13.2 million on undesignated interest rate caps and swap contracts associated with consolidated investments held in the current period primarily at KWE. This was driven by increases in the forward curve rates. We entered into these undesignated contracts to hedge against rising interest rates. Other income for the three months ended June 30, 2022 was due to mark to market fair value gains on the Company's corporate undesignated interest rate caps and swap contracts.
    Co-Investment Portfolio Segment
Investment Management
     We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the three months ended June 30, 2023, we had fees recorded through revenues of $19.1 million as compared to $11.0 million for the same period in 2022. During the three months ended June 30, 2023, the increase primarily related to a $7.3 million arrangement fee that was earned from Pacific Western Bank for facilitating the one-time Construction Loan Portfolio closing. We also had higher base management fees as a result of having more assets under management ("AUM") in our Co-Investment Portfolio mainly from the growth of in our global debt platform and Western United States multifamily separate accounts. Performance fees are recorded as part of income from unconsolidated investments and discussed below.
Loans and other income increased to $4.7 million during the three months ended June 30, 2023 as compared to $2.7 million for the same period in 2022. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our debt platform are floating rate loans.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended June 30, 2023 and the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022
Revenue
Rental	$61.5	$55.9
Sale of real estate	10.5	27.1
Total revenue	72.0	83.0

Fair value/other adjustments	(16.2)	14.6
Performance allocations	(7.7)	(8.7)

Expenses
Rental	19.8	16.1
Cost of real estate sold	5.8	22.7
Depreciation and amortization	0.8	0.9
Total expenses	26.4	39.7

Interest expense	(23.1)	(15.2)
Other loss	—	(3.3)
(Loss) income from unconsolidated investments	$(1.4)	$30.7
The decrease in income from unconsolidated investments is primarily due to the following:

During the three months ended June 30, 2023, we recorded fair value decreases with respect to: (i) office properties in our commingled funds due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland; (iii) the write off of a $5 million investment in a social impact real estate fund manager. These fair value decreases were offset by the following: (i) recorded fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains from the resyndication of a property and the sale of retail units at one of its properties; (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects; and (iii) fair value increases on interest rate derivatives held by our Co-Investment properties as forward interest rates rose.

During the three months ended June 30, 2023, we recorded a $7.7 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in performance allocations on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with an investment held by such fund. There is no performance allocation structure with respect to our investment in VHH.

During the three months ended June 30, 2022, we recorded a slight reduction in real estate fair values, including the impact of foreign currency exchange rates. Such decreases, however, were more than offset by the fair value gains that we recorded on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market.

During the three months ended June 30, 2022, we recorded a $8.7 million decrease in the accrual for performance fees relating to our commingled funds and separate account investments as a result of the reduction of fair value gains and performance allocations that we accrued during prior periods primarily from a separate account multifamily investment in the Las Vegas market.

Expenses
Co-Investment Portfolio expenses decreased to $11.5 million for the three months ended June 30, 2023 as compared to $12.8 million for the same period in 2022. The decrease compared to the prior period was primarily due to a lower allocation of corporate expenses to the Co-Investment Portfolio segment in the current period due to lower fair value gains in the Co-Investment Portfolio and higher gains on sale in the Consolidated Portfolio.
    Corporate
Expenses increased to $15.4 million for the three months ended June 30, 2023 as compared to $15.0 million for the three months ended June 30, 2022 due to higher discretionary bonus compensation expense for the three months ended June 30, 2023.
    Interest expense was $25.0 million for the three months ended June 30, 2023 as compared to $22.5 million for the same period in 2022. For the three months ended June 30, 2023, we had higher corporate debt balances outstanding due to higher average outstanding balance drawn on the line of credit. Additionally, the interest rate on our line of credit was higher for the three months ended June 30, 2023 as compared to the same period in 2022 as the line has a variable interest rate which also contributed to the increase in interest expense. The interest expense increase was offset by increases in the value of interest rate derivatives as discussed below.
Other income increased to $11.3 million for the three months ended June 30, 2023 as compared to other income of $0.8 million for the same period in 2022. We recorded mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure during three months ended June 30, 2023.

Our income tax expense was $10.3 million for the three months ended June 30, 2023 as compared to income tax expense of $0.4 million for the same period in 2022. The increase in income tax expense is primarily attributable to a $58.1 million increase in worldwide pre-tax book income in 2023 as compared to the same period in the prior year. Our effective tax rate for the three months ended June 30, 2023 was 17.9% as compared to an effective tax rate of 80.0% for the same period in 2022. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom, offset by tax benefits from the partial release of the valuation allowance against our deferred tax assets associated with our excess tax basis in our investment in KWE. During the three months ended June 30, 2023, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased as a result of KWE realizing higher tax losses than book losses on the disposition of real estate and book unrealized foreign currency gains and fair value gains not recognized for tax. The effective tax rate for 2022 exceeded the statutory tax rate due to non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.
    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$39.0	$(9.0)
Unrealized foreign currency translation gains (losses), net of noncontrolling interests and tax	11.6	(58.6)
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	6.4	21.9
Unrealized gain on interest rate swaps	—	0.9
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$57.0	$(44.8)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended June 30, 2023 and 2022 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2023	2022
Euro	0.6%	(5.1)%
GBP	3.0%	(7.0)%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended June 30, 2023 and 2022 was income of $57.0 million and loss of $44.8 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the euro and the GBP strengthening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments as the euro weakened against the GBP. These hedge gains were offset by losses on hedges that the Company has on its GBP denominated investments. In the prior period, the Company also had interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes. For the three months ended June 30, 2023, the Company has not designated any of its interest rate swaps and changes in fair value have gone through other income as opposed to other comprehensive income.

Kennedy Wilson Consolidated Financial Results: Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$213.2	$—	$—	$213.2
Hotel	26.1	—	—	26.1
Investment management fees	—	30.1	—	30.1
Loans	—	8.4	—	8.4
Other	—	—	0.9	0.9
Total revenue	239.3	38.5	0.9	278.7
Income (loss) from unconsolidated investments
Principal co-investments	—	22.7	—	22.7
Performance allocations	—	(18.4)	—	(18.4)
Income from unconsolidated investments	—	4.3	—	4.3

Gain on sale of real estate, net	108.2	—	—	108.2

Expenses
Rental	75.3	—	—	75.3
Hotel	17.6	—	—	17.6
Compensation and related	23.2	18.5	25.9	67.6
Performance allocation compensation	—	0.5	—	0.5
General and administrative	7.9	5.7	3.5	17.1
Depreciation and amortization	79.5	—	—	79.5
Total expenses	203.5	24.7	29.4	257.6
Interest expense	(78.2)	—	(50.1)	(128.3)
Loss on early extinguishment of debt	(1.6)	—	—	(1.6)
Other income	12.0	—	9.3	21.3
Provision for income taxes	(8.0)	—	1.6	(6.4)
Net income (loss)	68.2	18.1	(67.7)	18.6
Net income attributable to the noncontrolling interests	(4.1)	—	—	(4.1)
Preferred dividends	—	—	(16.3)	(16.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	64.1	18.1	(84.0)	(1.8)
Add back (less):
Interest expense	78.2	—	50.1	128.3
Loss on early extinguishment of debt	1.6	—	—	1.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	43.1	—	43.1
Depreciation and amortization	79.5	—	—	79.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.6	—	1.6
Provision for income taxes	8.0	—	(1.6)	6.4
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.2	—	0.2
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.6)	—	—	(3.6)
Preferred dividends	—	—	16.3	16.3
Share-based compensation	—	—	14.4	14.4
Adjusted EBITDA(1)	$227.6	$63.2	$(4.8)	$286.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$213.5	$—	$—	$213.5
Hotel	19.2	—	—	19.2
Investment management fees	—	22.3	—	22.3
Loans	—	5.0	—	5.0
Other	—	—	0.8	0.8
Total revenue	232.7	27.3	0.8	260.8
Income from unconsolidated investments
Principal co-investments	—	117.6	—	117.6
Performance allocations	—	18.5	—	18.5
Income from unconsolidated investments	—	136.1	—	136.1

Gain on sale of real estate, net	13.8	—	—	13.8

Expenses
Rental	72.1	—	—	72.1
Hotel	11.9	—	—	11.9
Compensation and related	18.0	25.3	26.6	69.9
Performance allocation compensation	—	9.8	—	9.8
General and administrative	6.1	7.6	3.6	17.3
Depreciation expense	86.6	—	—	86.6
Total expenses	194.7	42.7	30.2	267.6
Interest expense	(59.7)	—	(44.0)	(103.7)
Loss on early extinguishment of debt	(1.1)	—	—	(1.1)
Other income	5.9	—	3.5	9.4
(Provision for) benefit from income taxes	(10.4)	—	1.8	(8.6)
Net (loss) income	(13.5)	120.7	(68.1)	39.1
Net loss attributable to the noncontrolling interests	(0.2)	—	—	(0.2)
Preferred dividends	—	—	(13.1)	(13.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(13.7)	120.7	(81.2)	25.8
Add back (less):
Interest expense	59.7	—	44.0	103.7
Loss on early extinguishment of debt	1.1	—	—	1.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	26.4	—	26.4
Depreciation and amortization	86.6	—	—	86.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.0	—	2.0
Provision for (benefit from) income taxes	10.4	—	(1.8)	8.6
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.2)	—	—	(3.2)
Preferred dividends	—	—	13.1	13.1
Share-based compensation	—	—	14.4	14.4
Adjusted EBITDA(1)	$140.7	$149.3	$(11.5)	$278.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights

    GAAP net (loss) income to common shareholders was a loss of $1.8 million and income of $25.8 million for the six months ended June 30, 2023 and 2022, respectively.
    Adjusted EBITDA was $286.0 million and $278.5 million for the six months ended June 30, 2023 and 2022, respectively.

    The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to a decrease in fair values and performance allocations (which is slightly offset by higher gains on sale of real estate, net for the six months ended June 30, 2023) and higher preferred dividends due to the issuance of preferred stock. Adjusted EBITDA for the six months ended June 30, 2023 increased as compared to the same period in 2022 due to increases in interest income and fees earned on our debt platform as detailed below. Higher levels of net operating income generated from the Shelbourne Hotel as compared to the same period in 2022 (given the higher volume of travel post pandemic) contributed to the increase in Adjusted EBITDA. Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. However, this was offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) that the Company put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.3%, which reflects an approximate 60 basis point savings over contractual interest rates.
    Operational Highlights
    Same store property highlights for the six months ended June 30, 2023 include:
•For our 15,862 same property multifamily units for the six months ended June 30, 2023 as compared to the prior period:
◦occupancy decreased to 93.5% from 94.4%
◦net operating income increased by 3.4%
◦total revenues increased by 4.5%
•For 4.3 million square feet of same property office real estate for the six months ended June 30, 2023 as compared to the prior period:
◦occupancy increased to 94.5% from 93.4%
◦net operating income increased by 2.1%
◦total revenues increased by 1.8%
•Investment Transactions
◦Consolidated Portfolio:
▪sold (i) a 49% interest in two previously wholly-owned market-rate multifamily properties totaling 790 units for a gross valuation of $228 million ($112 million at the Company’s share) into an existing joint venture platform managed by the Company and (ii) a previously wholly-owned 293-unit multifamily asset into our VHH platform for a gross valuation of $49 million. These sales generated net gains of approximately $95 million for the Company. The Company also made progress on its non-core asset sale program by selling ten UK retail assets, one retail asset in Southern California, one office asset in Italy and Ireland, and one residential and other asset in Hawaii for a total sales price of $135 million which resulted in net gain of approximately $24 million.
◦Co-Investment Portfolio:
▪acquired the Construction Loan Portfolio as described above.
▪(i) sold $132 million in industrial and other assets held by funds and joint ventures (the Company’s share of which was 13%); and (ii) was repaid a total of $9.8 million in loan investments previously held by the Company.
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

	Six Months Ended June 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$2.1	1%	$—	—%	$2.1	1%
Net (loss) income	(2.5)	(139)%	4.6	256%	2.1	117%
Adjusted EBITDA	(1.0)	—%	4.8	1%	3.8	1%

	Six Months Ended June 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(4.5)	(2)%	$(0.3)	—%	$(4.8)	(2)%
Net (loss) income	(0.8)	(3)%	(22.8)	(88)%	(23.6)	(91)%
Adjusted EBITDA	(3.9)	(1)%	(23.2)	(8)%	(27.1)	(9)%
    Consolidated Portfolio Segment
    Rental income was flat with $213.2 million for the six months ended June 30, 2023 as compared to $213.5 million for the same period in 2022. The $0.3 million decrease is primarily due to asset sales primarily from non-core assets in Europe and Western United States. These decreases have been offset by the acquisition of multifamily properties in the Western United States in the second quarter of 2022 and the lease up of multifamily properties in the Western United States that completed development.
    Hotel income was $26.1 million for the six months ended June 30, 2023 as compared to $19.2 million for the same period in 2022. The $6.9 million increase is primarily due to increased travel to Dublin, Ireland leading to higher occupancy and ADRs at the Shelbourne Hotel during the six months ended June 30, 2023 as compared to the same period of the prior year.
Gain on sale of real estate, net was $108.2 million for the six months ended June 30, 2023 compared to $13.8 million during the same period in 2022. The gain recognized during the six months ended June 30, 2023 relates to the sale of equity interests in three Western United States multifamily properties into various co-investment platforms which triggered deconsolidation as described above and the sale of non-core retail assets in the United Kingdom and Western United States and a residential investment in the Western United States. These gains are net of $10.6 million of impairments relating to retail assets in the United Kingdom, Ireland and the Western United States that have been identified for sale later this year. The gains recognized during the six months ended June 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States.
    Rental expenses increased to $75.3 million for the six months ended June 30, 2023 as compared to $72.1 million for the six months ended June 30, 2022. The increase is due to new acquisitions of multifamily properties in the Western United States as discussed above and inflationary increases on items like payroll and utilities.
    Hotel expenses increased to $17.6 million for the six months ended June 30, 2023 as compared to $11.9 million for the six months ended June 30, 2022 primarily due to increased level of activity at the Shelbourne Hotel during 2023 as described above.
    Compensation expense increased to $23.2 million for the six months ended June 30, 2023 as compared to $18.0 million for the six months ended June 30, 2022 as a result of higher gains on sale of real estate, net for the six months ended June 30, 2023 compared to the prior period, which drove a higher discretionary compensation accrual.
General and administrative expenses were $7.9 million for the six months ended June 30, 2023 as compared to $6.1 million for the six months ended June 30, 2022. Similar to compensation expense discussed above there was a higher allocation of corporate expenses to the Consolidated segment in the current period due to higher gains on sale and lower fair value gains in the Co-Investment Portfolio.
Depreciation and amortization decreased to $79.5 million during the six months ended June 30, 2023 as compared to $86.6 million for the six months ended June 30, 2022 as a result of full amortization of lease intangible assets relating to office acquisitions in prior years.
    Interest expense was $78.2 million for the six months ended June 30, 2023 as compared to $59.7 million for the same period in 2022. The increase is due to increased levels of consolidated property level debt as well as increases in market interest rates. The increase was offset by $4.0 million that we received on interest rate derivative contracts that paid out during the period and increases in fair value of interest rate derivatives recorded to other income which is discussed below.

Other income was $12.0 million for six months ended June 30, 2023 as compared to $5.9 million for the six months ended June 30, 2022. We had mark to market fair value gains of $11.4 million on the Company's undesignated interest rate caps and swap contracts. We have entered into these undesignated contracts to hedge against rising interest rates. The value of the contracts have increased due to increases in forward interest rates. Other income for the six months ended June 30, 2022 was due to mark to market fair value gains on the Company's corporate undesignated interest rate caps and swap contracts.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the six months ended June 30, 2023, we had fees recorded through revenues of $30.1 million as compared to $22.3 million from the same period in 2022. During the six months ended June 30, 2023, the increase primarily related to a $7.3 million arrangement fee that was earned from Pacific Western Bank for facilitating the Construction Loan Portfolio closing. We also had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from growth of our global debt platform and Western United States multifamily separate accounts. Performance fees are recorded as part of income from unconsolidated investments and discussed below. Performance fees are recorded as part of income from unconsolidated investments as discussed below.
Loans and other income increased to $8.4 million during the six months ended June 30, 2023 as compared to $5.0 million for the same period in 2022. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our debt platform are floating rate loans.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the six months ended June 30, 2023 and the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022
Revenue
Rental	$121.7	$110.1
Sale of real estate	10.5	35.1
Total revenue	132.2	145.2

Fair value/other adjustments	(14.8)	70.2
Performance allocations	(18.4)	18.5

Expenses
Rental	38.5	31.6
Cost of real estate sold	5.8	28.4
Depreciation and amortization	1.6	2.0
Total expenses	45.9	62.0

Interest expense	(43.0)	(26.5)
Other loss	(5.6)	(9.3)
Provision for income taxes	(0.2)	—
Income from unconsolidated investments	$4.3	$136.1

The decrease in income from unconsolidated investments is primarily due to the following:

During the six months ended June 30, 2023, we recorded fair value decreases with respect to: (i) office properties in our commingled funds due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland because of increased interest rates leading to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and write down of our investment in Zonda due to decrease in operations. These fair value decreases were offset by (i) fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating. Gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019) and the resyndication of a property and the sale of retail units at one of its properties; (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar.

During the six months ended June 30, 2023, we recorded a $18.4 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in performance allocations on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with an investment held by such fund. There is no performance allocation structure relating to our investment in VHH.

During the six months ended June 30, 2022, we recorded a slight reduction in real estate fair values, including the impact of foreign currency exchange rates. Such decreases, however, were more than offset by the fair value gains that we recorded on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market.

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
Expenses
Co-Investment Portfolio expenses decreased to $24.7 million for the six months ended June 30, 2023 as compared to $42.7 million during the prior period. The decrease compared to the prior period was primarily due to the Co-Investment segment had lower compensation allocated in the current period as it had significantly lower fair value gains and performance allocations in the current year as compared to the prior period.
    Corporate
Expenses decreased to $29.4 million for the six months ended June 30, 2023 as compared to $30.2 million for the six months ended June 30, 2022 due to lower discretionary bonus compensation expense for the six months ended June 30, 2023.
    Interest expense was $50.1 million for the six months ended June 30, 2023 as compared to $44.0 million for the same period in 2022. For the six months ended June 30, 2023 we had higher corporate debt balances outstanding due to higher average balance drawn on the line of credit. Additionally, the interest rate of our line of credit was higher for the six months ended June 30, 2023 as compared to the same period in 2022 which also contributed to the increase in interest expense.
Other income increased to $9.3 million for the six months ended June 30, 2023 as compared to $3.5 million for the same period in 2022. We recorded mark to market fair value gains on interest rate caps that the Company bought to hedge its variable rate interest rate exposure during six months ended June 30, 2023.

Our income tax expense was $6.4 million for the six months ended June 30, 2023 as compared to income tax expense of $8.6 million for the same period in 2022. The decrease in income tax expense is primarily attributable to a $22.7 million decrease in worldwide pre-tax book income in 2023 as compared to the same period in the prior year. Our effective tax rate for the six months ended June 30, 2023 was 25.7% as compared to an effective tax rate of 18.0% for the same period in 2022. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and non-deductible interest expense in the United Kingdom. During the six months ended June 30, 2023, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased as a result of KWE realizing higher tax losses than book losses on the disposition of real estate and from book unrealized foreign currency gains and fair value gains not recognized for tax. The effective tax rate for 2023 is above the statutory tax rate due to tax expense recorded for non-deductible executive compensation in the United States and non-deductible interest expense in the United Kingdom.

    Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.8)	$25.8
Unrealized foreign currency translation gains (losses), net of noncontrolling interests and tax	24.9	(85.9)
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	5.2	30.1
Unrealized gain on interest rate swaps	—	3.9
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$28.3	$(26.1)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the six months ended June 30, 2023 and 2022 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2023	2022
Euro	1.9%	(7.9)%
GBP	5.0%	(10.0)%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the six months ended June 30, 2023 and 2022 was income of $28.3 million and loss of $26.1 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the euro and the GBP strengthening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments as the euro weakened against the GBP. These hedge gains were offset by losses on hedges that the Company has on its GBP denominated investments. In the prior period, the Company also had interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes. For the six months ended June 30, 2023, the Company has not designated any of its interest rate swaps and changes in fair value have gone through other income as opposed to other comprehensive income.
Liquidity and Capital Resources
    Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, loan draws (particularly on our construction loan business), capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, asset sales, borrowings under our revolving line of credit, sales of equity (common and preferred) and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Also, in May 2022, we established an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the six months ended June 30, 2023, the Company issued 1.7 million shares at a weighted average price of $18.07 per share for gross proceeds of $30.0 million under our ATM Program. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of June 30, 2023, we and our consolidated subsidiaries had $387.0 million ($117.6 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $113.8 million and had $350.9 million of availability under our revolving credit facility ($149.1 million outstanding as of June 30, 2023). As of June 30, 2023, we have $52.8 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties or on our loan investments.
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
As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, ongoing issues affecting regional and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. In addition to such market conditions, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In October of 2022, S&P placed us on negative CreditWatch due to a slowdown in investment transaction activity leading to elevated leverage and in February 2023, S&P downgraded us to ‘BB’ from ‘BB+’ and maintained their negative CreditWatch. Additionally, S&P downgraded the KWE Notes to ‘BB+’ from ‘BBB-’ and the KWI Notes to ‘BB-’ from ‘BB’. These ratings and downgrades thereof may impact our ability to access the debt market in the future at desired terms or at all. Please also see Part I. Item 1A. Risk Factors.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of June 30, 2023, we had 2,220 multifamily units and 0.4 million commercial rentable square feet we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $803 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of June 30, 2023, we had incurred $612 million of costs to date and expect to spend an additional $219 million to develop to completion or complete the entitlement process on these projects. Of the $219 million of remaining costs to complete, we currently expect $48 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 2,189 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $20.7 million in cash from paid developer fees and proceeds from the sale of tax credits.

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

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Ireland(3)	Multifamily	Coopers Cross(6)	Under Construction	2023	2024	—	471	$131	$123	$8
Ireland(3)	Multifamily	Grange(6)	Under Construction	2023	2024	7,000	287	76	70	6
Nor. California	Multifamily	38° North Phase II(5)	Under Construction	2023	2024	—	172	73	45	28
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2025	395,000	—	163	138	25
Mountain West	Multifamily	Dovetail(5)	Under Construction	2024	2024	—	240	56	46	10
Mountain West	Multifamily	Oxbow(6)	Under Construction	2024	2024	—	268	41	32	9
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2024	2024	—	210	60	30	30
Nor. California	Multifamily	38° North Phase III(5)	Under Construction	2024	2024	—	30	13	1	12
Ireland(3)	Mixed-Use	The Cornerstone(6)	Under Construction	2024	2025	20,000	232	70	53	17
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	2025	—	310	120	46	74
So. California	Multifamily	Gateway @ The Oaks(5)	In Planning	TBD	TBD	—	TBD	TBD	10	TBD
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	—	TBD	TBD	18	TBD
	Total					422,000	2,220	$803	$612	$219
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $48 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.00 = $1.09 USD, and £1.00 = $1.27 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have seven assets that comprise 0.9 million commercial square feet and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $45.7 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Hotel Rooms	Leased %	KW Est. Costs to Complete(1)

The Oaks	Consolidated	Southern California	Office	100%	1	357,000	—	83	$5.5
The Heights Building 4	Co-Investment	United Kingdom(2)	Office	51%	1	80,000	—	40	—
Kona Village	Co-Investment	Hawaii	Hotel	50%	1	—	150	—	15.1
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	—
Hamilton Landing H4 & H7	Consolidated	Northern California	Office	100%	1	118,000	—	34	7.3
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	—	34	17.8
		Total Lease-Up			7	890,000	150	52%	$45.7
Note: The table above excludes minority-held investments and two wholly-owned assets expected to sell, totaling 405 multifamily units and 0.8 million commercial sq. ft
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.09 USD, and £1.00 = $1.27 USD related to NOI.

    In addition to our development, redevelopment and stabilization initiatives we regularly implement a value-add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value-add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments, but they are a key driver in our ability to increase net operating income at our properties post-acquisition.
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of June 30, 2023, we had $131.4 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the six months ended June 30, 2023 and 2022 the Company recorded $5.3 million and $5.0 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the six months ended June 30, 2023 and 2022, the Company recorded $0.5 million and $9.8 million, respectively related to this program.

The Company also recently implemented a global employee co-investment program (the “Co-Investment Program”). The named executive officers are not participants of the Co-Investment Program. Under the Co-Investment Program, certain employees are provided the opportunity to invest alongside the Company in its investments (in all future investments and certain recently acquired transactions). The amount of funds that the employees, as a group, can invest in the Company’s investments is capped at 1.5% of the Company’s equity. Participants in the Co-Investment Program will make commitments to the program every year. Generally (with certain exceptions), participants in the Co-Investment Program will invest in every investment made by the Company (investments that such employee has an active role in acquiring and managing) in the applicable year.
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(2.3)	$(21.5)
Net cash used in investing activities	(59.8)	(475.4)
Net cash provided by financing activities	5.1	460.1
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $2.3 million and $21.5 million for the six months ended June 30, 2023 and 2022, respectively. The change was due to the timing of collections on receivables as well as payment of items like insurance and leasing commissions. We also received a $7.3 million fee for the arrangement of the Construction Loan Portfolio in the six months ended June 30, 2023.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash used in investing activities totaled $59.8 million for the six months ended June 30, 2023. We received $174.1 million from the sale of equity interests in three multifamily properties in the Western United States to equity partners and from non-core retail assets in the United Kingdom and Western United States . We received $46.5 million in investing distributions from our co-investments primarily from resyndications and refinancings at VHH and the sale of assets in our commingled funds primarily in the United Kingdom. The acquisition for the Loan Portfolio from Pacific Western Bank, loan draws and our share of new loans issued as part of our bridge debt platform totaled $106.3 million. We received $11.9 million of proceeds from repayments on loans issued. We spent $93.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $93.8 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $5.1 million for the six months ended June 30, 2023. We received $198.0 million of net proceeds from the issuance of preferred stock and warrants to Fairfax as described above. The Company received net proceeds of $30.0 million from the issuance of common shares under its ATM program. We drew $50.0 million on our revolving line of credit and repaid $185.0 million on our revolving line of credit during the six months ended June 30, 2023. Kennedy Wilson received proceeds of $336.0 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $319.9 million of mortgage debt. During the six months ended June 30, 2023, we paid common dividends of $69.1 million and preferred dividends of $15.7 million and we repurchased $13.4 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At June 30, 2023, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,902.5	$143.6	$1,020.1	$622.6	$1,116.2
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	149.1	—	149.1	—	—
KWE Unsecured bonds(4) (5)	518.3	—	518.3	—	—
Total borrowings	5,369.9	143.6	1,687.5	622.6	2,916.2
Operating leases	10.9	0.6	2.2	2.3	5.8
Ground leases(8)	30.8	0.1	0.5	0.5	29.7
Total contractual cash obligations(7)	$5,411.6	$144.3	$1,690.2	$625.4	$2,951.7
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $81.6 million; 1-3 years - $398.7 million; 4-5 years - $117.8 million; After 5 years - $123.5 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2023.
(2) Excludes $0.8 million of net unamortized debt discount on mortgage debt.
(3) Excludes $3.3 million of net unamortized debt premium on senior notes.
(4) Excludes $36.5 million of unamortized loan fees.
(5) Excludes $1.2 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $0.7 million; 1-3 years - $2.7 million; 4-5 years - $2.8 million; After 5 years - $35.5 million.
(7) Table above excludes $241.0 million unfulfilled capital commitments to our unconsolidated and fund investments and $100.5 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.6 million, $600.0 million and $601.7 million at June 30, 2023.
    KWE Notes
    As of June 30, 2023, KWE has notes outstanding ("KWE Notes") of $518.3 million (based on June 30, 2023 rates), have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.
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

    The Company has $149.1 million outstanding on the Second A&R Facility with $350.9 million available to be drawn as of June 30, 2023.
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
    The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things (including the limitations set forth in the preceding paragraph) requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2023, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of June 30, 2023, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
    As of June 30, 2023, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of June 30, 2023, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $139.9 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of June 30, 2023, we had unfulfilled capital commitments totaling $241.0 million to our joint venture investments and $100.5 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $77.9 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and six months ended June 30, 2023 dated back through 2019.

	Three Months Ended June 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net income (loss)	$47.3	$(0.9)	$221.2	$(39.1)	$141.2
Non-GAAP Adjustments
Add back:
Interest expense	66.0	53.2	44.5	50.4	55.7
Loss on early extinguishment of debt	1.7	1.1	23.8	1.3	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	23.3	15.1	8.9	9.1	7.4
Depreciation and amortization	40.1	43.3	41.7	45.3	46.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	0.9	1.4	1.8	2.2
Provision for (benefit from) from income taxes	10.3	0.4	64.9	(3.2)	20.9
Share-based compensation	7.3	7.3	7.3	8.3	7.2
EBITDA attributable to noncontrolling interests	(1.7)	(2.0)	(3.5)	(1.1)	(93.4)
Adjusted EBITDA(1)	$195.1	$118.4	$410.2	$72.8	$187.4
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net income (loss)	$18.6	$39.1	$219.6	$(45.0)	$142.8
Non-GAAP Adjustments
Add back:
Interest expense	128.3	103.7	96.1	99.2	111.0
Loss on early extinguishment of debt	1.6	1.1	38.6	1.3	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	43.1	26.4	16.8	17.2	15.9
Depreciation and amortization	79.5	86.6	86.1	90.8	95.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.6	2.0	3.1	3.5	4.3
Provision for income taxes	6.4	8.6	67.6	2.5	24.9
Kennedy Wilson's share of taxes included in unconsolidated investments	0.2	—	—	1.1	—
Share-based compensation	14.4	14.4	15.0	16.9	17.6
EBITDA attributable to noncontrolling interests	(7.7)	(3.4)	(5.1)	(2.7)	(104.3)
Adjusted EBITDA(1)	$286.0	$278.5	$537.8	$184.8	$307.5
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net income (loss)	$47.3	$(0.9)	$221.2	$(39.1)	$141.2
Non-GAAP adjustments:
Add back:
Depreciation and amortization	40.1	43.3	41.7	45.3	46.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	0.9	1.4	1.8	2.2
Share-based compensation	7.3	7.3	7.3	8.3	7.2
Preferred dividends	(8.4)	(7.8)	(4.3)	(4.3)	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(1.1)	(1.4)	(2.7)	—	(91.7)
Adjusted Net Income(1)	$86.0	$41.4	$264.6	$12.0	$105.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net income (loss)	$18.6	$39.1	$219.6	$(45.0)	$142.8
Non-GAAP adjustments:
Add back:
Depreciation and amortization	79.5	86.6	86.1	90.8	95.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.6	2.0	3.1	3.5	4.3
Share-based compensation	14.4	14.4	15.0	16.9	17.6
Preferred dividends	(16.3)	(13.1)	(8.6)	(8.6)	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(6.5)	(2.2)	(3.6)	(0.8)	(101.1)
Adjusted Net Income(1)	$91.3	$126.8	$311.6	$56.8	$158.9
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2023	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$47.3	$(1.4)	$18.6	$4.3
Add: Provision for income taxes	10.3	—	6.4	0.2
Less: Income from unconsolidated investments	1.4	—	(4.3)	—
Less: Gain on sale of real estate, net	(89.0)	—	(108.2)	—
Add: Interest expense	66.0	23.1	128.3	43.0
Add: Loss on early extinguishment of debt	1.7	—	1.6	—
Less: Other (income) loss	(24.3)	—	(21.3)	5.6
Less: Sale of real estate	—	(10.5)	—	(10.5)
Less: Investment management and property services	(19.7)	7.7	(31.0)	18.4
Less: Loans	(4.7)	—	(8.4)	—
Add: Cost of real estate sold	—	5.8	—	5.8
Add: Compensation and related	29.7	—	53.2	—
Add: Share-based compensation	7.3	—	14.4	—
Add: Performance allocation expense	(1.1)	—	0.5	—
Add: General and administrative	8.7	—	17.1	—
Add: Depreciation and amortization	40.1	0.8	79.5	1.6
Less: Fair value adjustments	—	16.2	—	14.8
Less: NCI adjustments	(2.0)	—	(3.9)	—
Net Operating Income	$71.7	$41.7	$142.5	$83.2

2022	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(0.9)	$30.7	$39.1	$136.1
Add: Provision for income taxes	0.4	—	8.6	—
Less: Income from unconsolidated investments	(30.7)	—	(136.1)	—
Less: Gain on sale of real estate, net	(11.9)	—	(13.8)	—
Add: Interest expense	53.2	15.2	103.7	26.5
Add: Loss on early extinguishment of debt	1.1	—	1.1	—
Less: Other (income) loss	(3.6)	3.3	(9.4)	9.3
Less: Sale of real estate	—	(27.1)	—	(35.1)
Less: Loans	(2.7)	—	(5.0)	—
Less: Investment management and property services	(11.4)	8.7	(23.1)	(18.5)
Add: Cost of real estate sold	—	22.7	—	28.4
Add: Compensation and related	26.5	—	55.5	—
Add: Share-based compensation	7.3	—	14.4	—
Add: Performance allocation expense	(2.0)	—	9.8	—
Add: General and administrative	9.4	—	17.3	—
Add: Depreciation and amortization	43.3	0.9	86.6	2.0
Less: Fair value adjustments	—	(14.6)	—	(70.2)
Less: NCI adjustments	(1.7)	—	(3.0)	—
Net Operating Income	$76.3	$39.8	$145.7	$78.5

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$221.2	$52.4	$219.6	$70.8
Add: Provision for income taxes	64.9	—	67.6	—
Less: Income from unconsolidated investments	(52.4)	—	(70.8)	—
Less: Gain on sale of real estate, net	(328.5)	3.1	(402.0)	3.1
Add: Interest expense	44.5	8.8	96.1	16.7
Add: Loss on early extinguishment of debt	23.8	—	38.6	—
Add: Other loss	0.7	—	4.0	7.5
Less: Sale of real estate	—	2.6	—	(19.1)
Less: Loans	(2.2)	(0.5)	(3.8)	—
Less: Investment management and property services	(9.3)	(16.1)	(17.4)	(15.7)
Add: Cost of real estate sold	—	1.1	—	17.0
Add: Compensation and related	41.1	—	68.0	—
Add: Share-based compensation	7.3	—	15.0	—
Add: Performance allocation expense	0.2	—	0.3	—
Add: General and administrative	9.0	—	15.8	—
Add: Depreciation and amortization	41.7	1.5	86.1	3.3
Less: Fair value adjustments	—	(25.9)	—	(30.2)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$60.6	$27.0	$113.8	$53.4

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(39.1)	$19.2	$(45.0)	$30.1
Add: (Benefit from income taxes) provision for income taxes	(3.2)	—	2.5	1.0
Less: Income from unconsolidated investments	(19.2)	—	(30.1)	—
Less: (Gain) loss on sale of real estate, net	0.5	—	(43.7)	0.6
Add: Interest expense	50.4	9.0	99.2	17.3
Add: Loss on early extinguishment of debt	1.3	—	1.3	—
Add: Other loss	1.5	1.8	2.2	4.8
Less: Sale of real estate	—	(0.8)	—	(2.8)
Less: Loans	(0.2)	—	(0.2)	—
Less: Investment management and property services	(7.9)	0.2	(16.3)	1.2
Add: Cost of real estate sold	—	1.3	—	3.8
Add: Compensation and related	19.0	—	41.7	—
Add: Share-based compensation	8.3	—	16.9	—
Add: Performance allocation expense	0.1	—	0.2	—
Add: General and administrative	8.0	—	17.5	—
Add: Depreciation and amortization	45.3	1.7	90.8	3.4
Less: Fair value adjustments	—	(9.6)	—	(6.7)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$63.4	$22.8	$133.7	$52.7

2019	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$141.2	$5.9	$142.8	$47.6
Add: Provision for income taxes	20.9	—	24.9	—
Less: Income from unconsolidated investments	(5.9)	—	(47.6)	—
Less: Gain on sale of real estate, net	(211.2)	—	(246.1)	(2.4)
Add: Interest expense	55.7	7.7	111.0	16.3
Add: Other (income) loss	(0.1)	5.1	4.2	2.2
Less: Sale of real estate	—	(10.0)	(1.1)	(15.4)
Less: Investment management and property services	(8.9)	(5.2)	(17.7)	(7.4)
Add: Cost of real estate sold	—	8.2	1.2	14.2
Add: Compensation and related	29.8	—	54.7	—
Add: Share-based compensation	7.2	—	17.6	—
Add: General and administrative	10.9	—	21.8	—
Add: Depreciation and amortization	46.2	2.2	95.3	4.3
Less: Fair value adjustments	—	5.6	—	(23.4)
Less: NCI adjustments	(2.9)	—	(6.1)	—
Net Operating Income	$82.9	$19.5	$154.9	$36.0

	June 30, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$171.1	$—	$215.9	$387.0
Real estate	4,982.0	—	—	4,982.0
Unconsolidated Investments	—	2,320.9	—	2,320.9
Loan purchases and originations	—	244.1	—	244.1
Accounts receivable and other assets	141.1	—	118.8	259.9
Total Assets	$5,294.2	$2,565.0	$334.7	$8,193.9

Accounts payable and accrued expenses	156.4	—	502.2	658.6
Mortgage debt	2,887.0	—	—	2,887.0
KW unsecured debt	—	—	1,931.3	1,931.3
KWE bonds	516.4	—	—	516.4
Total Liabilities	3,559.8	—	2,433.5	5,993.3

Equity	1,734.4	2,565.0	(2,098.8)	2,200.6
Total liabilities and equity	$5,294.2	$2,565.0	$334.7	$8,193.9

	December 31, 2022
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$316.7	$—	$122.6	$439.3
Real estate	5,188.1	—	—	5,188.1
Unconsolidated Investments	—	2,238.1	—	2,238.1
Loan purchases and originations	—	149.4	—	149.4
Accounts receivable and other assets	135.1	—	121.8	256.9
Total Assets	$5,639.9	$2,387.5	$244.4	$8,271.8

Accounts payable and accrued expenses	156.6	—	517.8	674.4
Mortgage debt	3,018.0	—	—	3,018.0
KW unsecured debt	—	—	2,062.6	2,062.6
KWE bonds	506.4	—	—	506.4
Total Liabilities	3,681.0	—	2,580.4	6,261.4

Equity	1,958.9	2,387.5	(2,336.0)	2,010.4
Total liabilities and equity	$5,639.9	$2,387.5	$244.4	$8,271.8
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$106.6	$106.6	$109.3	$109.3
Hotel Revenues	15.5	15.5	12.7	12.7
Rental (Expenses)	—	(38.7)	—	(36.4)
Hotel (Expenses)	—	(9.7)	—	(7.6)
Consolidated Total	122.1	73.7	122.0	78.0
Less: NCI adjustments (1)	(3.2)	(1.9)	(3.1)	(2.0)
Add: Unconsolidated investment adjustments (2)	44.7	31.9	42.5	30.9
Add: Straight-line and above/below market rents	(0.4)	(0.4)	(0.9)	(0.9)
Less: Reimbursement of recoverable operating expenses	(8.6)	—	(6.4)	—
Less: Properties bought and sold (3)	(7.3)	(3.7)	(11.0)	(8.2)
Less: Other properties excluded (4)	(27.4)	(12.9)	(26.4)	(13.9)
Other Reconciling Items (5)	(1.3)	(1.0)	(0.7)	0.9
Same Property	$118.6	$85.7	$116.0	$84.8

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$32.0	$27.5	$32.4	$27.9
Multifamily Market Rate Portfolio - Same Property	72.6	48.8	70.7	48.0
Multifamily Affordable Portfolio - Same Property	14.0	9.4	12.9	8.9
Same Property	$118.6	$85.7	$116.0	$84.8

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Rental Revenues	$213.2	$213.2	$213.5	$213.5
Hotel Revenues	26.1	26.1	19.2	19.2
Rental (Expenses)	—	(75.3)	—	(72.1)
Hotel (Expenses)	—	(17.6)	—	(11.9)
Consolidated Total	239.3	146.4	232.7	148.7
Less: NCI adjustments (1)	(6.2)	(3.7)	(6.0)	(3.6)
Add: Unconsolidated investment adjustments (2)	82.2	58.7	77.5	56.4
Add: Straight-line and above/below market rents	(0.9)	(0.9)	(1.9)	(1.9)
Less: Reimbursement of recoverable operating expenses	(16.1)	—	(13.5)	—
Less: Properties bought and sold (3)	(18.5)	(12.2)	(20.0)	(15.2)
Less: Other properties excluded (4)	(49.7)	(23.2)	(47.6)	(24.5)
Other Reconciling Items (5)	(0.7)	0.9	(1.2)	1.0
Same Property	$229.4	$166.0	$220.0	$160.9

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Office - Same Property	$62.1	$53.8	$61.1	$52.7
Multifamily Market Rate Portfolio - Same Property	140.9	94.6	134.7	91.5
Multifamily Affordable Portfolio - Same Property	26.4	17.6	24.2	16.7
Same Property	$229.4	$166.0	$220.0	$160.9
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
(4) Represents properties excluded from the same property population that were not stabilized during the applicable periods, as well as retail properties.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2023, 76% of our consolidated level debt is fixed rate, 24% is floating rate with interest caps and 0% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $1.3 million increase in interest expense or $1.8 million of interest expense savings during 2023 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.37% and approximately 1.7 years, respectively, as of June 30, 2023.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2023. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2023. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	As of June 30, 2023
Interest rate sensitive assets
Cash and cash equivalents	$387.0	$—	$—	$—	$—	$—	$387.0	$387.0
Average interest rate	2.18%	—%	—%	—%	—%	—%	2.18%	—
Fixed rate receivables	3.2	4.0	8.8	—	2.0	6.1	24.1	22.2
Average interest rate (1)	10.33%	4.03%	6.89%	—%	10.00%	6.49%	6.00%	—
Variable rate receivables	67.4	63.1	78.7	10.1	0.7	—	220.0	220.0
Average interest rate	10.47%	11.00%	9.97%	10.53%	7.36%	—%	3.39%	—
Total	$457.6	$67.1	$87.5	$10.1	$2.7	$6.1	$631.1	$629.2
Weighted average interest rate	3.46%	10.59%	9.66%	10.53%	9.33%	6.49%	2.75%
Interest rate sensitive liabilities
Variable rate borrowings	$73.0	$143.8	$273.7	$369.3	$194.7	$233.2	$1,287.7	$1,268.3
Average interest rate	5.80%	6.00%	6.55%	6.85%	7.56%	6.58%	6.69%	—
Fixed rate borrowings	66.9	38.7	667.0	180.8	181.5	2,947.3	4,082.2	3,481.0
Average interest rate	2.95%	3.99%	3.33%	3.49%	3.89%	4.42%	4.15%	—
Total	$139.9	$182.5	$940.7	$550.1	$376.2	$3,180.5	$5,369.9	$4,749.3
Weighted average interest rate	4.44%	5.57%	4.27%	5.74%	5.79%	4.58%	4.76%
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
    Approximately 38% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of June 30, 2023, we have hedged 93% of the net asset carrying value of our euro denominated investments and 91% of the net asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $22.3 million or decrease by $23.5 million, respectively. If rates increase or decrease by 10% we would have an increase of $43.7 million and a decrease of $48.3 million, respectively.
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
Item 1A.    Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
April 1 - April 30, 2023	—	$—	24,167,472	$131,389,271
May 1 - May 31, 2023	—	—	24,167,472	131,389,271
June 1 - June 30, 2023	—	—	24,167,472	131,389,271
Total	—		24,167,472	$131,389,271
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 6.Exhibits

Exhibit No.	Description	Location

3.1	Certificate of Designations Establishing the 6.00% Series C Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on June 16, 2023

4.1	Registration Rights Agreement by and between Kennedy-Wilson Holdings, Inc. and the other signatories thereto dated June 16, 2023.	Filed herewith

4.2	Warrant Agreement by and between Kennedy-Wilson Holdings, Inc., and the other signatories thereto dated June 16, 2023.	Filed herewith

10.1	Securities Purchase Agreement, dated as of June 4, 2023 between the registrant and the purchasers named therein.	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.'s current report on Form 8-K (File No. 001-33824) filed on June 5, 2023

10.2	Amendment No. 1 to the Securities Purchase Agreement, dated as of June 16, 2023, by and among Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed herewith

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 12, 2023, by and among Company, Kennedy-Wilson, Inc., the subsidiaries of the Company party thereto, the lenders party thereto, the letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent.
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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 3, 2023	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)