Form 10-Q
period 2023-09-30
Kennedy-Wilson Holdings, Inc.
filed 2023-11-02
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of October 31, 2023 was 139,390,837.

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
Non-GAAP Measures and Certain Definitions

    In addition to the results reported in accordance with U.S. generally accepted accounting principles ("GAAP") included within this report, Kennedy Wilson has provided certain information, which includes non-GAAP financial measures (including Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA"), Adjusted Net Income (Loss) and Net Operating Income, as defined below). Such information is reconciled to its closest GAAP measure in accordance with the rules of the SEC, and such reconciliations are included within this report. These measures may contain cash and non-cash gains and expenses and gains and losses from the sale of real-estate related investments. Consolidated non-GAAP measures discussed throughout this report contain income or losses attributable to non-controlling interests. Management believes that these non-GAAP financial measures are useful to both management and Kennedy Wilson's shareholders in their analysis of the business and operating performance of the Company. Management also uses this information for operational planning and decision-making purposes. Non-GAAP financial measures are not and should not be considered a substitute for any GAAP measures. Additionally, non-GAAP financial measures as presented by Kennedy Wilson may not be comparable to similarly titled measures reported by other companies.
    “Adjusted EBITDA” represents net income before interest expense, loss (gain) on early extinguishment of debt, the Company's share of interest expense included in unconsolidated investments, depreciation and amortization, the Company's share of depreciation and amortization included in unconsolidated investments, provision for (benefit from) income taxes, the Company's share of taxes included in unconsolidated investments, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. The Company's management uses Adjusted EBITDA to analyze its business because it adjusts net income for items the Company believes do not accurately reflect the nature of its business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, the Company believes Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of the Company's results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing its operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, the Company's presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in the Company's debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and the Company's ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
i

    “Adjusted Net Income (Loss)” represents net income (loss) before depreciation and amortization, the Company's share of depreciation and amortization included in unconsolidated investments, share-based compensation, and excluding net income attributable to noncontrolling interests, before depreciation and amortization and preferred dividends. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Adjusted Net Income to net income as reported under GAAP. The Company's management uses Adjusted Net Income to analyze its business because it adjusts net income for items the Company believes do not accurately reflect the nature of its business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, the Company believes Adjusted Net Income is useful to investors to assist them in getting a more accurate picture of the Company's results from operations. However, Adjusted Net Income is not a recognized measurement under GAAP and when analyzing its operating performance, readers should use Adjusted Net Income in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, the Company's presentation of Adjusted Net Income may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted Net Income is not intended to be a measure of free cash flow for management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments.

“Cap rate” represents the net operating income of an investment for the year preceding its acquisition or disposition, as applicable, divided by the purchase or sale price, as applicable. Capitalization ("Cap") rates discussed in this report only include data from income-producing properties. The Company calculates cap rates based on information that is supplied to it during the acquisition diligence process. This information is not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in the Company's financial statements prepared in accordance with GAAP. In addition, cap rates represent historical performance and are not a guarantee of future net operating income ("NOI"). Properties for which a cap rate is discussed may not continue to perform at that cap rate.

“Co-Investment Portfolio NOI” refers to the Company's share of NOI that is generated from the properties in which the Company has an ownership interest and that are held in the Company's Co-Investment Portfolio business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Co-Investment Portfolio NOI to net income as reported under GAAP.
    “Consolidated Portfolio NOI” refers to the NOI that is generated from the properties that the Company has an ownership interest in and are held in the Company's Consolidated Portfolio business segment. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Consolidated Portfolio NOI to net income as reported under GAAP.
"Equity partners" refers to non-wholly-owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP and third-party equity providers.
"Fee Bearing Capital" represents total third-party committed or invested capital that the Company manages in its joint-ventures, commingled funds and debt platform that entitle the Company to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable.
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
    “KWE” refers to Kennedy Wilson Europe Real Estate Limited.
    "Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting certain property expenses from property revenues. The Company's management uses net operating income to assess and compare the performance of its properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of the Company's properties resulting from its value-add initiatives or changing market conditions. Management believes that net operating income reflects the core revenues and costs of operating its properties and is better suited to evaluate trends in occupancy and lease rates. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Net Operating Income to net income as reported under GAAP.
    "Noncontrolling interests" represents the portion of equity ownership in a consolidated subsidiary not attributable to Kennedy Wilson.
ii

“Performance allocations” relates to allocations to the Company of Kennedy Wilson's co-investments it invests in and manages based on the cumulative performance of the fund or investment vehicle, as applicable, and are subject to preferred return thresholds of the limited partners.

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
"Real Estate Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which the Company provides (or participates in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. AUM is principally intended to reflect the extent of the Company's presence in the real estate market, not the basis for determining management fees. AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly-owned by the Company or held by joint ventures and other entities in which its sponsored funds or investment vehicles and client accounts have invested. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears). Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.

    “Same property” refers to stabilized consolidated and unconsolidated properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared. This analysis excludes properties that during the comparable periods (i) were acquired, (ii) were sold, (iii) are either under development or undergoing lease up or major repositioning as part of the Company’s asset management strategy, (iv) were investments in which the Company holds a minority ownership position, and (v) certain non-recurring income and expenses. The analysis only includes Office, Multifamily and Hotel properties, where applicable. To derive an appropriate measure of operating performance across the comparable periods, the Company removes the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods. Amounts are calculated using Kennedy Wilson’s ownership share in the Company’s consolidated and unconsolidated properties. Management evaluates the performance of the operating properties the Company owns and manages using a “same property” analysis because the population of properties in this analysis is consistent from period to period, which allows management and investors to analyze (i) the Company’s ongoing business operations and (ii) the revenues and expenses directly associated with owning and operating the Company’s properties and the impact to operations from trends in occupancy rates, rental rates and operating costs. Same property metrics are widely recognized measures in the real estate industry, however, other publicly-traded real estate companies may not calculate and report same property results in the same manner as the Company. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of “same property” results to the most comparable measure reported under GAAP.
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$330.9	$439.3
Accounts receivable, net (including $15.4 and $13.9 of related party)	47.4	40.8
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $922.1 and $882.2)	4,849.6	5,188.1
Unconsolidated investments (including $2,089.2 and $2,093.7 at fair value)	2,232.7	2,238.1
Loan purchases and originations, net of allowance for credit losses	238.0	149.4
Other assets, net	211.7	216.1
Total assets(1)	$7,910.3	$8,271.8

Liabilities
Accounts payable	$14.0	$16.2
Accrued expenses and other liabilities	593.1	658.2
Mortgage debt	2,821.2	3,018.0
KW unsecured debt	1,928.9	2,062.6
KWE unsecured bonds	500.8	506.4
Total liabilities(1)	5,858.0	6,261.4

Equity
Series A cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of September 30, 2023 and December 31, 2022, Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of September 30, 2023 and December 31, 2022 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 200,000 shares outstanding as of September 30, 2023.	790.5	592.5
Common stock, $0.0001 par value per share, 200,000,000 authorized, 139,390,837 and 137,790,768 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,717.7	1,679.5
(Accumulated deficit) retained earnings	(72.3)	122.1
Accumulated other comprehensive loss	(427.3)	(430.1)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	2,008.6	1,964.0
Noncontrolling interests	43.7	46.4
Total equity	2,052.3	2,010.4
Total liabilities and equity	$7,910.3	$8,271.8

(1) The assets and liabilities as of September 30, 2023 include $155.8 million (including cash held by consolidated investments of $5.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $120.5 million) and $76.0 million (including investment debt of $52.6 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2022 include $169.8 million (including cash held by consolidated investments of $6.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $137.8 million) and $82.4 million (including investment debt of $51.2 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rental	$102.4	$110.9	$315.6	$324.4
Hotel	16.6	14.0	42.7	33.2
Investment management fees (includes $15.1, $11.2, $37.8, $33.5 of related party fees)	15.5	11.2	45.6	33.5
Loan	6.1	3.0	14.5	8.0
Other	0.7	0.5	1.6	1.3
Total revenue	141.3	139.6	420.0	400.4

(Loss) income from unconsolidated investments
Principal co-investments	(56.1)	30.3	(33.4)	147.9
Performance allocations	(17.9)	(18.0)	(36.3)	0.5
Total (loss) income from unconsolidated investments	(74.0)	12.3	(69.7)	148.4

Gain on sale of real estate, net	30.4	37.0	138.6	50.8

Expenses
Rental	38.4	38.6	113.7	110.7
Hotel	9.8	8.6	27.4	20.5
Compensation and related (including $7.3, $7.3, $21.7, $21.7 of share-based compensation)	31.1	33.8	98.7	103.7
Performance allocation compensation	(6.0)	(6.6)	(5.5)	3.2
General and administrative	8.4	9.2	25.5	26.5
Depreciation and amortization	38.8	46.1	118.3	132.7
Total expenses	120.5	129.7	378.1	397.3
Interest expense	(64.2)	(57.1)	(192.5)	(160.8)
Loss on early extinguishment of debt	—	(1.3)	(1.6)	(2.4)
Other income	3.2	36.7	24.5	46.1
(Loss) income before benefit from (provision for) income taxes	(83.8)	37.5	(58.8)	85.2
Benefit from (provision for) income taxes	19.7	(13.9)	13.3	(22.5)
Net (loss) income	(64.1)	23.6	(45.5)	62.7
Net (income) loss attributable to the noncontrolling interests	(17.3)	0.7	(21.4)	0.5
Preferred dividends	(10.8)	(7.9)	(27.1)	(21.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(92.2)	$16.4	$(94.0)	$42.2
Basic (loss) earnings per share
(Loss) earnings per share	$(0.66)	$0.12	$(0.67)	$0.31
Weighted average shares outstanding	139,391,316	136,840,874	138,914,964	136,832,102
Diluted (loss) earnings per share
(Loss) earnings per share	$(0.66)	$0.12	$(0.67)	$0.31
Weighted average shares outstanding	139,391,316	137,078,495	138,914,964	137,136,352
Dividends declared per common share	$0.24	$0.24	$0.72	$0.72

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(64.1)	$23.6	$(45.5)	$62.7
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(32.2)	(61.4)	(6.4)	(149.7)
Amounts reclassified from AOCI	—	(0.8)	—	(0.8)
Unrealized foreign currency derivative contracts gain	4.7	29.9	9.9	60.0
Unrealized gain on interest rate swaps	—	1.3	—	5.2
Total other comprehensive (loss) income for the period	(27.5)	(31.0)	3.5	(85.3)

Comprehensive loss	(91.6)	(7.4)	(42.0)	(22.6)
Comprehensive (income) loss attributable to noncontrolling interests	(17.1)	2.3	(22.1)	4.5
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc.	$(108.7)	$(5.1)	$(64.1)	$(18.1)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2023	800,000	$790.5	139,390,837	$—	$1,710.5	$53.4	$(400.0)	$46.2	$2,200.6
At-the-market equity offering program costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(32.0)	(0.2)	(32.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	4.7	—	4.7
Common stock dividends	—	—	—	—	—	(33.5)	—	—	(33.5)
Preferred stock dividends	—	—	—	—	—	(10.8)	—	—	(10.8)
Net (loss) income	—	—	—	—	—	(81.4)	—	17.3	(64.1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19.7)	(19.7)
Balance at September 30, 2023	800,000	$790.5	139,390,837	$—	$1,717.7	$(72.3)	$(427.3)	$43.7	$2,052.3

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2022	600,000	$593.2	137,790,768	$—	$1,665.3	$149.2	$(441.5)	$24.2	$1,990.4
Preferred stock issuance	—	(0.7)	—	—	—	—	—	—	(0.7)
At-the-market equity offering program costs	—	—	—	—	(0.3)	—	—	—	(0.3)
Share-based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(59.8)	(1.6)	(61.4)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.9	—	29.9
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	0.5	—	0.5
Common stock dividends	—	—	—	—	—	(33.1)	—	—	(33.1)
Preferred stock dividends	—	—	—	—	—	(7.9)	—	—	(7.9)
Net income	—	—	—	—	—	24.3	—	(0.7)	23.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.2	4.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9.3)	(9.3)
Balance at September 30, 2022	600,000	$592.5	137,790,768	$—	$1,672.3	$132.5	$(470.9)	$16.8	$1,943.2

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Preferred stock issuance, net of issuance costs	200,000	198.0	—	—	—	—	—	—	198.0
Issuance of common stock, net of issuance costs	—	—	1,690,743	—	29.9	—	—	—	29.9
Restricted stock grants (RSG)	—	—	955,756	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(1,046,430)	—	(13.4)	—	—	—	(13.4)
Share-based compensation	—	—	—	—	21.7	—	—	—	21.7
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(7.1)	0.7	(6.4)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	9.9	—	9.9
Common stock dividends	—	—	—	—	—	(100.4)	—	—	(100.4)
Preferred stock dividends	—	—	—	—	—	(27.1)	—	—	(27.1)
Net (loss) income	—	—	—	—	—	(66.9)	—	21.4	(45.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.0	1.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25.8)	(25.8)
Balance at September 30, 2023	800,000	$790.5	139,390,837	$—	$1,717.7	$(72.3)	$(427.3)	$43.7	$2,052.3

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance, net of issuance costs	300,000	297.3	—	—	—	—	—	—	297.3
At-the-market equity offering program costs	—	—	—	—	(0.7)	—	—	—	(0.7)
Restricted stock grants (RSG)	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(796,756)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(589,317)	—	(9.7)	(2.9)	—	—	(12.6)
Share-based compensation	—	—	—	—	21.7	—	—	—	21.7
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(145.7)	(4.0)	(149.7)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	60.0	—	60.0
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4.4	—	4.4
Common stock dividends	—	—	—	—	—	(99.2)	—	—	(99.2)
Preferred stock dividends	—	—	—	—	—	(21.0)	—	—	(21.0)
Net income	—	—	—	—	—	63.2	—	(0.5)	62.7
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5.6	5.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.6)	(10.6)
Balance at September 30, 2022	600,000	$592.5	137,790,768	$—	$1,672.3	$132.5	$(470.9)	$16.8	$1,943.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(45.5)	$62.7
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate, net	(138.6)	(50.8)
Depreciation and amortization	118.3	132.7
Above/below market and straight-line rent amortization	(5.6)	(6.5)
Uncollectible lease income	4.6	6.5
Accretion of discount on loans receivable	(2.3)	—
Provision for credit losses	2.5	—
(Benefit from) provision for deferred income taxes	(21.0)	11.6
Amortization of deferred loan costs	6.8	6.6
Amortization of discount and accretion of premium on issuance of senior notes and mortgage debt	(1.6)	(0.9)
Unrealized net gain on derivatives	(20.6)	(51.8)
Loss (income) from unconsolidated investments	69.7	(148.4)
Operating distributions from unconsolidated investments	53.5	58.5
Deferred compensation	3.7	12.4
Share-based compensation	21.7	21.7
Change in assets and liabilities:
Accounts receivable	(11.8)	(10.0)
Other assets	(4.6)	(20.7)
Accounts payable, accrued expenses and other liabilities	(31.9)	(28.3)
Net cash used in operating activities	(2.7)	(4.7)
Cash flows from investing activities:
Proceeds from collection of loans receivable	40.8	28.4
Issuance and acquisition of loans receivable, net of discounts	(129.6)	(39.0)
Net proceeds from sale of consolidated real estate	282.6	267.7
Purchases of real estate	—	(408.5)
Capital expenditures to real estate	(146.5)	(109.3)
Proceeds from on settlement of derivative contracts	3.4	87.5
Distributions from unconsolidated investments	49.6	142.0
Contributions to unconsolidated investments	(120.9)	(327.6)
Net cash used in investing activities	(20.6)	(358.8)
Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	198.0	297.3
Borrowings under line of credit	50.0	425.0
Repayment of line of credit	(185.0)	(300.0)
Borrowings under mortgage debt	370.8	383.5
Repayment of mortgage debt	(386.8)	(336.9)
Payment of deferred loan costs	(0.6)	(4.9)
Repurchase and retirement of common stock	(13.4)	(31.2)
Proceeds from issuance of common stock, net of issuance costs	29.9	(0.7)
Common dividends paid	(102.5)	(101.8)
Preferred dividends paid	(23.6)	(18.0)
Contributions from noncontrolling interests	1.0	5.6
Distributions to noncontrolling interests	(25.8)	(10.6)
Net cash (used in) provided by financing activities	(88.0)	307.3
Effect of currency exchange rate changes on cash and cash equivalents	2.9	(48.3)
Net change in cash and cash equivalents(1)	(108.4)	(104.5)
Cash and cash equivalents, beginning of period	439.3	524.8
Cash and cash equivalents, end of period	$330.9	$420.3
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash paid for:
Interest(1)(2)	$177.3	$164.5
Income taxes	16.7	15.2

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	266.5	280.0

(1) $1.9 million and $3.0 million attributable to noncontrolling interests for the nine months ended September 30, 2023 and 2022, respectively.
(2) Excludes $3.8 million and $2.5 million of capitalized interest for the nine months ended September 30, 2023 and 2022, respectively.

    As of September 30, 2023 and December 31, 2022 the Company had $64.8 million and $21.4 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022

Accrued capital expenditures	$6.0	$4.4
Common dividends declared but not paid on common stock	33.5	33.1
Preferred dividends declared but not paid on preferred stock	10.2	6.7

During the nine months ended September 30, 2023, the Company sold a 49% interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company (see gain on sale of real estate in Note 3 for further description of the transaction) and retained a noncontrolling 51% interest in such properties which was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $33.4 million to unconsolidated investments.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company. The Company owns, operates, and invests in real estate and real estate-related assets (including loans secured by real estate) both on its own and through its investment management platform. The Company primarily focuses on multifamily and office properties as well as industrial and debt investments in its Investment Management business in the United States, United Kingdom and Ireland. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio involve ownership of multifamily units, office, retail space and one hotel. The Co-Investment Portfolio segment consists of investments the Company makes with partners in which it receives (i) fees (including, without limitation, asset management fees and construction management fees), (ii) performance allocations and (iii) distributions and profits from its ownership interest in the underlying operations of its co-investments.
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2023 and 2022 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2023. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
    REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees, leasing and commission fees, loan interest income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance allocations and loan interest income, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
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
Interest income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Interest income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments – Credit Losses for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through interest income on the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions. The Company has not identified any specific loans which require a reserve but has established a general reserve for the entire loan platform.
    Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. Under ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, the Company recognizes the entire gain attributed to contributions of real estate properties to unconsolidated entities.
Property services fees are earned from the Company's auction sales and marketing business. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in ASC Topic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
currency movements. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures.
Kennedy Wilson elected the fair value option for 72 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recorded as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of September 30, 2023, the Company has $105.3 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.

    The Company has concluded that performance allocations to the Company from equity method investments, based on cumulative performance to-date, represent carried interests. Consequently, in following the guidance set forth in ASC Topic 606 and ASC Topic 323, these allocations are included as a component of the total income from unconsolidated investments in the accompanying consolidated statements of income.
Performance allocation compensation is recorded in the same period that the related performance allocations are recorded and can be reversed during periods when there is a reversal of performance allocations that were previously recorded. As of September 30, 2023 and December 31, 2022, the Company has $31.9 million and $37.1 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments.

    FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recorded or disclosed at fair value in the financial statements on a recurring basis under the provisions of ASC Topic 820, Fair Value Measurement. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Subtopic 360-10, Property, Plant and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. If certain criteria are met, assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company did not adopt any new accounting standards during the nine months ended September 30, 2023.
    The FASB did not issue any other ASUs during the first nine months of 2023 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(Dollars in millions)	2023	2022
Land	$1,309.0	$1,319.2
Buildings	3,679.7	3,961.9
Building improvements	503.4	494.2
In-place lease values	279.6	295.0
	5,771.7	6,070.3
Less accumulated depreciation and amortization	(922.1)	(882.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,849.6	$5,188.1
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 6.9 years at September 30, 2023.
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
During the nine months ended September 30, 2023, Kennedy Wilson did not acquire any consolidated properties.
    Gain on Sale of Real Estate, Net
During the nine months ended September 30, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $138.6 million. These gains were primarily due to (i) the Company's sale of a 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; (iii) the sale of a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million ($20.1 million of which was at the Company's share) and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States, United Kingdom and Ireland. The gain on sale of real estate, net includes an impairment loss of $13.7 million relating to non-core office and retail buildings in the United Kingdom and Ireland that were marketed for sale during such period.
During the nine months ended September 30, 2022, Kennedy Wilson recognized gains on sale of real estate, net of $50.8 million from the sale of one urban multifamily asset in Western United States, two non-core retail assets in the Mountain West and two non-core UK office assets. The gain on sale of real estate, net includes an impairment loss of $6.7 million relating to non-core office and retail buildings in the United Kingdom and Ireland that are being marketed for sale.
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
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at September 30, 2023:

(Dollars in millions)	Minimum
Rental Revenues(1)
2023 (remainder)	$34.9
2024	129.1
2025	118.7
2026	99.8
2027	78.2
Thereafter	244.6
Total	$705.3
(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases, rental increases that are not fixed and exclude reimbursements of rental expenses.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of September 30, 2023:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$879.6	$74.7	$250.8	$109.7	$156.8	$1,471.6
Ireland	370.2	181.3	—	5.7	—	557.2
United Kingdom	—	138.3	—	39.2	26.4	203.9
Total	$1,249.8	$394.3	$250.8	$154.6	$183.2	$2,232.7
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2022:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$857.6	$89.2	$195.9	$158.3	$169.1	$1,470.1
Ireland	378.1	176.7	—	8.0	—	562.8
United Kingdom	—	138.7	—	36.3	30.2	205.2
Total	$1,235.7	$404.6	$195.9	$202.6	$199.3	$2,238.1
    During the nine months ended September 30, 2023, the change in unconsolidated investments primarily relates to $120.9 million of contributions to new and existing unconsolidated investments primarily for capital calls for development at Kona Village Resort and Cooper's Cross, $103.1 million of distributions from unconsolidated investments, $69.7 million of losses from unconsolidated investments (which includes fair value movements), $49.8 million of non-cash contributions to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH, and a $4.5 million decrease related to other items, which primarily related to foreign exchange movements. Please see below for additional details.
    As of September 30, 2023 and December 31, 2022, $2,089.2 million and $2,093.7 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2023:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$27.3	$31.5	$6.9	$—	$4.8	$4.1	$0.7	$3.0	$39.7	$38.6
Ireland	6.8	—	6.4	—	—	11.0	—	—	13.2	11.0
United Kingdom	—	—	—	—	—	—	0.6	—	0.6	—
Total	$34.1	$31.5	$13.3	$—	$4.8	$15.1	$1.3	$3.0	$53.5	$49.6
    Investing distributions resulted primarily from the sale of retail units at a VHH property, one multifamily property in Fund VI and one investment in Europe Fund II as well as resyndications and refinancing proceeds at VHH. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Loss) Income from Unconsolidated Investments
    The following table presents (loss) income from unconsolidated investments recorded by Kennedy Wilson during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Income from unconsolidated investments - operating performance	$4.5	$19.9	$39.9	$65.0
Income from unconsolidated investments - realized gains	—	4.6	—	4.6
(Loss) income from unconsolidated investments - fair value	(60.6)	5.8	(73.3)	78.3
(Loss) income from unconsolidated investments - performance allocations	(17.9)	(18.0)	(36.3)	0.5
	$(74.0)	$12.3	$(69.7)	$148.4

During the nine months ended September 30, 2023, the Company recorded fair value decreases with respect to: (i) office properties in our commingled funds due to cap rate expansion, which also led to the Company recording a decrease of the accrued performance allocations with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland due to increased interest rates leading to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and slight decrease in value in the Company's investment in the Zonda business from Meyers Research after the Company's sale of that business in 2018 due to a decrease in operations and (iv) a national co-working office tenant no longer paying rent on a building that the Company holds a 10% ownership interest in. These fair value decreases were offset by (i) fair value increases with respect to the Company's investment in VHH due to the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate (which was set in 2019) mortgage, the resyndication of a property and the sale of retail units at one of the properties and (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as the Company nears completion on such projects.

During the nine months ended September 30, 2023, the Company recorded a $36.3 million decrease in the accrual for performance allocations primarily related to the fair value decreases that the Company recorded with respect to two of its Western United States commingled funds as described above. The Company also had some reductions in performance allocations on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with certain investments held by such fund. There is no performance allocation structure with respect to our investment in VHH.

During the nine months ended September 30, 2022, the Company recorded a slight reduction in real estate fair values, including the impact of foreign currency exchange rates. Such decreases, however, were offset by the fair value gains that the Company recorded on its fixed-rate mortgages that were secured by certain properties that have substantially lower rates than the market rates during the period.

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

Vintage Housing Holdings
    As of September 30, 2023 and December 31, 2022, the carrying value of the Company's investment in VHH was $299.2 million and $272.3 million, respectively. The increase in the nine months ended September 30, 2023 related to fair value gains associated with resyndications, refinancing distributions and retail parcel sales at one property. Prior period fair value gains primarily relate to resyndications, in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    As of September 30, 2023, Kennedy Wilson had unfulfilled capital commitments totaling $236.9 million to eight of its unconsolidated joint ventures, including $77.3 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,089.2	$2,089.2
Net currency derivative contracts	—	8.2	—	8.2
Total	$—	$8.2	$2,089.2	$2,097.4
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,093.7	$2,093.7
Net currency derivative contracts	—	7.0	—	7.0
Total	$—	$7.0	$2,093.7	$2,100.7
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 72 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,940.9 million and $1,891.1 million at September 30, 2023 and December 31, 2022, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $148.3 million and $202.6 million at September 30, 2023 and December 31, 2022, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 72 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning balance	$2,174.7	$2,035.5	$2,093.7	$1,794.8
Unrealized and realized gains	18.8	26.0	117.1	208.6
Unrealized and realized losses	(88.5)	(21.8)	(195.6)	(59.7)
Contributions	26.7	58.9	120.0	316.6
Distributions	(16.8)	(66.6)	(89.3)	(162.3)
Foreign exchange	(25.8)	(52.7)	(6.6)	(119.9)
Other	0.1	2.0	49.9	3.2
Ending balance	$2,089.2	$1,981.3	$2,089.2	$1,981.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The other balance for the three and nine months ended September 30, 2023 primarily consists of non-cash contributions relating to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH. See notes to cash flow statement and Note 3 for further discussion regarding the sale of equity interests in these properties and subsequent deconsolidation of these investments into unconsolidated investments.
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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.00% - 7.50% with discount rates ranging from 7.25% - 9.75%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the nine months ended September 30, 2023, the various valuation methodologies produced results that are within a 5% range of each other.
The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.
The table below describes the range of unobservable inputs for real estate assets as of September 30, 2023:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.50%	7.30% — 9.80%
	Income approach - direct capitalization	4.00% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.50% — 9.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.90% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 0.88% to 7.25%.
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
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, ongoing issues affecting regional banks and other financial institutions, central banks raising interest rates to curtail high inflation, currency fluctuations and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which the Company conducts business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on its business, operations, cash flows and financial condition for the nine months ended September 30, 2023 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2023, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of September 30, 2023 and December 31, 2022 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of September 30, 2023 and the activity during the nine months ended September 30, 2023.

(Dollars, Euros and British Pound Sterling in millions)			September 30, 2023		Nine Months Ended September 30, 2023
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI (Losses) Gains		Income Statement Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€287.5	$5.6	$10.0	$—		$—	$3.2	$—
EUR(1)	GBP	€40.0	—	0.7	(1.6)		—	—	—
EUR(1)(2)	GBP	€475.0	—	—	12.2		—	—	—
GBP	USD	£495.0	21.6	8.3	(3.6)		(1.2)	1.4	—
Total Outstanding			27.2	19.0	7.0		(1.2)	4.6	—

Settled
GBP	USD		—	—	2.3		—	0.1	(0.6)
Total Settled			—	—	2.3		—	0.1	(0.6)
Total			$27.2	$19.0	$9.3	(3)	$(1.2)	$4.7	$(0.6)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax benefit of $0.6 million.

    The gains recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the nine months ended September 30, 2023, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $6.4 million. As of September 30, 2023, the Company has hedged 93% of the net asset carrying value of its euro denominated investments and 91% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $19.3 million for the nine months ended September 30, 2023. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $1.4 million gain recorded in principal co-investments. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income and had fair value gains was $6.8 million for the nine months ended September 30, 2022. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $48.9 million for the nine months ended September 30, 2022. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $18.9 million gain through principal co-investments for the nine months ended September 30, 2022.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums/discounts and any fair value adjustments as part of business combinations. The fair value as of September 30, 2023 and December 31, 2022 for the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.6 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.3 billion and $5.6 billion at September 30, 2023 and December 31, 2022, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
The global debt platform consists of two groups: our construction lending portfolio, which was established with the acquisition of the Construction Loan Portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and our bridge loan portfolio.
During the nine months ended September 30, 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $4.1 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $4.1 billion represented the gross commitment amount for the Construction Loan Portfolio, which has been reduced to $3.7 billion as of September 30, 2023 due to loan repayments. The Construction Loan Portfolio has a current outstanding balance of $2.2 billion (Kennedy Wilson share of $110.6 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of September 30, 2023, we had unfulfilled capital commitments totaling $93.2 million to our loan portfolio.
The Company has loan purchases and originations of $238.0 million and $149.4 million at September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023 the Company had loan income of $6.1 million and $14.5 million, respectively, and for the three and nine months ended September 30, 2022 it had loan income of $3.0 million and $8.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a $2.5 million credit loss reserve through interest income. See Note 2 for more detail on CECL reserves.
NOTE 7—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	September 30, 2023	December 31, 2022
Interest rate caps and swaps	$49.4	$41.0
Straight line rent receivable	44.3	42.2
Goodwill	23.9	23.9
Hedge assets	27.2	34.3
Prepaid expenses	16.1	12.7
Deferred taxes, net	11.2	9.4
Leasing commissions, net of accumulated amortization of $12.6 and $11.1 at September 30, 2023 and December 31, 2022, respectively	9.6	9.4
Right of use asset, net	8.9	12.2
Furniture and equipment net of accumulated depreciation of $29.1 and $29.4 at September 30, 2023 and December 31, 2022, respectively	7.4	13.4
Above-market leases, net of accumulated amortization of $42.7 and $53.0 at September 30, 2023 and December 31, 2022, respectively	2.7	3.9
Other	11.0	13.7
Other Assets	$211.7	$216.1

Right of use asset, net

    The Company, as a lessee, has three office leases and two ground leases, which qualify as operating leases, with remaining lease terms of 2 to 236 years. The payments associated with office space leases have been discounted using the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2023 (remainder)	$0.4
2024	1.0
2025	1.4
2026	1.3
2027	1.3
Thereafter	30.9
Total undiscounted rental payments	36.3
Less imputed interest	(27.4)
Right of use asset, net	$8.9

NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of September 30, 2023 and December 31, 2022:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	September 30, 2023	December 31, 2022
Multifamily(1)	Western U.S.	$1,672.7	$1,692.9
Commercial(1)	United Kingdom	523.1	637.4
Commercial(1)	Ireland	337.8	370.7
Commercial	Western U.S.	265.3	296.6
Commercial	Spain	36.2	36.9
Mortgage debt (excluding loan fees)(1)		2,835.1	3,034.5
Unamortized loan fees		(13.9)	(16.5)
Total Mortgage Debt		$2,821.2	$3,018.0
(1) The mortgage debt balances include unamortized debt discount. Debt discount represents the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of September 30, 2023 and December 31, 2022 was $0.9 million and $0.6 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 5.00% per annum as of September 30, 2023 and 4.12% as of December 31, 2022. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.1% as of September 30, 2023 and December 31, 2022. Additionally, the Company has recorded fair value movements and interest expense savings as the value of the interest rate caps and swaps have increased with rising interest rates. See Interest Rate Caps and Swaps in Note 5 for more detail. As of September 30, 2023, 64% of Kennedy Wilson's property level debt was fixed rate, 36% was floating rate with interest caps and swaps and 0% was floating rate without interest caps and swaps, compared to 65% of Kennedy Wilson's consolidated property level debt was fixed rate, 27% was floating rate with interest caps and swaps and 8% was floating rate without interest caps and swaps, as of December 31, 2022. The weighted average strike price on caps and maturity of Kennedy Wilson's variable rate mortgage debt is 2.47% and approximately 1.7 years, respectively, as of September 30, 2023.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Mortgage Loan Transactions and Maturities
    During the nine months ended September 30, 2023, the Company had five loans that were refinanced with new loans.
    The aggregate maturities of mortgage loans including amortization and the effects of any extension options as of September 30, 2023 are as follows:

(Dollars in millions)	Aggregate Maturities
2023 (remainder)(1)	$123.1
2024	105.7
2025	223.6
2026	522.0
2027	405.4
Thereafter	1,456.2
2,836.0
Unamortized debt discount	(0.9)
Unamortized loan fees	(13.9)
Total Mortgage Debt	$2,821.2
(1) The Company is actively negotiating loan extensions and refinances with lenders on these loans.
    As of September 30, 2023, the Company was in compliance with all financial mortgage debt covenants.
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of September 30, 2023 and December 31, 2022:

(Dollars in millions)	September 30, 2023	December 31, 2022
Credit facility	$145.7	$282.0
Senior notes(1):
2029 Notes	601.6	601.7
2030 Notes	600.0	600.0
2031 Notes	601.7	601.8
KW unsecured debt	1,949.0	2,085.5
Unamortized loan fees	(20.1)	(22.9)
Total KW Unsecured Debt	$1,928.9	$2,062.6
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of September 30, 2023 and December 31, 2022 was $3.3 million and $3.5 million, respectively.

Borrowings Under Credit Facilities

    On March 25, 2020, the Kennedy-Wilson, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), the Company and certain of the Company's subsidiaries entered into that certain Second Amended and Restated Credit Agreement (the "Credit Agreement", and the $500 million revolving line of credit thereunder, the "Second A&R Facility") with Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto. On June 12, 2023, the Borrower, the Company, and certain of the Company’s subsidiaries entered into the Second Amendment to the Second A&R Facility (the "Second Amendment"). Pursuant to the terms of the Second Amendment, the LIBOR-based interest rate applicable to borrowings under the Second A&R Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Second Amendment. Loans under the Second A&R Facility bear interest at a rate equal to Daily SOFR or Term SOFR plus an applicable rate between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of March 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by one year.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The Second A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2023, the Company was in compliance with these covenants.
    As of September 30, 2023, the Second A&R Facility had $145.7 million outstanding with $354.3 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $224.3 million during the nine months ended September 30, 2023.
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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of September 30, 2023, the maximum balance sheet leverage ratio was 1.06 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
    As of September 30, 2023, the Company was in compliance with all financial covenants.
NOTE 10—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of September 30, 2023 and December 31, 2022:

(Dollars in millions)	September 30, 2023	December 31, 2022
KWE Euro Medium Term Note Programme(1)	$501.3	$507.1
Unamortized loan fees	(0.5)	(0.7)
Total KWE Unsecured Bonds	$500.8	$506.4
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of September 30, 2023 and December 31, 2022 was $1.1 million and $1.5 million, respectively.
    As of September 30, 2023, KWE has senior unsecured notes for an aggregate principal amount of approximately $502.4 million (based on September 30, 2023 rates) (€475 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $501.3 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2023, Kennedy Wilson recorded a gain of $12.2 million in other comprehensive loss due to the weakening of the euro against the GBP during the period.
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
As of September 30, 2023, KWE was in compliance with these covenants.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the nine months ended September 30, 2023, the Company issued 1,690,743 shares for $29.9 million, net of issuance costs, under its ATM Program.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$27.1	$23.6	$21.0	$18.0
Common Stock(1)	100.4	102.5	99.2	101.8
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During each of the nine months ended September 30, 2023 and 2022, Kennedy Wilson recognized $21.7 million of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the nine months ended September 30, 2023, Kennedy Wilson did not repurchase any shares under the stock repurchase program. During the nine months ended September 30, 2022, Kennedy Wilson repurchased and retired 589,317 shares on the open market for $12.6 million under the previous stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The restricted shares that vested during nine months ended September 30, 2023 and 2022 were net-share settled. The total shares withheld during the nine months ended September 30, 2023 and 2022 were 1,046,430 shares and 796,756 shares, respectively. During the nine months ended September 30, 2023 and 2022, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $13.4 million and $18.6 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of taxes from December 31, 2022 to September 30, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2022	$(156.9)	$82.0	$3.2	$(71.7)
Unrealized (losses) gains, arising during the period	(6.4)	9.3	—	2.9
Deferred taxes on unrealized (gains) losses, arising during the period	—	0.6	—	0.6
Noncontrolling interests	(0.7)	—	—	(0.7)
Balance at September 30, 2023	$(164.0)	$91.9	$3.2	$(68.9)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2023	2022	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(92.2)	$16.4	$(94.0)	$42.2

Weighted average shares outstanding for basic	139,391,316	136,840,874	138,914,964	136,832,102
Basic (loss) earnings per basic share	$(0.66)	$0.12	$(0.67)	$0.31
Weighted average shares outstanding for diluted(1)	139,391,316	137,078,495	138,914,964	137,136,352
Diluted (loss) earnings per diluted share	$(0.66)	$0.12	$(0.67)	$0.31
(1)For the three months ended September 30, 2023 and 2022, a total of 42,317,642 and 28,699,088 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the nine months ended September 30, 2023 and 2022, a total of 42,040,553 and 28,525,469 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2023 and 2022 and balance sheet data as of September 30, 2023 and December 31, 2022:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$102.4	$—	$—	$102.4
Hotel	16.6	—	—	16.6
Investment management fees	—	15.5	—	15.5
Loans	—	6.1	—	6.1
Other	—	—	0.7	0.7
Total revenue	119.0	21.6	0.7	141.3

Loss from unconsolidated investments
Principal co-investments	—	(56.1)	—	(56.1)
Performance allocations	—	(17.9)	—	(17.9)
Loss from unconsolidated investments	—	(74.0)	—	(74.0)

Gain on sale of real estate, net	30.4	—	—	30.4

Expenses
Rental	38.4	—	—	38.4
Hotel	9.8	—	—	9.8
Compensation and related	13.2	5.5	12.4	31.1
Performance allocation compensation	—	(6.0)	—	(6.0)
General and administrative	4.8	1.9	1.7	8.4
Depreciation and amortization	38.8	—	—	38.8
Total expenses	105.0	1.4	14.1	120.5
Interest expense	(40.8)	—	(23.4)	(64.2)
Other (loss) income	(4.9)	—	8.1	3.2
Benefit from income taxes	0.7	—	19.0	19.7
Net loss	(0.6)	(53.8)	(9.7)	(64.1)
Net income attributable to noncontrolling interests	(17.3)	—	—	(17.3)
Preferred dividends	—	—	(10.8)	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(17.9)	$(53.8)	$(20.5)	$(92.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$315.6	$—	$—	$315.6
Hotel	42.7	—	—	42.7
Investment management fees	—	45.6	—	45.6
Loans	—	14.5	—	14.5
Other	—	—	1.6	1.6
Total revenue	358.3	60.1	1.6	420.0

Loss from unconsolidated investments
Principal co-investments	—	(33.4)	—	(33.4)
Performance allocations	—	(36.3)	—	(36.3)
Loss from unconsolidated investments	—	(69.7)	—	(69.7)

Gain on sale of real estate, net	138.6	—	—	138.6

Expenses
Rental	113.7	—	—	113.7
Hotel	27.4	—	—	27.4
Compensation and related	36.4	24.0	38.3	98.7
Performance allocation compensation	—	(5.5)	—	(5.5)
General and administrative	12.7	7.6	5.2	25.5
Depreciation and amortization	118.3	—	—	118.3
Total expenses	308.5	26.1	43.5	378.1
Interest expense	(119.0)	—	(73.5)	(192.5)
Loss on extinguishment of debt	(1.6)	—	—	(1.6)
Other income	7.1	—	17.4	24.5
(Provision for) benefit from income taxes	(7.3)	—	20.6	13.3
Net income (loss)	67.6	(35.7)	(77.4)	(45.5)
Net income attributable to noncontrolling interests	(21.4)	—	—	(21.4)
Preferred dividends	—	—	(27.1)	(27.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$46.2	$(35.7)	$(104.5)	$(94.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$110.9	$—	$—	$110.9
Hotel	14.0	—	—	14.0
Investment management fees	—	11.2	—	11.2
Loans	—	3.0	—	3.0
Other	—	—	0.5	0.5
Total revenue	124.9	14.2	0.5	139.6

Income (loss) from unconsolidated investments
Principal co-investments	—	30.3	—	30.3
Performance allocations	—	(18.0)	—	(18.0)
Income from unconsolidated investments	—	12.3	—	12.3

Gain on sale of real estate, net	37.0	—	—	37.0

Expenses
Rental	38.6	—	—	38.6
Hotel	8.6	—	—	8.6
Compensation and related	11.8	8.8	13.2	33.8
Performance allocation compensation	—	(6.6)	—	(6.6)
General and administrative	4.2	3.1	1.9	9.2
Depreciation and amortization	46.1	—	—	46.1
Total expenses	109.3	5.3	15.1	129.7
Interest expense	(33.1)	—	(24.0)	(57.1)
Loss on extinguishment	(1.3)	—	—	(1.3)
Other income	23.8	—	12.9	36.7
Provision for income taxes	(12.2)	—	(1.7)	(13.9)
Net income (loss)	29.8	21.2	(27.4)	23.6
Net loss attributable to noncontrolling interests	0.7	—	—	0.7
Preferred dividends	—	—	(7.9)	(7.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$30.5	$21.2	$(35.3)	$16.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$324.4	$—	$—	$324.4
Hotel	33.2	—	—	33.2
Investment management fees	—	33.5	—	33.5
Loans	—	8.0	—	8.0
Other	—	—	1.3	1.3
Total revenue	357.6	41.5	1.3	400.4

Income from unconsolidated investments
Principal co-investments	—	147.9	—	147.9
Performance allocations	—	0.5	—	0.5
Income from unconsolidated investments	—	148.4	—	148.4

Gain on sale of real estate, net	50.8	—	—	50.8

Expenses
Rental	110.7	—	—	110.7
Hotel	20.5	—	—	20.5
Compensation and related	29.8	34.1	39.8	103.7
Performance allocation compensation	—	3.2	—	3.2
General and administrative	10.3	10.7	5.5	26.5
Depreciation and amortization	132.7	—	—	132.7
Total expenses	304.0	48.0	45.3	397.3
Interest expense	(92.8)	—	(68.0)	(160.8)
Loss on extinguishment of debt	(2.4)	—	—	(2.4)
Other income	29.7	—	16.4	46.1
(Provision for) benefit from income taxes	(22.6)	—	0.1	(22.5)
Net income (loss)	16.3	141.9	(95.5)	62.7
Net loss attributable to noncontrolling interests	0.5	—	—	0.5
Preferred dividends	—	—	(21.0)	(21.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$16.8	$141.9	$(116.5)	$42.2

(Dollars in millions)	September 30, 2023	December 31, 2022
Total assets
Consolidated	$5,190.0	$5,684.1
Co-investment	2,470.7	2,387.5
Corporate	249.6	200.2
Total assets	$7,910.3	$8,271.8

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
    During the nine months ended September 30, 2023, the Company generated pre-tax book loss of $58.8 million related to its global operations and recorded a tax benefit of $13.3 million. The tax benefit for the period is above the U.S. statutory tax rate. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and certain non-deductible interest expense in the United Kingdom, as well as income allocated to noncontrolling interests which is not taxable to the Company. During this period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy UK real estate assets decreased as a result of KWE realizing higher tax losses than book losses on the disposition of real estate and fair value gains not recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of September 30, 2023 and December 31, 2022; consolidating statements of operations for the three and nine months ended September 30, 2023 and 2022, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2023 or 2022.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$110.8	$98.9	$121.2	$—	$330.9
Accounts receivable	—	1.1	24.8	21.5	—	47.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,484.2	3,365.4	—	4,849.6
Unconsolidated investments	—	14.4	673.2	1,545.1	—	2,232.7
Investments in and advances to consolidated subsidiaries	2,055.1	4,116.0	2,676.0	—	(8,847.1)	—
Loan purchases and originations, net of allowance for credit losses	—	0.9	205.1	32.0	—	238.0
Other assets	—	83.8	55.2	72.7	—	211.7
Total assets	$2,055.1	$4,327.0	$5,217.4	$5,157.9	$(8,847.1)	$7,910.3

Liabilities and equity
Liabilities
Accounts payable	$—	$0.7	$2.4	$10.9	$—	$14.0
Accrued expenses and other liabilities	46.5	342.3	85.3	119.0	—	593.1
Mortgage debt	—	—	1,013.7	1,807.5	—	2,821.2
KW unsecured debt	—	1,928.9	—	—	—	1,928.9
KWE unsecured bonds	—	—	—	500.8	—	500.8
Total liabilities	46.5	2,271.9	1,101.4	2,438.2	—	5,858.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	2,008.6	2,055.1	4,116.0	2,676.0	(8,847.1)	2,008.6
Noncontrolling interests	—	—	—	43.7	—	43.7
Total equity	2,008.6	2,055.1	4,116.0	2,719.7	(8,847.1)	2,052.3
Total liabilities and equity	$2,055.1	$4,327.0	$5,217.4	$5,157.9	$(8,847.1)	$7,910.3

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$58.4	$82.8	$—	$141.3

Loss from unconsolidated investments	—	(0.2)	(27.9)	(45.9)	—	(74.0)

Gain on sale of real estate, net	—	—	0.6	29.8	—	30.4

Total expenses	7.3	17.9	35.7	59.6	—	120.5

Loss from consolidated subsidiaries	(56.8)	(42.4)	(26.6)	—	125.8	—
Interest expense	—	(23.4)	(10.8)	(30.0)	—	(64.2)
Other income (loss)	—	7.9	—	(4.7)	—	3.2
Loss before benefit from (provision for) income taxes	(64.1)	(75.9)	(42.0)	(27.6)	125.8	(83.8)
Benefit from (provision for) income taxes	—	19.1	(0.4)	1.0	—	19.7
Net loss	(64.1)	(56.8)	(42.4)	(26.6)	125.8	(64.1)
Net income attributable to the noncontrolling interests	—	—	—	(17.3)	—	(17.3)
Preferred dividends	(10.8)	—	—	—	—	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(74.9)	$(56.8)	$(42.4)	$(43.9)	$125.8	$(92.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.2	$178.5	$241.3	$—	$420.0

(Loss) income from unconsolidated investments	—	(0.3)	(73.9)	4.5	—	(69.7)

Gain on sale of real estate, net	—	—	98.8	39.8	—	138.6

Total expenses	22.2	59.9	121.9	174.1	—	378.1

(Loss) income from consolidated subsidiaries	(23.5)	72.3	25.9	—	(74.7)	—
Interest expense	—	(73.5)	(34.2)	(84.8)	—	(192.5)
(Loss) gain on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income	0.2	17.1	0.7	6.5	—	24.5
(Loss) income before benefit from (provision for) income taxes	(45.5)	(44.1)	71.9	33.6	(74.7)	(58.8)
Benefit from (provision for) income taxes	—	20.6	0.4	(7.7)	—	13.3
Net (loss) income	(45.5)	(23.5)	72.3	25.9	(74.7)	(45.5)
Net income attributable to the noncontrolling interests	—	—	—	(21.4)	—	(21.4)
Preferred dividends	(27.1)	—	—	—	—	(27.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(72.6)	$(23.5)	$72.3	$4.5	$(74.7)	$(94.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$56.9	$82.7	$—	$139.6

(Loss) income from unconsolidated investments	—	(0.4)	6.4	6.3	—	12.3

(Loss) gain on sale of real estate, net	—	—	(0.4)	37.4	—	37.0

Total expenses	7.2	21.9	39.9	60.7	—	129.7

Income from consolidated subsidiaries	30.9	65.9	54.0	—	(150.8)	—
Interest expense	—	(24.0)	(10.8)	(22.3)	—	(57.1)
Loss on early extinguishment of debt	—	—	(0.5)	(0.8)	—	(1.3)
Other income (loss)	—	12.8	(0.5)	24.4	—	36.7
Income before (provision for) benefit from income taxes	23.7	32.4	65.2	67.0	(150.8)	37.5
(Provision for) benefit from income taxes	—	(1.6)	0.7	(13.0)	—	(13.9)
Net income	23.7	30.8	65.9	54.0	(150.8)	23.6
Net loss attributable to the noncontrolling interests	—	—	—	0.7	—	0.7
Preferred dividends	(7.9)	—	—	—	—	(7.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$15.8	$30.8	$65.9	$54.7	$(150.8)	$16.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$166.4	$233.9	$—	$400.4

Income from unconsolidated investments	—	0.3	20.4	127.7	—	148.4

Gain on sale of real estate, net	—	—	11.0	39.8	—	50.8

Total expenses	21.7	66.3	138.0	171.3	—	397.3

Income from consolidated subsidiaries	84.4	201.6	181.4	—	(467.4)	—
Interest expense	—	(68.0)	(30.9)	(61.9)	—	(160.8)
Loss on early extinguishment of debt	—	—	(1.6)	(0.8)	—	(2.4)
Other income (loss)	—	16.5	(1.2)	30.8	—	46.1
Income before benefit from (provision for) income taxes	62.7	84.2	207.5	198.2	(467.4)	85.2
Benefit from (provision for) income taxes	—	0.2	(5.9)	(16.8)	—	(22.5)
Net income	62.7	84.4	201.6	181.4	(467.4)	62.7
Net loss attributable to the noncontrolling interests	—	—	—	0.5	—	0.5
Preferred dividends	(21.0)	—	—	—	—	(21.0)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$41.7	$84.4	$201.6	$181.9	$(467.4)	$42.2

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

Quarter to Date Highlights

•For the three months ended September 30, 2023, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $92.2 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $16.4 million for the same period in 2022. For the three months ended September 30, 2023 we had Adjusted EBITDA of $33.2 million as compared to $165.9 million for the same period in 2022. The decrease is due to higher fair value losses, which also led to reductions in accrued performance allocations We also had lower fair value gains on interest rate derivatives.

Year to Date Highlights

•For the nine months ended September 30, 2023, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $94.0 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $42.2 million for the same period in 2022. For the nine months ended September 30, 2023 we had Adjusted EBITDA of $319.2 million as compared to $444.4 million for the same period in 2022. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to decreases in fair values (as discussed above) and accrued performance allocations (which is slightly offset by higher gains on sale of real estate, net for the nine months ended September 30, 2023) and preferred dividends due to the issuance of preferred stock. These decreases were partially offset by increases in interest income and arrangement fee and recurring fees earned on our debt platform as detailed below and higher levels of NOI generated from the Shelbourne Hotel as compared to the same period in 2022 (given the higher volume of travel post COVID-19 pandemic). Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. This was partially offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.3%, which reflects an approximate 70 basis point savings over contractual interest rates.

•In our Co-Investment portfolio, we had $39.9 million of realized operating results and recorded fair value losses and unrealized performance allocation declines (aggregate of $109.6 million) during the nine months ended September 30, 2023 as compared to $69.6 million of realized operating performance and $78.8 million of fair value gains and unrealized performance allocation increases during the same period in 2022. We had fair value losses and performance allocation write downs relating to office properties and market rate multifamily properties in the Western United States and Ireland due to cap rate expansion. The fair value losses were offset by fair value gains that we recorded with respect to: (i) the assets in our VHH platform and (ii) certain European development projects as such projects move closer to being completed. Operating results declined due to higher interest costs, lower sales volume at Kohanaiki, and losses from Kona Hotel as it starts operations compared to the same period in 2022.

•During the second quarter of 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $3.8 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $3.8 billion represents the gross commitment amount that as of closing had an outstanding balance of $1.9 billion (KW share of $96.4 million) net of a 4.5% discount on gross commitment amounts. The Company also recognized a $7.3 million arrangement fee in investment management fees for arranging the structuring and closing of this transaction during the quarter. As this fee related to the transaction closing and was paid by the seller and not from the borrowers in the underlying loans, we recognized the full fee during the nine months ended September 30, 2023. In addition, the Company will earn customary asset management fees from its equity partner going forward for these loans. During the third quarter of 2023, the Company and Fairfax acquired an additional $357.4 million of construction loans in the same economic structure from Pacific Western Bank and the Company recognized an additional $0.5 million arrangement fee during the third quarter of 2023 in connection with such closings. As part of the acquisition of the Construction Loan Portfolio, approximately 40 employees from Pacific Western Bank that originated and managed the loans in the Construction Loan Portfolio became Kennedy Wilson employees during the third quarter of 2023.

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
Company Overview

We own, operate and develop high-quality real estate across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating strong long-term risk-adjusted returns for our shareholders and partners. For the nine months ended September 30, 2023, our 260 employees managed a total of $24.7 billion of Real Estate Assets Under Management ("AUM"), which includes 37,499 multifamily units (including 3,985 units under lease up or in process of being developed), 11.5 million office square feet, 10.8 million industrial square feet and 3.3 million retail square feet (including 1.3 million square feet under lease up or in process of being developed), and $2.0 billion of development and residential and other. As of September 30, 2023, the $22.7 billion of operating properties within our AUM produced total revenue of $1.2 billion (KW's share of which was $549.4 million) for the nine months ended September 30, 2023 compared to $19.2 billion of operating properties with total revenue of $1.1 billion (KW's share of which was $525.1 million) during the same period in 2022. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Spain, also managed the consummation of $148.3 million of gross acquisitions and $2.3 billion of loan investments (KW's ownership interest of 14% and 5%, respectively) and $619.1 million of gross dispositions and $531.1 million of loan repayments (KW's ownership interest of 69% and 6%) during the nine months ended September 30, 2023.

Our global real estate portfolio is primarily comprised of multifamily communities (57%), commercial properties (35%), loans (4%) and hotel (3%) based upon our share of NOI. The Western United States represents 63% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California. In Europe, our portfolio is focused in Ireland (22% of total NOI) and the United Kingdom (13% of total NOI). NOI amounts above exclude estimated NOI from our development properties which will increase our NOI as construction is completed and they are leased up. Please refer to the Development and Redevelopment section for more detail on the development pipeline and status of projects.

Our business is comprised of two segments.

Our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office and retail properties, and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable. As of September 30, 2023, our fee-bearing capital was $8.2 billion and we recognized $45.6 million in base investment management fees and a write down of $36.2 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the nine months ended September 30, 2023. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.
The table below details key metrics of the Consolidated and Co-Investment portfolios as of September 30, 2023:

	Consolidated	Co-Investments
AUM (billions)(1)	$10.7	$13.9
Multifamily units - market rate(1)	10,192	15,488
Multifamily units - affordable(1)	—	11,819
Office feet square feet (millions)(1)	4.7	6.8
Industrial square feet (millions)(1)	—	10.8
Retail square feet (millions)(1)	1.8	1.5
Hotels(1)	1	1
Real estate debt - 100% (billions)	$—	$4.7
Real estate debt - KW share (millions)	$—	$255.9
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
Investment Approach
    The following is our investment approach:
•Identify countries and markets with an attractive investment landscape
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, either on our own or through investment management platform with strategic partners
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
    In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and nine months ended September 30, 2023 dating back to 2019.

	Three Months Ended September 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2023	2022	2021	2020	2019
GAAP
Revenues	$141.3	$139.6	$114.4	$115.5	$143.0
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(92.2)	16.4	65.9	(25.1)	20.7
Basic (loss) earnings per share of common stock	(0.66)	0.12	0.48	(0.18)	0.15
Diluted (loss) earnings per share of common stock	(0.66)	0.12	0.47	(0.18)	0.15
Dividends declared per share of common stock	0.24	0.24	0.22	0.22	0.21
Non-GAAP(1)
Consolidated NOI	$68.8	$75.8	$64.6	$67.6	$75.2
% change	(9)%	17%	(4)%	(10)%	—%
JV NOI	$40.6	$39.7	$34.6	$23.8	$19.8
% change	2%	15%	45%	20%	—%
Adjusted EBITDA	$33.2	$165.9	$202.7	$76.3	$142.5
% change	(80)%	(18)%	166%	(46)%	—%
Adjusted Net (Loss) Income	$(46.7)	$68.7	$111.9	$27.3	$73.9
Adjusted Net (Loss) Income percentage change	(168)%	(39)%	310%	(63)%	—%
Fee-bearing capital	$8.2	$5.6	$4.8	$3.8	$2.5
% change	46%	17%	26%	52%	—%
AUM	$24.7	$21.9	$20.5	$19.7	$16.2
% change	13%	7%	4%	22%	—%

	Nine Months Ended September 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2023	2022	2021	2020	2019
GAAP
Revenues	$420.0	$400.4	$322.2	$345.9	$427.4
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(94.0)	42.2	275.7	(77.1)	66.2
Basic (loss) earnings per share of common stock	(0.67)	0.31	1.98	(0.55)	0.47
Diluted (loss) earnings per share of common stock	(0.67)	0.31	1.96	(0.55)	0.47
Dividends declared per share of common stock	0.72	0.72	0.66	0.66	0.63
Non-GAAP(1)
Consolidated NOI	$211.3	$221.6	$178.4	$201.3	$230.1
% change	(5)%	24%	(11)%	(13)%	—%
JV NOI	$123.8	$118.2	$87.9	$76.5	$55.8
% change	5%	34%	15%	37%	—%
Adjusted EBITDA	$319.2	$444.4	$740.5	$261.1	$450.0
% change	(28)%	(40)%	184%	(42)%	—%
Adjusted Net Income	44.6	195.5	423.5	84.1	232.8
Adjusted Net Income percentage change	(77)%	(54)%	404%	(64)%	—%
Fee-bearing capital	$8.2	$5.6	$4.8	$3.8	$2.5
% change	46%	17%	26%	52%	—%
AUM	$24.7	$21.9	$20.5	$19.7	$16.2
% change	13%	7%	4%	22%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of September 30, 2023 and as of December 31, 2022 through 2019:

	September 30,	December 31,
(in millions)	2023	2022	2021	2020	2019
Cash and cash equivalents	$330.9	$439.3	$524.8	$965.1	$573.9
Total assets	7,910.3	8,271.8	7,876.5	7,329.0	7,304.5
Mortgage debt	2,821.2	3,018.0	2,959.8	2,589.8	2,641.0
KW unsecured debt	1,928.9	2,062.6	1,852.3	1,332.2	1,131.7
KWE unsecured bonds	500.8	506.4	622.8	1,172.5	1,274.2
Kennedy Wilson equity	2,008.6	1,964.0	1,777.6	1,644.5	1,678.7
Noncontrolling interests	43.7	46.4	26.3	28.2	40.5
Total equity	2,052.3	2,010.4	1,803.9	1,672.7	1,719.2
Common shares outstanding	139.4	137.8	138.0	141.4	142.3

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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership in our Co-Investment Portfolio assets of 41% as of September 30, 2023.
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
    The table below represents a summarized balance sheet of our Consolidated Portfolio which is held at historical depreciated cost as of September 30, 2023 and December 31, 2022:

($ in millions)	September 30, 2023	December 31, 2022
Cash(1)	$164.0	$316.7
Real estate	4,849.6	5,188.1
Accounts receivable and other assets	131.7	135.1
Total Assets	$5,145.3	$5,639.9

Accounts payable, accrued expenses and other liabilities	150.9	156.6
Mortgage debt	2,821.2	3,018.0
KWE bonds	500.8	506.4
Total Liabilities	3,472.9	3,681.0

Equity	$1,672.4	$1,958.9
(1)Excludes $166.9 million and $122.5 million as of September 30, 2023 and December 31, 2022 of corporate non-property level cash.
Co-Investment Portfolio
    We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
    The table below represents our share of the carrying value (primarily at fair value) of the balance sheet of our Co-Investment Portfolio as of September 30, 2023 and December 31, 2022:

($ in millions)	September 30, 2023	December 31, 2022
Cash	$100.2	$86.9
Real estate	4,565.7	4,319.1
Loans	248.9	158.7
Accounts receivable and other assets	258.3	298.0
Total Assets	$5,173.1	$4,862.7

Accounts payable and accrued expenses	105.7	88.0
Mortgage debt	2,596.7	2,387.2
Total Liabilities	2,702.4	2,475.2

Equity	$2,470.7	$2,387.5
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees and performance allocations, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of September 30, 2023, our weighted average ownership interest in the various joint ventures that we manage was 45%.
Commingled funds
    We currently have investments in four closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our three U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of September 30, 2023, our weighted average ownership interest in the commingled funds that we manage was 13%.

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
Our global multifamily portfolio has 37,499 units as of September 30, 2023, consisting of 33,514 stabilized units and 3,985 units that are undergoing lease up or are in the process of being developed.
    As of September 30, 2023, we hold ownership interests in 148 assets that include 10,192 consolidated market rate multifamily apartment units, 15,488 market rate units within our Co-Investment Portfolio and 11,819 affordable units in our VHH platform. Our largest Western United States multifamily regions are the Mountain West region (Idaho, Utah, Montana, Colorado, Arizona, New Mexico and Nevada) and the Pacific Northwest (primarily the greater Seattle area and Portland, Oregon). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

We hold an approximate 50% interest in VHH which acts as the general partner (developer/asset manager) of 56 affordable housing projects totaling 11,819 units (including 13 investments held without a tax credit investor (“tax credit limited partner”), and 43 investments held with a tax credit limited partner). Included in the portfolio are 10,054 operating units and 1,765 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted of a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

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

During the nine months ended September 30, 2023, we received $7.4 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $19.9 million of proceeds from VHH, including $10.1 million from recurring monthly distributions, $2.2 million from paid developer fees at conversion and $7.6 million from sales and refinancings.

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

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of September 30, 2023 we have contributed an additional $143.1 million into VHH and have received $307.6 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $299.2 million as of September 30, 2023. Since our acquisition in 2015, we have recorded $305.3 million worth of fair value gains on our investment in VHH, including $36.8 million during the nine months ended September 30, 2023.

The value of our investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.00% - 7.50% with discount rates ranging from 7.25% - 9.75%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the nine months ended September 30, 2023, the various valuation methodologies produced results that are within a 5% range.
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
    As of September 30, 2023, we hold investments in 56 office properties totaling over 11.5 million square feet, 113 industrial properties totaling 10.8 million square feet and 20 retail properties totaling 3.3 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.7 million square feet of office space and 1.8 million square feet of retail space. Our Co-Investment Portfolio has 6.8 million square feet of office space, 10.8 million square feet of industrial space and 1.5 million square feet of retail space. Please also see Other Items below for a discussion of certain commercial investments.

    Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of September 30, 2023, we have 1,462 multifamily units and 0.4 million commercial rentable square feet we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $592.0 million (approximately 81% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
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
The Construction Loan Portfolio consists of variable rate loans that are predominantly secured by high-quality multifamily and student housing properties with the remainder consisting of industrial, hotel, and life science assets. Construction loans typically finance from 50% to 60% of the cost to construct the underlying properties. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance during the construction period, with principal and interest being paid at maturity. The bridge loan portfolio consists of predominantly variable rate loans, with terms that are generally three-years with one or two 12 month extension options. Our bridge loans are secured by multifamily, office, retail, industrial and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by office or multifamily properties in the Western United States.

    As of September 30, 2023, we held interests in 98 loans, 89% that have floating interest rates, located in the United States and the United Kingdom, with an average interest rate to Kennedy Wilson of 10.1% per annum and an unpaid principal balance ("UPB") of $4.7 billion of real estate debt (of which our share was a UPB of $255.9 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of September 30, 2023, we had unfulfilled capital commitments totaling $93.2 million to our loan portfolio. In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.

    We expect more opportunities to arise in acquiring loan portfolios at a discount from their contractual balance due as a result of market conditions. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. If market conditions dictate, we may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all options of recouping our loan investments including, without limitation, pursuing taking title of the collateral securing the loans.
Hotel
    We originally acquired debt interests in each of the hotels in our Consolidated and Co-Investment portfolios and were able to utilize these debt positions to take ownership of the real estate. These properties are examples of how we are able to leverage different platforms within the Company to add value to properties and shareholders.
As of September 30, 2023, we owned one consolidated operating hotel, the iconic Shelbourne Hotel, which consists of 265 hotel rooms located in Dublin, Ireland. Additionally, in our Co-Investment Portfolio, we have a five-star Rosewood flagged Kona Village Resort that consists of 150 rooms in Kona, Hawaii, which opened in July 2023.
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
    As of September 30, 2023, we held 11 investments that are primarily comprised of 1,070 acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. As of September 30, 2023, these investments had a gross asset value of $204.5 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

    Fair Value Investments

    As of September 30, 2023, $2.1 billion or 94% of our investments in our Co-Investment Portfolio (26% of total assets) were held at estimated fair value. As of September 30, 2023, there were cumulative fair value gains on investments held of $496.4 million, which comprises 24% of the $2.1 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $305.3 million of the $496.4 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the nine months ended September 30, 2023, we recorded $73.3 million and $36.3 million, respectively, of net fair value losses and write downs of performance allocations on Co-Investment portfolio investments.

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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 5.00% - 7.50% with discount rates ranging from 7.25% - 9.75%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the nine months ended September 30, 2023, the various valuation methodologies produced results that are within a 5% range.

The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.50%	7.30% — 9.80%
	Income approach - direct capitalization	4.00% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.50% — 9.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	3.90% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, we consider significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson for these types of investments range from 0.88% to 7.25%.

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
Ongoing macroeconomic conditions, such as, but not limited to, high inflation, central banks raising interest rates to curtail high inflation, banks ability and willingness to lend, currency fluctuations and the ongoing military conflict between Russia and Ukraine and international sanctions against Russia, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the nine months ended September 30, 2023 and future periods.
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
    The table below details the changes in the Company's AUM for the nine months ended September 30, 2023:

(in millions)	December 31, 2022	Increases	Decreases	September 30, 2023
AUM	$23,028.4	$3,856.3	$(2,228.7)	$24,656.0
    AUM increased 7.1% to approximately $24.7 billion as of September 30, 2023. The increase is due to acquisition of the Construction Loan Portfolio from Pacific Western Bank, capital expenditures on development projects and fair value gains on European development projects and VHH portfolio. These increases were offset by the sale of non-core residential and retail assets in the Western United States and retail assets in the United Kingdom as well as a couple sales in our comingled funds that had completed their business plans. We also had fair value declines primarily on market rate multifamily apartments, office and retail assets in our global portfolio.
The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation which continues to fuel recessionary fears). Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.
Foreign Currency and Currency Derivative Instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$102.4	$—	$—	$102.4
Hotel	16.6	—	—	16.6
Investment management fees	—	15.5	—	15.5
Loans	—	6.1	—	6.1
Other	—	—	0.7	0.7
Total revenue	119.0	21.6	0.7	141.3
Loss from unconsolidated investments
Principal co-investments	—	(56.1)	—	(56.1)
Performance allocations	—	(17.9)	—	(17.9)
Loss from unconsolidated investments	—	(74.0)	—	(74.0)

Gain on sale of real estate, net	30.4	—	—	30.4

Expenses
Rental	38.4	—	—	38.4
Hotel	9.8	—	—	9.8
Compensation and related	13.2	5.5	12.4	31.1
Performance allocation compensation	—	(6.0)	—	(6.0)
General and administrative	4.8	1.9	1.7	8.4
Depreciation and amortization	38.8	—	—	38.8
Total expenses	105.0	1.4	14.1	120.5
Interest expense	(40.8)	—	(23.4)	(64.2)
Other (loss) income	(4.9)	—	8.1	3.2
Benefit from income taxes	0.7	—	19.0	19.7
Net loss	(0.6)	(53.8)	(9.7)	(64.1)
Net income attributable to the noncontrolling interests	(17.3)	—	—	(17.3)
Preferred dividends	—	—	(10.8)	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(17.9)	(53.8)	(20.5)	(92.2)
Add back (less):
Interest expense	40.8	—	23.4	64.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	25.8	—	25.8
Depreciation and amortization	38.8	—	—	38.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Benefit from income taxes	(0.7)	—	(19.0)	(19.7)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	(0.6)	—	(0.6)
Fees eliminated in consolidation	—	—	—	—
EBITDA adjustments attributable to noncontrolling interests	(2.0)	—	—	(2.0)
Preferred dividends	—	—	10.8	10.8
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$59.0	$(27.8)	$2.0	$33.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$110.9	$—	$—	$110.9
Hotel	14.0	—	—	14.0
Investment management fees	—	11.2	—	11.2
Loans	—	3.0	—	3.0
Other	—	—	0.5	0.5
Total revenue	124.9	14.2	0.5	139.6
Income (loss) from unconsolidated investments
Principal co-investments	—	30.3	—	30.3
Performance allocations	—	(18.0)	—	(18.0)
Income from unconsolidated investments	—	12.3	—	12.3

Gain on sale of real estate, net	37.0	—	—	37.0

Expenses
Rental	38.6	—	—	38.6
Hotel	8.6	—	—	8.6
Compensation and related	11.8	8.8	13.2	33.8
Performance allocation compensation	—	(6.6)	—	(6.6)
General and administrative	4.2	3.1	1.9	9.2
Depreciation expense	46.1	—	—	46.1
Total expenses	109.3	5.3	15.1	129.7
Interest expense	(33.1)	—	(24.0)	(57.1)
Loss on early extinguishment of debt	(1.3)	—	—	(1.3)
Other income	23.8	—	12.9	36.7
Provision for income taxes	(12.2)	—	(1.7)	(13.9)
Net income (loss)	29.8	21.2	(27.4)	23.6
Net loss attributable to the noncontrolling interests	0.7	—	—	0.7
Preferred dividends	—	—	(7.9)	(7.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	30.5	21.2	(35.3)	16.4
Add back (less):
Interest expense	33.1	—	24.0	57.1
Loss on early extinguishment of debt	1.3	—	—	1.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	16.6	—	16.6
Depreciation and amortization	46.1	—	—	46.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Provision for income taxes	12.2	—	1.7	13.9
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.9	—	1.9
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.4)	—	—	(3.4)
Preferred dividends	—	—	7.9	7.9
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$119.6	$40.7	$5.6	$165.9
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
Financial Highlights

    GAAP net loss to common shareholders was $92.2 million and net income of $16.4 million for the three months ended September 30, 2023 and 2022, respectively.
    Adjusted EBITDA was $33.2 million and $165.9 million for the three months ended September 30, 2023 and 2022, respectively.

The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to higher fair value losses on Co-Investment Portfolio investments and lower fair value gains on interest rate derivative contracts as compared to the three months ended September 30, 2022. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value movements during the current and prior periods.
    Operational Highlights
    Same store property highlights for the three months ended September 30, 2023 include:
•For our 17,663 same property multifamily units for the three months ended September 30, 2023 as compared to the prior period:
◦occupancy increased slightly to 93.6% from 93.5%
◦net operating income increased by 2.8%
◦total revenues increased by 3.6%
•For 4.6 million square feet of same property office real estate for the three months ended September 30, 2023 as compared to the prior period:
◦occupancy increased to 94.9% from 94.5%
◦net operating income decreased by 0.4%
◦total revenues increased by 0.5%
•Investment Transactions
◦Consolidated Portfolio:
(i) sold a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million (the Company's share of which was $20.1 million). The Company also made progress on its non-core asset sale program by selling six UK retail assets, one retail asset in Western United States and one retail asset in Ireland for a total sales price of $52 million which resulted in a net loss of approximately $4 million.
◦Co-Investment Portfolio:
▪acquired the remaining $357.4 million of construction loans in the Construction Loan Portfolio as described above.
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

	Three Months Ended September 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$2.4	2%	$0.1	—%	$2.5	2%
Net (loss) income	2.2	2%	(7.3)	(8)%	(5.1)	(6)%
Adjusted EBITDA	3.7	11%	(7.0)	(21)%	(3.3)	(10)%

	Three Months Ended September 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(8.1)	(6)%	$(0.4)	—%	$(8.5)	(6)%
Net (loss) income	(3.3)	(50)%	(4.7)	(71)%	(8.0)	(121)%
Adjusted EBITDA	(9.6)	(6)%	(5.5)	(3)%	(15.1)	(9)%
Consolidated Portfolio Segment
    Rental income was $102.4 million for the three months ended September 30, 2023 as compared to $110.9 million for the same period in 2022. The $8.5 million decrease is primarily due to the sale of equity interests and deconsolidation of multifamily assets as well as the sale of non-core retail assets with funds from those sales being reinvested into Co-Investment Portfolio investments.
    Hotel income was $16.6 million for the three months ended September 30, 2023 as compared to $14.0 million for the same period in 2022. The $2.6 million increase is primarily due to increased travel to Dublin, Ireland, leading to higher occupancy and average daily rate ("ADR") at the Shelbourne Hotel during the three months ended September 30, 2023.
Gain on sale of real estate, net was $30.4 million for the three months ended September 30, 2023 as compared to $37.0 million during the same period in 2022. The gain recognized during the three months ended September 30, 2023 relates to the sale of a multifamily property in the Western United States. The gain on sale of real estate, net includes an impairment loss of $3.2 million on non-core retail assets that are being marketed for sale in Ireland and the United Kingdom. The gain recognized during the three months ended September 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States and an apartment building in the Western United States. The gain on sale of real estate, net recognized during the three months ended September 30, 2023, includes an impairment loss of $1.7 million on non-core retail assets that are being marketed for sale.
    Rental expenses were flat at $38.4 million for the three months ended September 30, 2023 as compared to $38.6 million for the three months ended September 30, 2022. Although rental income is down as discussed above rental expenses have remained flat as we have faced inflationary pressure on items like utilities, insurance and payroll at properties.
    Hotel expenses increased to $9.8 million for the three months ended September 30, 2023 as compared to $8.6 million for the three months ended September 30, 2022 primarily due to increased level of activity at the Shelbourne Hotel during 2023 as described above.
Depreciation and amortization decreased to $38.8 million during the three months ended September 30, 2023 as compared to $46.1 million for the same period in 2022. The decrease is primarily due to the full amortization of lease related intangibles on an office property in the Western United States in the fourth quarter 2022 there is no activity in the three months ended September 30, 2023.
    Interest expense was $40.8 million for the three months ended September 30, 2023 as compared to $33.1 million for the same period in 2022. The increase is primarily due to increased levels of consolidated property debt as well as increases in market interest rates. These increases were offset by cash received on interest rate derivatives which are recorded in other loss as a component of fair value movements on undesignated interest rate derivatives. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.
Other loss was $4.9 million for the three months ended September 30, 2023 as compared to other income of $23.8 million for the three months ended September 30, 2022. We recorded mark to market fair value losses of $4.5 million on undesignated interest rate caps and swap contracts associated with consolidated investments held in the current period primarily at KWE. This was primarily driven by the Bank of England recently holding interest rates steady after a series of interest rate hikes. We received $5.1 million in cash payments on these derivatives during the three months ended September 30, 2023. We entered into these undesignated contracts to hedge against rising interest rates. Other income for the three months ended September 30, 2022 was due to mark to market fair value gains of $25.3 million as rate hikes were continuing in the prior period but did not receive any cash payments as the increase in value was driven by future payments expected under these contracts.
    Co-Investment Portfolio Segment
Investment Management
     We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the three months ended September 30, 2023, we had fees recorded through revenues of $15.5 million as compared to $11.2 million for the same period in 2022. During the three months ended September 30, 2023, the increase primarily related to higher base management fees as a result of having more assets under management ("AUM") in our Co-

Investment Portfolio mainly from the growth of in our global debt platform and Western United States multifamily separate accounts. Performance allocations are recorded as part of income from unconsolidated investments and discussed below.
Loan income increased to $6.1 million during the three months ended September 30, 2023 as compared to $3.0 million for the same period in 2022. These amounts represent our share of interest income on loan investments within our global real estate debt platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our debt platform are floating rate loans. These increases were offset by a $2.5 million general reserve that we recorded on our loan portfolio as market conditions indicate that there could be potential credit losses due to current interest rate environment and general market conditions.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended September 30, 2023 and the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
Revenue
Rental	$65.0	$57.7
Hotel	4.6	—
Sale of real estate	1.2	15.3
Total revenue	70.8	73.0

Fair value/other adjustments	(61.8)	4.7
Performance allocations	(17.9)	(18.0)

Gain on sale of real estate, net	—	4.9

Expenses
Rental	21.2	18.0
Hotel	7.8	—
Cost of real estate sold	0.7	11.0
Depreciation and amortization	0.8	0.9
Total expenses	30.5	29.9

Interest expense	(25.9)	(16.4)
Other loss	(9.2)	(4.1)
Benefit from (provision for) income taxes	0.5	(1.9)
(Loss) income from unconsolidated investments	$(74.0)	$12.3
The decrease in income from unconsolidated investments is primarily due to the following:

During the three months ended September 30, 2023, we recorded fair value losses with respect to: (i) office properties in Western United States, Ireland and the United Kingdom due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland because of increased interest rates leading to cap rate expansion; (iii) a national co-working office tenant no longer paying rent on a building that we hold a 10% ownership interest in; and (iv) foreign exchange losses, net of hedges on declines in the euro. These fair value decreases were offset by (i) fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on fixed rate debt held at rates below current market ones and (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects.

During the three months ended September 30, 2023, we recorded a $17.9 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded on commingled funds in the United States and Europe due to declines in the value of office assets (as discussed above) and separate account platforms that hold multifamily and industrial assets.

During the three months ended September 30, 2022, we recorded fair value gains with respect to: (i) our affordable rate multifamily properties in our VHH platform due to an increase level of NOI; (ii) our fixed rate mortgages secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates; and (iii) interest rate derivatives held by properties on variable rate mortgages which have increased with the increase in current market rates. During the same period, these gains were offset by fair value gains that we recorded with respect to: (i) market rate multifamily assets and industrial assets in the United Kingdom; and (ii) foreign exchange losses, net of hedges as the GBP and euro were at historically low values relative to the U.S. Dollar.

During the three months ended September 30, 2022, we recorded a $18.0 million decrease in the performance allocations relating to our commingled funds and separate account investments as a result of the fair value losses as discussed above. During the three months ended September 30, 2022, we had realized performance allocations of $6.8 million relating to the sale of two multifamily properties in the Western United States. The $6.8 million of realized performance allocation included $3.6 million of performance allocations that had been accrued for in prior periods.

Expenses
Co-Investment Portfolio expenses decreased to $1.4 million for the three months ended September 30, 2023 as compared to $5.3 million for the same period in 2022. The decrease compared to the prior period was primarily due to reversal of performance allocation expenses as fair values have declined which resulted in lower discretionary compensation accruals.
    Corporate
Expenses decreased to $14.1 million for the three months ended September 30, 2023 as compared to $15.1 million for the three months ended September 30, 2022 due to lower discretionary bonus compensation expense for the three months ended September 30, 2023.
    Interest expense was $23.4 million for the three months ended September 30, 2023 as compared to $24.0 million for the same period in 2022. For the three months ended September 30, 2023, we had lower corporate debt balances outstanding due to lower average outstanding balance drawn on the line of credit.

Other income decreased to $8.1 million for the three months ended September 30, 2023 as compared to other income of $12.9 million for the same period in 2022. During the reporting period, we recorded mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure of $3.2 million as compared to $12.5 million in the prior period. The fair value of these contracts has declined period over period as the expectation of future interest rate hikes has declined, the maturity dates of some of our contracts are sooner than in the prior period and we are starting to receive payments on contracts. We received $2.5 million in cash payments on these contracts during the three months ended September 30, 2023 as compared to no payments in the prior period. The decline in fair value gains during the three months ended September 30, 2023, were offset by (i) a $3.4 million realized foreign exchange gain on Company's portion of line of credit drawn in euros as the value of the euro has declined against the U.S. dollar and (ii) a $1.5 million increase in interest income on bank deposits as we have earned higher interest on our cash deposits.

Our income tax benefit was $19.7 million for the three months ended September 30, 2023 as compared to income tax expense of $13.9 million for the same period in 2022. The decrease in income tax expense is primarily attributable to a $121.3 million decrease in worldwide pre-tax book income in 2023 as compared to the same period in the prior year. Our effective tax rate for the three months ended September 30, 2023 was 23.5% as compared to an effective tax rate of 37.1% for the same period in 2022. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and certain non-deductible interest expense in the United Kingdom, as well as income allocated to noncontrolling interests which is nontaxable.
    Other Comprehensive Loss
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(92.2)	$16.4
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(32.0)	(59.8)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	(0.8)
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	4.7	29.9
Unrealized gain on interest rate swaps	—	1.3
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(119.5)	$(13.0)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2023 and 2022 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2023	2022
Euro	(2.5)%	(6.5)%
GBP	(1.0)%	(8.4)%

Comprehensive loss, net of taxes and noncontrolling interests, for the three months ended September 30, 2023 and 2022 was loss of $119.5 million and $13.0 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to weakening of the euro and GBP against the U.S. Dollar. These translation losses were offset by hedge gains on the Company's investment in GBP denominated investments. In the prior period, the Company also had interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes. For the three months ended September 30, 2023, the Company has not designated any of its interest rate swaps and changes in fair value have gone through other income as opposed to other comprehensive income.

Kennedy Wilson Consolidated Financial Results: Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$315.6	$—	$—	$315.6
Hotel	42.7	—	—	42.7
Investment management fees	—	45.6	—	45.6
Loans	—	14.5	—	14.5
Other	—	—	1.6	1.6
Total revenue	358.3	60.1	1.6	420.0
Loss from unconsolidated investments
Principal co-investments	—	(33.4)	—	(33.4)
Performance allocations	—	(36.3)	—	(36.3)
Loss from unconsolidated investments	—	(69.7)	—	(69.7)

Gain on sale of real estate, net	138.6	—	—	138.6

Expenses
Rental	113.7	—	—	113.7
Hotel	27.4	—	—	27.4
Compensation and related	36.4	24.0	38.3	98.7
Performance allocation compensation	—	(5.5)	—	(5.5)
General and administrative	12.7	7.6	5.2	25.5
Depreciation and amortization	118.3	—	—	118.3
Total expenses	308.5	26.1	43.5	378.1
Interest expense	(119.0)	—	(73.5)	(192.5)
Loss on early extinguishment of debt	(1.6)	—	—	(1.6)
Other income	7.1	—	17.4	24.5
(Provision for) benefit from income taxes	(7.3)	—	20.6	13.3
Net income (loss)	67.6	(35.7)	(77.4)	(45.5)
Net income attributable to the noncontrolling interests	(21.4)	—	—	(21.4)
Preferred dividends	—	—	(27.1)	(27.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	46.2	(35.7)	(104.5)	(94.0)
Add back (less):
Interest expense	119.0	—	73.5	192.5
Loss on early extinguishment of debt	1.6	—	—	1.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	68.9	—	68.9
Depreciation and amortization	118.3	—	—	118.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.4	—	2.4
Provision for (benefit from) income taxes	7.3	—	(20.6)	(13.3)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	(0.4)	—	(0.4)
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(5.6)	—	—	(5.6)
Preferred dividends	—	—	27.1	27.1
Share-based compensation	—	—	21.7	21.7
Adjusted EBITDA(1)	$286.6	$35.4	$(2.8)	$319.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30, 2022
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$324.4	$—	$—	$324.4
Hotel	33.2	—	—	33.2
Investment management fees	—	33.5	—	33.5
Loans	—	8.0	—	8.0
Other	—	—	1.3	1.3
Total revenue	357.6	41.5	1.3	400.4
Income from unconsolidated investments
Principal co-investments	—	147.9	—	147.9
Performance allocations	—	0.5	—	0.5
Income from unconsolidated investments	—	148.4	—	148.4

Gain on sale of real estate, net	50.8	—	—	50.8

Expenses
Rental	110.7	—	—	110.7
Hotel	20.5	—	—	20.5
Compensation and related	29.8	34.1	39.8	103.7
Performance allocation compensation	—	3.2	—	3.2
General and administrative	10.3	10.7	5.5	26.5
Depreciation expense	132.7	—	—	132.7
Total expenses	304.0	48.0	45.3	397.3
Interest expense	(92.8)	—	(68.0)	(160.8)
Loss on early extinguishment of debt	(2.4)	—	—	(2.4)
Other income	29.7	—	16.4	46.1
(Provision for) benefit from income taxes	(22.6)	—	0.1	(22.5)
Net income (loss)	16.3	141.9	(95.5)	62.7
Net loss attributable to the noncontrolling interests	0.5	—	—	0.5
Preferred dividends	—	—	(21.0)	(21.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	16.8	141.9	(116.5)	42.2
Add back (less):
Interest expense	92.8	—	68.0	160.8
Loss on early extinguishment of debt	2.4	—	—	2.4
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	43.0	—	43.0
Depreciation and amortization	132.7	—	—	132.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.8	—	2.8
Provision for (benefit from) income taxes	22.6	—	(0.1)	22.5
Kennedy Wilson's share of taxes included in unconsolidated investments	—	1.9	—	1.9
Fees eliminated in consolidation	(0.4)	0.4	—	—
EBITDA adjustments attributable to noncontrolling interests	(6.6)	—	—	(6.6)
Preferred dividends	—	—	21.0	21.0
Share-based compensation	—	—	21.7	21.7
Adjusted EBITDA(1)	$260.3	$190.0	$(5.9)	$444.4
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net (loss) income to common shareholders was a loss of $94.0 million and income of $42.2 million for the nine months ended September 30, 2023 and 2022, respectively.
    Adjusted EBITDA was $319.2 million and $444.4 million for the nine months ended September 30, 2023 and 2022, respectively.

    The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders and Adjusted EBITDA is primarily due to a decrease in fair values and performance allocations (which is slightly offset by higher gains on sale of real estate, net for the nine months ended September 30, 2023) and higher preferred dividends due to the issuance of preferred stock. These decreases were offset by higher interest income and fees earned on our debt platform as detailed below and higher levels of NOI generated from the Shelbourne Hotel as compared to the same period in 2022 (given the higher volume of travel post pandemic and a one-time event held during the period in Dublin).

Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. However, this was offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) that the Company put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.3%, which reflects an approximate 70 basis point savings over contractual interest rates.
    Operational Highlights
    Same store property highlights for the nine months ended September 30, 2023 include:
•For our 15,648 same property multifamily units for the nine months ended September 30, 2023 as compared to the prior period:
◦occupancy decreased to 93.6% from 94.2%
◦net operating income increased by 3.3%
◦total revenues increased by 4.1%
•For 4.3 million square feet of same property office real estate for the nine months ended September 30, 2023 as compared to the prior period:
◦occupancy increased to 94.7% from 93.7%
◦net operating income increased by 1.0%
◦total revenues increased by 1.3%
•Investment Transactions
◦Consolidated Portfolio:
▪sold (i) a 49% interest in two previously wholly-owned market-rate multifamily properties totaling 790 units for a gross valuation of $228 million ($112 million at the Company’s share) into an existing joint venture platform managed by the Company; (ii) a previously wholly-owned 293-unit multifamily asset into our VHH platform for a gross valuation of $49 million; and (iii) the sale of a consolidated multifamily property owned with a partner which resulted in a gain of $37.6 million (Company's share of which was $20.1 million). These sales generated net gains of approximately $115 million for the Company. The Company also made progress on its non-core asset sale program by selling sixteen UK retail assets, two retail asset in Western United States, one retail asset in Ireland, one office asset in Italy and Ireland, and one residential and other asset in Hawaii for a total sales price of $185 million which resulted in net gain of approximately $20 million.
◦Co-Investment Portfolio:
▪acquired the Construction Loan Portfolio as described in this report.
▪(i) sold $190 million in industrial and other assets held by funds and joint ventures (the Company’s share of which was 13%); and (ii) was repaid a total of $34.4 million in loan investments previously held by the Company.
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

	Nine Months Ended September 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$4.5	1%	$0.1	—%	$4.6	1%
Net (loss) income	(0.3)	—%	(2.7)	(3)%	(3.0)	(3)%
Adjusted EBITDA	2.7	1%	(2.2)	(1)%	0.5	—%

	Nine Months Ended September 30, 2022
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(12.6)	(3)%	$(0.7)	—%	$(13.3)	(3)%
Net (loss) income	(4.1)	(13)%	(27.5)	(85)%	(31.6)	(98)%
Adjusted EBITDA	(13.5)	(3)%	(28.7)	(6)%	(42.2)	(9)%
    Consolidated Portfolio Segment
    Rental income was decreased to $315.6 million for the nine months ended September 30, 2023 as compared to $324.4 million for the same period in 2022. The $8.8 million decrease is primarily due to asset sales primarily of non-core assets in Europe and Western United States. These decreases have been offset by the acquisition of multifamily properties in the Western United States in the second quarter of 2022 and the lease up of multifamily properties in the Western United States that completed development.
    Hotel income was $42.7 million for the nine months ended September 30, 2023 as compared to $33.2 million for the same period in 2022. The $9.5 million increase is primarily due to increased travel to Dublin, Ireland leading to higher occupancy and ADRs at the Shelbourne Hotel during the nine months ended September 30, 2023 as compared to the same period of the prior year.
Gain on sale of real estate, net was $138.6 million for the nine months ended September 30, 2023 compared to $50.8 million during the same period in 2022. The gain recognized during the nine months ended September 30, 2023 relates to the sale of equity interests in three Western United States multifamily properties into various co-investment platforms which triggered deconsolidation as described above, the sale of a multifamily property in Western United States and the sale of non-core retail assets in the United Kingdom, Ireland and Western United States and a residential investment in the Western United States. These gains are net of $13.8 million of impairments relating to retail assets in the United Kingdom, Ireland and the Western United States that have been identified for sale later this year. The gains recognized during the nine months ended September 30, 2022 relates to non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States.
    Rental expenses increased to $113.7 million for the nine months ended September 30, 2023 as compared to $110.7 million for the nine months ended September 30, 2022. The increase is due to inflationary increases on items like payroll, utilities and insurance.
    Hotel expenses increased to $27.4 million for the nine months ended September 30, 2023 as compared to $20.5 million for the nine months ended September 30, 2022 primarily due to increased level of activity at the Shelbourne Hotel during 2023 as described above.
    Compensation expense increased to $36.4 million for the nine months ended September 30, 2023 as compared to $29.8 million for the nine months ended September 30, 2022 as a result of higher gains on sale of real estate, net for the nine months ended September 30, 2023 compared to the prior period, in addition to lower fair values in the Co-Investment segment which led to allocation of more costs to the Consolidated segment.
General and administrative expenses were $12.7 million for the nine months ended September 30, 2023 as compared to $10.3 million for the nine months ended September 30, 2022. Similar to compensation expense discussed above there was a higher allocation of corporate expenses to the Consolidated segment in the current period due to higher gains on sale and lower fair value gains in the Co-Investment Portfolio.

Depreciation and amortization decreased to $118.3 million during the nine months ended September 30, 2023 as compared to $132.7 million for the nine months ended September 30, 2022 as a result of full amortization of lease intangible assets relating to office acquisitions in prior years.
    Interest expense was $119.0 million for the nine months ended September 30, 2023 as compared to $92.8 million for the same period in 2022. The increase is due to increased levels of consolidated property level debt as well as increases in market interest rates. The increase was offset by $10.6 million that we received on interest rate derivative contracts that paid out during the nine months ended September 30, 2023 and increases in fair value of interest rate derivatives recorded to other income which is discussed below.
Other income was $7.1 million for the nine months ended September 30, 2023 as compared to $29.7 million for the nine months ended September 30, 2022. We had mark to market fair value gains of $6.9 million on the Company's undesignated interest rate caps and swap contracts for the nine months ended September 30, 2023 as compared to $33.0 million in the prior period. The prior period had higher fair value gains due to an expectation of higher rates and a longer term associated with the derivative contracts. The current period the gains are lower due to limited future rate hikes anticipated and the contracts being closer to maturity. We have entered into these undesignated contracts to hedge against rising interest rates.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the nine months ended September 30, 2023, we had fees recorded through revenues of $45.6 million as compared to $33.5 million from the same period in 2022. During the nine months ended September 30, 2023, the increase primarily related to a $7.9 million arrangement fee that was earned from Pacific Western Bank for facilitating the Construction Loan Portfolio closing. We also had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of our global debt platform and Western United States multifamily separate accounts. Performance allocations are recorded as part of income from unconsolidated investments and discussed below.
Loan income increased to $14.5 million during the nine months ended September 30, 2023 as compared to $8.0 million for the same period in 2022. These amounts represent interest income on our share of loan investments within our global real estate debt platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our debt platform are floating rate loans. These increases were offset by a $2.5 million general reserve that we recorded on our loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the nine months ended September 30, 2023 and the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
Revenue
Rental	$186.7	$167.8
Hotel	4.6	—
Sale of real estate	11.7	50.4
Total revenue	203.0	218.2

Fair value/other adjustments	(76.6)	74.9
Performance allocations	(36.2)	0.5

Gain (loss) on sale of real estate, net	—	4.9

Expenses
Rental	59.7	49.6
Hotel	7.8	—
Cost of real estate sold	6.5	39.4
Depreciation and amortization	2.4	2.9
Total expenses	76.4	91.9

Interest expense	(68.9)	(42.9)
Other loss	(14.9)	(13.4)
Benefit from (provision for) income taxes	0.3	(1.9)
(Loss) income from unconsolidated investments	$(69.7)	$148.4

The decrease in income from unconsolidated investments is primarily due to the following:

During the nine months ended September 30, 2023, we recorded fair value decreases with respect to: (i) office properties in Western United States, Ireland and United Kingdom due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland because of increased interest rates leading to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and write down of our investment in Zonda due to decrease in operations; and (iv) a national co-working office tenant no longer paying rent on a building that we hold a 10% ownership interest in. These fair value decreases were offset by (i) fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating. Gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019) and the resyndication of a property and the sale of retail units at one of its properties and (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects.

During the nine months ended September 30, 2023, we recorded a $36.2 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in performance allocations on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in performance allocations on our European commingled fund due to the increase in value associated with an investment held by such fund. There is no performance allocation structure relating to our investment in VHH.

During the nine months ended September 30, 2022, we recorded fair value gains that we recorded on our fixed rate mortgages that are secured by certain properties, primarily related to having long term fixed rate debt that is at substantially lower rates than the current market rates as a result of higher base rates and spreads in today's financing market. Such increases, however, were offset by a slight reduction in real estate fair values, including the impact of foreign currency exchange rates.

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

Expenses
Co-Investment Portfolio expenses decreased to $26.1 million for the nine months ended September 30, 2023 as compared to $48.0 million during the prior period. The decrease compared to the prior period was primarily due to the Co-Investment segment had lower compensation allocated in the current period as it had significantly lower fair value gains and performance allocations in the current year as compared to the prior period.
    Corporate
Expenses decreased to $43.5 million for the nine months ended September 30, 2023 as compared to $45.3 million for the nine months ended September 30, 2022 due to lower discretionary bonus compensation expense for the nine months ended September 30, 2023.
    Interest expense was $73.5 million for the nine months ended September 30, 2023 as compared to $68.0 million for the same period in 2022. For the nine months ended September 30, 2023 we had higher corporate debt balances outstanding due to higher average balance drawn on the line of credit. Additionally, the interest rate of our line of credit was higher for the nine months ended September 30, 2023 as compared to the same period in 2022 which also contributed to the increase in interest expense. The increase in interest expense was offset by $5.4 million that we received on interest rate derivative contracts that paid out during the nine months ended September 30, 2023 recorded to other income which is discussed below

Other income increased to $17.4 million for the nine months ended September 30, 2023 as compared to $16.4 million for the same period in 2022. During the nine months ended September 30, 2023, we recorded mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure of $12.4 million as compared to $15.8 million in nine months ended September 30, 2022. For the nine months ended September 30, 2023 we received $3.3 million of interest income on bank deposits due to rising interest rates as compared to $0.7 million in the prior period. The Company also recorded realized foreign exchange gains of $1.3 million for the nine months ended September 30, 2023 with minimal activity in the prior period primarily due to declines in the euro on portion of the line of credit that was drawn in euros.

Our income tax benefit was $13.3 million for the nine months ended September 30, 2023 as compared to income tax expense of $22.5 million for the same period in 2022. The decrease in income tax expense is primarily attributable to a $144.0 million decrease in worldwide pre-tax book income in 2023 as compared to the same period in the prior year. Our effective tax rate for the nine months ended September 30, 2023 was 22.6% as compared to an effective tax rate of 26.4% for the same period in 2022. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and certain non-deductible interest expense in the United Kingdom, as well as income allocated to noncontrolling interests which is non-taxable. During the nine months ended September 30, 2023, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased as a result of KWE realizing higher tax losses than book losses on the disposition of real estate and fair value gains not recognized for tax.
    Other Comprehensive Income
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(94.0)	$42.2
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	(7.1)	(145.7)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	(0.8)
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	9.9	60.0
Unrealized gain on interest rate swaps	—	5.2
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(91.2)	$(39.1)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2023 and 2022 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2023	2022
Euro	(1.2)%	(13.9)%
GBP	0.9%	(17.6)%

Comprehensive loss, net of taxes and noncontrolling interests, for the nine months ended September 30, 2023 and 2022 was loss of $91.2 million and $39.1 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to weakening of the euro against the U.S Dollar which was offset by the GBP gaining against the U.S Dollar. Hedge gains were due to hedges that KWE had against euro denominated assets as the euro declined against GBP which was slightly offset by hedges held by the Company on GBP denominated investments. In the prior period, the Company also had interest rate swap contracts to swap some of its variable rate loans to fixed rate terms which resulted in unrealized gains on interest rate swaps from anticipation of further interest rate hikes. For the nine months ended September 30, 2023, the Company has not designated any of its interest rate swaps and changes in fair value have gone through other income as opposed to other comprehensive income.

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

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Also, in May 2022, we established an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the nine months ended September 30, 2023, the Company issued 1.7 million shares at a weighted average price of $18.07 per share for net proceeds of $29.9 million under our ATM Program. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of September 30, 2023, we and our consolidated subsidiaries had $330.9 million ($110.6 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $100.2 million and had $354.3 million of availability under our revolving credit facility ($145.7 million outstanding as of September 30, 2023). As of September 30, 2023, we have $64.8 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio.

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

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, ongoing issues affecting regional and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. In addition to such market conditions, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In October of 2022, S&P placed us on negative CreditWatch due to a slowdown in investment transaction activity leading to elevated leverage and in February 2023, S&P downgraded us to ‘BB’ from ‘BB+’ and maintained their negative CreditWatch. Additionally, S&P downgraded the KWE Notes to ‘BB+’ from ‘BBB-’ and the KWI Notes to ‘BB-’ from ‘BB’. These ratings and downgrades thereof may impact our ability to access the debt market in the future at desired terms or at all. Please also see Part I. Item 1A. Risk Factors to our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factors disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of September 30, 2023, we had 1,462 multifamily units and 0.4 million commercial rentable square feet we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $592 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2023, we had incurred $485 million of costs to date and expect to spend an additional $136 million to develop to completion or complete the entitlement process on these projects. Of the $136 million of remaining costs to complete, we currently expect $32 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 1,765 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $12.4 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	Commercial Sq. Ft.	MF Units	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Nor. California	Multifamily	38° North Phase II(5)	Under Construction	2023	2024	—	172	73	55	18
Ireland(3)	Office	Coopers Cross(6)	Under Construction	2023	2025	395,000	—	162	145	17
Mountain West	Multifamily	Dovetail(5)	Under Construction	2024	2024	—	240	56	50	6
Mountain West	Multifamily	Oxbow(6)	Under Construction	2024	2024	—	268	41	35	6
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2024	2024	—	210	60	40	20
Nor. California	Multifamily	38° North Phase III(5)	Under Construction	2024	2024	—	30	13	4	9
Ireland(3)	Mixed-Use	The Cornerstone(6)	Under Construction	2024	2025	20,000	232	67	56	11
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	2025	—	310	120	71	49
So. California	Multifamily	Gateway @ The Oaks(5)	In Planning	TBD	TBD	—	TBD	TBD	11	TBD
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	—	TBD	TBD	18	TBD
	Total					415,000	1,462	$592	$485	$136
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $32 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.00 = $1.06 USD, and £1.00 = $1.22 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have nine assets that comprise 0.9 million commercial square feet, 758 multifamily units and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $34.7 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Hotel Rooms	Leased %	KW Est. Costs to Complete(1)

The Oaks	Consolidated	Southern California	Office	100%	1	357,000	—	—	83	$4.2
The Heights Building 4	Co-Investment	United Kingdom(2)	Office	51%	1	80,000	—	—	43	—
Kona Village	Co-Investment	Hawaii	Hotel	50%	1	—	—	150	—	3.6
Coopers Cross	Co-Investment	Ireland(2)	Multifamily	50%	1	—	471	—	11	1.3
Grange	Co-Investment	Ireland(2)	Multifamily	50%	1	—	287	—	27	1.3
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	—	—
Hamilton Landing H4 & H7	Consolidated	Northern California	Office	100%	1	118,000	—	—	34	7.2
Various	Consolidated	United Kingdom(2)	Office	100%	2	281,000	—	—	34	17.1
		Total Lease-Up			9	890,000	758	150	52%	$34.7
Note: The table above excludes minority-held totaling 1.0 million commercial sq. ft.

(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.06 USD, and £1.00 = $1.22 USD related to NOI.

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of September 30, 2023, we had $131.4 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the nine months ended September 30, 2023 and 2022 the Company recorded $7.0 million and $6.9 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the nine months ended September 30, 2023 and 2022, the Company recorded $(5.5) million and $3.2 million, respectively related to this program.

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

One of our office properties in our Consolidated Portfolio located in Bellevue, Washington (the third largest asset by our share of net operating income), is made up of two tenants. As previously discussed in our annual report for the year ended December 31, 2022, one tenant vacated its space upon the expiration of its lease (October 2023). The other tenant still occupies its space and is current on all obligations under its lease (lease termination option in January 2025). We are working on securing new leases at the property, however, there is no assurance that we will be able to do so at favorable terms or at all. In addition, we and our partner recently brought a lawsuit against a national co-working office tenant that recently stopped paying rent with respect to its tenancy at one of our office properties that we manage and hold a 10% ownership interest in. Amongst other claims, we and our partner are pursuing the collection of all rent, expenses and charges under the lease that runs through 2036 and the guarantee that was executed by such tenant’s parent company. The legal proceeding is still pending and there can be no assurance that we will be able to secure a favorable outcome. The office property sits in our Co-Investment Portfolio and our investment in the property is accounted for under fair value method accounting. Please also see our discussion of the results of the three months and nine months ended September 30, 2023 below for additional information with respect to our investment in this property as it relates to the changes in fair value during such periods.
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Net cash used in operating activities	$(2.7)	$(4.7)
Net cash used in investing activities	(20.6)	(358.8)
Net cash (used in) provided by financing activities	(88.0)	307.3
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $2.7 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively. The change was due to the timing of collections on receivables as well as payment of items like insurance and leasing commissions. We also received a $7.9 million fee for the arrangement of the Construction Loan Portfolio in the nine months ended September 30, 2023.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash used in investing activities totaled $20.6 million for the nine months ended September 30, 2023. We received $282.6 million from the sale of equity interests in three multifamily properties in the Western United States to equity partners, the sale of a multifamily property to a third party and from non-core retail assets in the United Kingdom, Ireland and Western United States. We received $49.6 million in investing distributions from our co-investments primarily from resyndications and refinancings at VHH and the sale of assets in our commingled funds primarily in the United Kingdom. The acquisition of the Loan Portfolio from Pacific Western Bank, loan draws and our share of new loans issued as part of our bridge debt platform totaled $129.6 million. We received $40.8 million of proceeds from repayments on loans issued. We spent $146.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $120.9 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform.
    Net cash used in investing activities totaled $358.8 million for the nine months ended September 30, 2022. We received $267.7 million from the sale of non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States. We received $142.0 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds and financing distributions from multifamily properties in Ireland. Our share of new loans issued as part of our global debt platform was $39.0 million and we received $28.4 million of proceeds from repayments on loans issued. During the nine months ended September 30, 2022 we acquired $408.5 million of consolidated real estate assets including Waverly Gate an office building in Scotland and four multifamily properties in the Mountain West. We spent $109.3 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $327.6 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform, commingled funds and Western United States multifamily separate accounts.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $88.0 million for the nine months ended September 30, 2023. We received $198.0 million of net proceeds from the issuance of preferred stock and warrants to Fairfax as described above. The Company received net proceeds of $29.9 million from the issuance of common shares under its ATM program. We drew $50.0 million on our revolving line of credit and repaid $185.0 million on our revolving line of credit during the nine months ended September 30, 2023. Kennedy Wilson received proceeds of $370.8 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $386.8 million of mortgage debt. During the nine months ended September 30, 2023, we paid common dividends of $102.5 million and preferred dividends of $23.6 million and we repurchased $13.4 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At September 30, 2023, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,836.0	$123.1	$851.3	$743.4	$1,118.2
Senior notes(3) (4)	1,800.0	—	—	—	1,800.0
Credit Facility(4)	145.7	—	145.7	—	—
KWE Unsecured bonds(4) (5)	502.3	—	502.3	—	—
Total borrowings	5,284.0	123.1	1,499.3	743.4	2,918.2
Operating leases	10.4	0.5	2.2	2.2	5.5
Ground leases(8)	26.2	0.1	0.4	0.4	25.3
Total contractual cash obligations(7)	$5,320.6	$123.7	$1,501.9	$746.0	$2,949.0
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $41.3 million; 1-3 years - $408.7 million; 4-5 years - $132.4 million; After 5 years - $130.4 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2023.
(2) Excludes $0.9 million of net unamortized debt discount on mortgage debt.
(3) Excludes $3.3 million of net unamortized debt premium on senior notes.
(4) Excludes $34.5 million of unamortized loan fees.
(5) Excludes $1.1 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $123.5 million; 1-3 years - $1,479.6 million; 4-5 years - $745.0 million; After 5 years - $2,876.3 million.
(7) Table above excludes $236.9 million unfulfilled capital commitments to our unconsolidated and fund investments and $93.2 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.6 million, $600.0 million and $601.7 million at September 30, 2023.
    KWE Notes

As of September 30, 2023, KWE has notes outstanding ("KWE Notes") of $502.4 million (based on September 30, 2023 rates), have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.

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

    The Company has $145.7 million outstanding on the Second A&R Facility with $354.3 million available to be drawn as of September 30, 2023.
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
    The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things (including the limitations set forth in the preceding paragraph) requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2023, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of September 30, 2023, the Company was in compliance with these covenants.

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
    As of September 30, 2023, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of September 30, 2023, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $145.0 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of September 30, 2023, we had unfulfilled capital commitments totaling $236.9 million to our joint venture investments and $93.2 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $66.8 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2023 dated back through 2019.

	Three Months Ended September 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(64.1)	$23.6	$72.5	$(19.7)	$19.4
Non-GAAP Adjustments
Add back:
Interest expense	64.2	57.1	45.3	50.8	51.8
Loss on early extinguishment of debt	—	1.3	—	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	25.8	16.6	11.2	7.5	7.7
Depreciation and amortization	38.8	46.1	39.2	44.3	46.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	0.8	1.1	1.7	2.1
(Benefit from) provision for income taxes	(19.7)	13.9	30.6	(12.8)	10.2
Kennedy Wilson's share of taxes included in unconsolidated investments	(0.6)	1.9	—	—	—
Share-based compensation	7.3	7.3	6.9	7.6	6.3
EBITDA attributable to noncontrolling interests	(19.3)	(2.7)	(4.1)	(3.1)	(1.4)
Adjusted EBITDA(1)	$33.2	$165.9	$202.7	$76.3	$142.5
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(45.5)	$62.7	$292.1	$(64.7)	$162.2
Non-GAAP Adjustments
Add back:
Interest expense	192.5	160.8	141.4	150.0	162.8
Loss on early extinguishment of debt	1.6	2.4	38.6	1.3	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	68.9	43.0	28.0	24.7	23.6
Depreciation and amortization	118.3	132.7	125.3	135.1	141.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.4	2.8	4.2	5.2	6.4
(Benefit from) provision for income taxes	(13.3)	22.5	98.2	(10.3)	35.1
Kennedy Wilson's share of taxes included in unconsolidated investments	(0.4)	1.9	—	1.1	—
Share-based compensation	21.7	21.7	21.9	24.5	23.9
EBITDA attributable to noncontrolling interests	(27.0)	(6.1)	(9.2)	(5.8)	(105.7)
Adjusted EBITDA(1)	$319.2	$444.4	$740.5	$261.1	$450.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(64.1)	$23.6	$72.5	$(19.7)	$19.4
Non-GAAP adjustments:
Add back:
Depreciation and amortization	38.8	46.1	39.2	44.3	46.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	0.8	1.1	1.7	2.1
Share-based compensation	7.3	7.3	6.9	7.6	6.3
Preferred dividends	(10.8)	(7.9)	(4.3)	(4.3)	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(18.7)	(1.2)	(3.5)	(2.3)	(0.3)
Adjusted Net (Loss) Income(1)	$(46.7)	$68.7	$111.9	$27.3	$73.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(45.5)	$62.7	$292.1	$(64.7)	$162.2
Non-GAAP adjustments:
Add back:
Depreciation and amortization	118.3	132.7	125.3	135.1	141.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.4	2.8	4.2	5.2	6.4
Share-based compensation	21.7	21.7	21.9	24.5	23.9
Preferred dividends	(27.1)	(21.0)	(12.9)	(12.9)	—
Net income attributable to the noncontrolling interests, before depreciation and amortization	(25.2)	(3.4)	(7.1)	(3.1)	(101.4)
Adjusted Net Income(1)	$44.6	$195.5	$423.5	$84.1	$232.8
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2023	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(64.1)	$(74.0)	$(45.5)	$(69.7)
Less: Benefit from income taxes	(19.7)	(0.5)	(13.3)	(0.3)
Add: Loss from unconsolidated investments	74.0	—	69.7	—
Less: Gain on sale of real estate, net(1)	(30.4)	—	(138.6)	—
Add: Interest expense	64.2	25.9	192.5	68.9
Add: Loss on early extinguishment of debt	—	—	1.6	—
Less: Other (income) loss	(3.2)	9.2	(24.5)	14.9
Less: Sale of real estate(1)	—	(1.2)	—	(11.7)
Less: Investment management and property services	(16.2)	17.9	(47.2)	36.2
Less: Loans	(6.1)	—	(14.5)	—
Add: Cost of real estate sold(1)	—	0.7	—	6.5
Add: Compensation and related	23.8	—	77.0	—
Add: Share-based compensation	7.3	—	21.7	—
Add: Performance allocation expense	(6.0)	—	(5.5)	—
Add: General and administrative	8.4	—	25.5	—
Add: Depreciation and amortization	38.8	0.8	118.3	2.4
Add: Fair value adjustments	—	61.8	—	76.6
Less: NCI adjustments	(2.0)	—	(5.9)	—
Net Operating Income	$68.8	$40.6	$211.3	$123.8

2022	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$23.6	$12.3	$62.7	$148.4
Add: Provision for income taxes	13.9	1.9	22.5	1.9
Less: Income from unconsolidated investments	(12.3)	—	(148.4)	—
Less: Gain on sale of real estate, net(1)	(37.0)	(4.9)	(50.8)	(4.9)
Add: Interest expense	57.1	16.4	160.8	42.9
Add: Loss on early extinguishment of debt	1.3	—	2.4	—
Less: Other (income) loss	(36.7)	4.1	(46.1)	13.4
Less: Sale of real estate(1)	—	(15.3)	—	(50.4)
Less: Loans	(3.0)	—	(8.0)	—
Less: Investment management and property services	(11.7)	18.0	(34.8)	(0.5)
Add: Cost of real estate sold(1)	—	11.0	—	39.4
Add: Compensation and related	26.5	—	82.0	—
Add: Share-based compensation	7.3	—	21.7	—
Add: Performance allocation expense	(6.6)	—	3.2	—
Add: General and administrative	9.2	—	26.5	—
Add: Depreciation and amortization	46.1	0.9	132.7	2.9
Less: Fair value adjustments	—	(4.7)	—	(74.9)
Less: NCI adjustments	(1.9)	—	(4.8)	—
Net Operating Income	$75.8	$39.7	$221.6	$118.2
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-

operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$72.5	$143.1	$292.1	$213.9
Add: Provision for income taxes	30.6	—	98.2	—
Less: Income from unconsolidated investments	(143.1)	—	(213.9)	—
Less: Gain on sale of real estate, net(1)	(15.0)	—	(417.0)	3.1
Add: Interest expense	45.3	11.2	141.4	27.9
Add: Loss on early extinguishment of debt	—	—	38.6	—
Less: Other (income) loss	(0.3)	5.0	3.7	12.4
Less: Sale of real estate(1)	—	(15.1)	—	(34.2)
Less: Loans	(2.4)	—	(6.2)	—
Less: Investment management and property services	(9.7)	(46.3)	(27.1)	(62.0)
Add: Cost of real estate sold(1)	—	14.4	—	31.4
Add: Compensation and related	30.4	—	98.4	—
Add: Share-based compensation	6.9	—	21.9	—
Add: Performance allocation expense	2.9	—	3.2	—
Add: General and administrative	8.9	—	24.7	—
Add: Depreciation and amortization	39.2	1.2	125.3	4.5
Less: Fair value adjustments	—	(78.9)	—	(109.1)
Less: NCI adjustments	(1.6)	—	(4.9)	—
Net Operating Income	$64.6	$34.6	$178.4	$87.9
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(19.7)	$14.9	$(64.7)	$45.0
Add: (Benefit from income taxes) provision for income taxes	(12.8)	—	(10.3)	1.0
Less: Income from unconsolidated investments	(14.9)	—	(45.0)	—
Less: (Gain) loss on sale of real estate, net(1)	(4.0)	6.7	(47.7)	7.3
Add: Interest expense	50.8	7.5	150.0	24.8
Add: Loss on early extinguishment of debt	—	—	1.3	—
Add: Other loss	0.7	5.0	2.9	9.8
Less: Sale of real estate(1)	—	(0.4)	—	(3.2)
Less: Loans	(1.3)	—	(1.5)	—
Less: Investment management and property services	(8.9)	1.3	(25.2)	2.5
Add: Cost of real estate sold(1)	—	0.5	—	4.3
Add: Compensation and related	18.7	—	60.4	—
Add: Share-based compensation	7.6	—	24.5	—
Add: Performance allocation expense	—	—	0.2	—
Add: General and administrative	8.6	—	26.1	—
Add: Depreciation and amortization	44.3	1.7	135.1	5.1
Less: Fair value adjustments	—	(13.4)	—	(20.1)
Less: NCI adjustments	(1.5)	—	(4.8)	—
Net Operating Income	$67.6	$23.8	$201.3	$76.5

2019	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$19.4	$84.0	$162.2	$131.6
Add: Provision for income taxes	10.2	—	35.1	—
Less: Income from unconsolidated investments	(84.0)	—	(131.6)	—
Less: Gain on sale of real estate, net(1)	(6.3)	(51.1)	(252.4)	(53.5)
Add: Interest expense	51.8	7.7	162.8	23.8
Add: Other loss	5.2	2.4	9.4	4.8
Less: Sale of real estate(1)	—	(5.4)	(1.1)	(20.8)
Less: Investment management and property services	(9.6)	(17.6)	(27.3)	(25.0)
Add: Cost of real estate sold(1)	—	5.1	1.2	19.3
Add: Compensation and related	29.3	—	84.0	—
Add: Share-based compensation	6.3	—	23.9	—
Add: General and administrative	8.4	—	30.2	—
Add: Depreciation and amortization	46.4	2.1	141.7	6.4
Less: Fair value adjustments	—	(7.4)	—	(30.8)
Less: NCI adjustments	(1.9)	—	(8.0)	—
Net Operating Income	$75.2	$19.8	$230.1	$55.8
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

	September 30, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$164.0	$—	$166.9	$330.9
Real estate	4,849.6	—	—	4,849.6
Unconsolidated Investments	—	2,232.7	—	2,232.7
Loan purchases and originations	—	238.0	—	238.0
Accounts receivable and other assets	131.7	—	127.4	259.1
Total Assets	$5,145.3	$2,470.7	$294.3	$7,910.3

Accounts payable and accrued expenses	150.9	—	456.2	607.1
Mortgage debt	2,821.2	—	—	2,821.2
KW unsecured debt	—	—	1,928.9	1,928.9
KWE bonds	500.8	—	—	500.8
Total Liabilities	3,472.9	—	2,385.1	5,858.0

Equity	1,672.4	2,470.7	(2,090.8)	2,052.3
Total liabilities and equity	$5,145.3	$2,470.7	$294.3	$7,910.3

	December 31, 2022
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$316.7	$—	$122.6	$439.3
Real estate	5,188.1	—	—	5,188.1
Unconsolidated Investments	—	2,238.1	—	2,238.1
Loan purchases and originations	—	149.4	—	149.4
Accounts receivable and other assets	135.1	—	121.8	256.9
Total Assets	$5,639.9	$2,387.5	$244.4	$8,271.8

Accounts payable and accrued expenses	156.6	—	517.8	674.4
Mortgage debt	3,018.0	—	—	3,018.0
KW unsecured debt	—	—	2,062.6	2,062.6
KWE bonds	506.4	—	—	506.4
Total Liabilities	3,681.0	—	2,580.4	6,261.4

Equity	1,958.9	2,387.5	(2,336.0)	2,010.4
Total liabilities and equity	$5,639.9	$2,387.5	$244.4	$8,271.8
Same property analysis
    The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
    The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Same Property		Same Property
	Revenue	NOI(6)	Revenue	NOI(6)
Consolidated
Rental Revenues	$102.4	$102.4	$110.9	$110.9
Hotel Revenues	16.6	16.6	14.0	14.0
Rental (Expenses)	—	(38.4)	—	(38.6)
Hotel (Expenses)	—	(9.8)	—	(8.6)
Consolidated Total	119.0	70.8	124.9	77.7
Less: NCI adjustments (1)	(3.6)	(2.2)	(3.2)	(2.0)
Add: Unconsolidated investment adjustments (2)	46.6	32.8	44.6	31.8
Add: Above/below market rents	(0.4)	(0.4)	(1.0)	(1.0)
Less: Reimbursement of recoverable operating expenses	(9.3)	—	(7.3)	—
Less: Properties bought and sold (3)	(5.3)	(2.7)	(12.7)	(7.7)
Less: Other properties excluded (4)	(25.7)	(12.0)	(28.5)	(15.2)
Other Reconciling Items (5)	0.4	0.4	1.2	1.4
Same Property	$121.7	$86.7	$118.0	$85.0

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI(6)	Revenue	NOI(6)
Commercial - Same Property	$31.8	$27.3	$31.6	$27.4
Multifamily Market Rate Portfolio - Same Property	75.9	50.0	73.2	48.7
Multifamily Affordable Portfolio - Same Property	14.0	9.4	13.2	8.9
Same Property	$121.7	$86.7	$118.0	$85.0

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Same Property		Same Property
	Revenue	NOI(6)	Revenue	NOI(6)
Consolidated
Rental Revenues	$315.6	$315.6	$324.4	$324.4
Hotel Revenues	42.7	42.7	33.2	33.2
Rental (Expenses)	—	(113.7)	—	(110.7)
Hotel (Expenses)	—	(27.4)	—	(20.5)
Consolidated Total	358.3	217.2	357.6	226.4
Less: NCI adjustments (1)	(9.3)	(5.7)	(8.8)	(5.2)
Add: Unconsolidated investment adjustments (2)	130.4	92.5	123.7	89.3
Add: Above/below market rents	(1.3)	(1.3)	(2.9)	(2.9)
Less: Reimbursement of recoverable operating expenses	(25.4)	—	(20.9)	—
Less: Properties bought and sold (3)	(42.7)	(28.8)	(55.0)	(39.4)
Less: Other properties excluded (4)	(76.3)	(36.2)	(72.6)	(37.3)
Other Reconciling Items (5)	(2.6)	0.4	(1.9)	0.9
Same Property	$331.1	$238.1	$319.2	$231.8

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Office - Same Property	$89.4	$76.7	$88.4	$75.9
Multifamily Market Rate Portfolio - Same Property	202.1	135.1	194.1	130.8
Multifamily Affordable Portfolio - Same Property	39.6	26.3	36.7	25.1
Same Property	$331.1	$238.1	$319.2	$231.8
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
(6) Excludes above/below market rents from the same property population, as they are representative of non-cash purchase price accounting income.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
    Our primary market risk exposure relates to: changes in interest rates in connection with our short-term borrowings and fluctuations in foreign currency exchange rates in connection with our foreign operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2023, 78% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 0% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $0.1 million increase in interest expense or $0.9 million of interest expense savings during 2023 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.47% and approximately 1.7 years, respectively, as of September 30, 2023.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2023. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2023. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	As of September 30, 2023
Interest rate sensitive assets
Cash and cash equivalents	$330.9	$—	$—	$—	$—	$—	$330.9	$330.9
Average interest rate	1.82%	—%	—%	—%	—%	—%	1.82%	—
Fixed rate receivables	2.2	0.3	8.8	—	2.0	6.1	19.4	17.6
Average interest rate	13.00%	4.42%	6.89%	—%	10.00%	6.49%	6.70%	—
Variable rate receivables	49.8	66.0	91.2	11.0	0.6	—	218.6	208.0
Average interest rate	10.17%	10.78%	10.14%	13.15%	7.36%	—%	2.87%	—
Total	$382.9	$66.3	$100.0	$11.0	$2.6	$6.1	$568.9	$556.5
Weighted average interest rate	2.97%	10.75%	9.86%	13.15%	9.36%	6.49%	2.39%
Interest rate sensitive liabilities
Variable rate borrowings	$70.7	$60.8	$217.5	$324.3	$240.1	$250.3	$1,163.7	$1,144.6
Average interest rate	6.35%	6.35%	6.56%	7.16%	7.56%	6.88%	6.98%	—
Fixed rate borrowings	51.0	38.7	649.6	180.7	161.0	3,039.3	4,120.3	3,464.2
Average interest rate	2.97%	3.99%	3.34%	3.49%	3.86%	4.48%	4.21%	—
Total	$121.7	$99.5	$867.1	$505.0	$401.1	$3,289.6	$5,284.0	$4,608.8
Weighted average interest rate	4.93%	5.43%	4.15%	5.85%	6.07%	4.66%	4.82%

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
    Approximately 37% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of September 30, 2023, we have hedged 93% of the net asset carrying value of our euro denominated investments and 91% of the net asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $20.8 million or decrease by $22.4 million, respectively. If rates increase or decrease by 10% we would have an increase of $40.5 million and a decrease of $45.9 million, respectively.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
July 1 - July 31, 2023	—	$—	24,167,472	$131,389,271
August 1 - August 31, 2023	—	—	24,167,472	131,389,271
September 1 - September 30, 2023	—	—	24,167,472	131,389,271
Total	—	$—	24,167,472	$131,389,271
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 6.Exhibits

Exhibit No.	Description	Location
10.1†	Separation and Consulting Agreement by and among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc. and Mary L. Ricks, dated as of September 14, 2023.	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on September 14, 2023

10.2†	Employment Agreement, dated September 29, 2023, by and among Kennedy-Wilson Inc., Kennedy-Wilson Holdings, Inc. and William J. McMorrow.	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on September 29, 2023

10.3†	Employment Agreement, dated September 29, 2023, by and among Kennedy-Wilson Inc., Kennedy-Wilson Holdings, Inc. and Justin Enbody.	Incorporated by reference to Exhibit 10.2 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on September 29, 2023

10.4†	Employment Agreement, dated September 29, 2023, by and among Kennedy-Wilson Inc., Kennedy-Wilson Holdings, Inc. and Matthew Windisch.	Incorporated by reference to Exhibit 10.3 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on September 29, 2023

10.5†	Employment Agreement, dated September 29, 2023, by and among Kennedy-Wilson Inc., Kennedy-Wilson Holdings, Inc. and Kent Y. Mouton.	Incorporated by reference to Exhibit 10.4 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on September 29, 2023

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith
†Management Contract, Compensation Plan or Agreement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 2, 2023	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)