Form 10-K
period 2023-12-31
Kennedy-Wilson Holdings, Inc.
filed 2024-02-22
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Based on the last sale at the close of business on June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,716,285,368.

The number of shares of common stock outstanding as of February 21, 2024 was 138,977,698.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 6, 2024, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

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

PART I

Item 1.    Business
Company Overview
Kennedy Wilson is a global real estate investment company. We own, operate and develop high-quality real estate across markets in the Western United States, the United Kingdom and Ireland with the objective of generating long-term risk-adjusted returns for our shareholders and partners. In addition to owning and managing real estate assets, we have a growing global debt platform primarily focused on construction lending secured by high-quality multifamily and student housing properties throughout the United States. As of December 31, 2023, our 259 employees, managed a total of $24.5 billion of Real Estate Assets Under Management ("AUM"), which includes 37,644 multifamily units (including 3,824 units under lease up or in process of being developed), 10.9 million office square feet, 11.4 million industrial square feet and 3.0 million retail square feet (including 2.3 million square feet under lease up or in process of being developed), and $1.8 billion of development, residential and other. For the year ended December 31, 2023, the $22.8 billion of operating properties within our AUM as of December 31, 2023 produced total revenue of $1.8 billion (KW's share of which was $736.0 million) compared to $20.5 billion of operating properties as of December 31, 2022 with total revenue of $1.4 billion (KW's share of which was $706.0 million) during the same period in 2022. In addition, as of December 31, 2023, we held interests in 101 real estate loans in our global debt platform, 85% of which have floating interest rates (average interest rate of 9.4% per annum) and an unpaid principal balance of $4.9 billion (of which our share was $263.0 million). Our global team, located primarily in offices throughout the United States, the United Kingdom and Ireland, also managed the consummation of $283.2 million of gross acquisitions and $2.3 billion of loan investments, which includes $2.1 billion relating to loans acquired in our newly formed Construction Loan Portfolio, (KW's ownership interest of 18% and 5%, respectively) and $823.1 million of gross dispositions and $614.8 million of loan repayments (KW's ownership interest of 69% and 6%, respectively) during the year ended December 31, 2023.

Our global real estate portfolio is primarily comprised of multifamily communities (57%), commercial properties (35%), loans (6%) and hotel and other properties (2%) based on our share of net operating income ("NOI"). Geographically, we focus on the Western United States (62%), the United Kingdom (13%) and Ireland (24%). The Mountain West region is our largest global region and includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California.

Our investment activities in our Consolidated Portfolio (as defined below) involve ownership of multifamily units and other real estate asset types in the markets described above. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related loans through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees. As of December 31, 2023, our fee-bearing capital was $8.4 billion, which increased $2.5 billion, or 42.4%, in 2023. During the year ended December 31, 2023, fees recorded through revenues were $61.9 million. In our Co-Investment Portfolio, we are also eligible to earn performance allocations (amounts that are allocated to us on co-investments we manage based on the cumulative performance of the underlying investment). During the year ended December 31, 2023, we recorded a $64.3 million decrease in the accrual (non-cash) for performance allocations primarily related to the fair value decreases. Please see “Fair Value Investments” below for a discussion of our assets held at estimated fair value and our methodology with respect to the same. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.

As of December 31, 2023, the following key metrics of our Consolidated and Co-Investment Portfolio are as follows:

	Consolidated	Co-Investments
AUM (billions)	$10.7	$13.9
Multifamily units - market rate	10,192	15,481
Multifamily units - affordable	—	11,971
Office square feet (millions)	4.4	6.5
Industrial square feet (millions)	—	11.4
Retail square feet (millions)	1.5	1.5
Hotels	1	1
Real estate debt investments - 100% (billions)	$—	$4.9
Real estate debt investments - KW Share (millions)	$—	$263.0

In our Co-Investment Portfolio, 93% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-Investment Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $95.0 million over the next two years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flows from investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.

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

The table below highlights some of the Company's key metrics over the past five years:

	Year Ended December 31,
($ in millions, except fee bearing capital which $ in billions)	2023	2022	2021	2020	2019
Revenue	$562.6	$540.0	$453.6	$454.0	$569.7
Net (loss) income to Kennedy-Wilson Holdings Inc. common shareholders	(341.8)	64.8	313.2	92.9	224.1
Basic (loss) income per share	(2.46)	0.47	2.26	0.66	1.60
Adjusted EBITDA(1)	189.8	591.5	927.9	608.0	728.1
% change	(67.9)%	(36.3)%	52.6%	(16.5)%	—%
Adjusted Net (Loss) Income(1)	(151.3)	264.9	509.0	306.9	442.5
Adjusted Net (Loss) Income annual increase (decrease)	(157.1)%	(48.0)%	65.9%	(30.6)%	—%
Non-cash fair value (losses) gains	(229.3)	114.6	213.5	47.2	64.7
Non-cash performance allocations	(64.3)	(21.1)	117.9	2.7	36.3
Consolidated NOI(1)	274.3	294.2	255.8	262.3	305.2
% change	(6.8)%	15.0%	(2.5)%	(14.1)%	—%
JV NOI(1)	168.3	157.6	124.4	102.5	77.8
% change	6.8%	26.7%	21.4%	31.7%	—%
Fee-bearing capital	8.4	5.9	5.0	3.9	3.0
% change	42.4%	18.0%	28.2%	30.0%	—%
AUM	24.5	23.0	21.6	17.6	18.1
% change	6.5%	6.5%	22.7%	(2.8)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
    The table below highlights some of the Company's balance sheet metrics over the past five years:

(In millions)	As of December 31,
	2023	2022	2021	2020	2019
Balance sheet data:
Cash and cash equivalents	$313.7	$439.3	$524.8	$965.1	$573.9
Total assets	7,712.1	8,271.8	7,876.5	7,329.0	7,304.5
Mortgage debt	2,840.9	3,018.0	2,959.8	2,589.8	2,641.0
KW unsecured debt	1,934.3	2,062.6	1,852.3	1,332.2	1,131.7
KWE unsecured bonds	522.8	506.4	622.8	1,172.5	1,274.2
Kennedy Wilson equity	1,755.1	1,964.0	1,777.6	1,644.5	1,678.7
Noncontrolling interests	43.3	46.4	26.3	28.2	40.5
Total equity	1,798.4	2,010.4	1,803.9	1,672.7	1,719.2
Common shares outstanding	138.7	137.8	138.0	141.4	151.6

The following table shows the historical U.S. federal income tax treatment of the Company’s common stock dividend for the years ended December 31, 2023 through 2019:

	December 31,
	2023	2022	2021	2020	2019
Taxable Dividend	—%	37.81%	—%	27.14%	10.53%
Non-Taxable Return of Capital	100.00%	62.19%	100.00%	72.86%	89.47%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Business Segments

Our operations are defined by two primary business segments: our consolidated investment portfolio (the "Consolidated Portfolio") and our co-investment portfolio (the "Co-Investment Portfolio")
•Our Consolidated Portfolio consists of the investments in real estate and real estate-related assets that we have made and consolidate on our balance sheet. We typically wholly-own the assets in our Consolidated Portfolio.
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations that we earn on our fee bearing capital. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership of 40% as of December 31, 2023.
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
The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of December 31, 2023 and 2022. This table does not include amounts from our corporate segment such as corporate cash and the KWI Notes.

($ in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents(1)	$184.2	$316.7
Real estate and acquired in place lease values	4,837.3	5,188.1
Accounts receivable and other assets, net	146.1	135.1
Total Assets	$5,167.6	$5,639.9

Accounts payable, accrued expenses and other liabilities	154.3	156.6
Mortgage debt	2,840.9	3,018.0
KWE unsecured bonds	522.8	506.4
Total Liabilities	3,518.0	3,681.0

Equity	$1,649.6	$1,958.9
(1)Excludes $129.5 million and $122.5 million as of December 31, 2023 and 2022, respectively, of corporate non-property level cash.
Co-Investment Portfolio
Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds, joint ventures and platforms that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations that we earn on our fee bearing capital. We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 93% and 88%), at our share of the underlying investments as of December 31, 2023 and 2022. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$94.8	$86.9
Real estate and acquired in place lease values	4,619.7	4,319.1
Loan purchases and originations	259.3	158.7
Accounts receivable and other assets, net	227.3	298.0
Total Assets	$5,201.1	$4,862.7

Accounts payable, accrued expenses and other liabilities	125.0	88.0
Mortgage debt	2,759.8	2,387.2
Total Liabilities	2,884.8	2,475.2

Equity	$2,316.3	$2,387.5
Separate accounts
We have several equity partners whereby we act as the general partner and receive investment management fees including acquisition, disposition, financing, construction management and other fees. We also can earn performance allocations if investments exceed certain return hurdles. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these investments. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of December 31, 2023, our weighted average ownership interest in the various joint ventures that we manage was 45%.
Commingled funds
We currently have four closed-end funds that we manage and through which we receive investment management fees and potentially performance allocations. We focus on sourcing investors in the U.S., Europe, Japan and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S.-based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of December 31, 2023, our weighted average ownership interest in the commingled funds that we manage was 13%.
Vintage Housing Holdings ("VHH")
Through our VHH partnership, we acquire and develop income and age restricted properties. See a detailed discussion of this business in the Multifamily section below.
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
As of December 31, 2023, we held investments in 149 multifamily assets that include 10,192 consolidated market rate multifamily apartment units, 15,481 market rate units within our Co-Investment Portfolio and 11,971 affordable units in our VHH platform. The unit counts above include units that are unstabilized and undergoing development. Our largest Western United States multifamily regions are the Mountain West region (which includes our investments in Idaho, Utah, Nevada, Arizona and New Mexico) and the Pacific Northwest (primarily the state of Washington). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

Our ownership interest in VHH is approximately 50%, and VHH acts as the general partner (developer/asset manager) of 57 affordable housing projects totaling 11,971 units (including 11 investments held without a tax credit investor (“tax credit LPs”), and 46 investments held with a tax credit limited partner) as of December 31, 2023. The VHH portfolio includes 10,367 operating units and 1,604 units that are under development or lease up, as of December 31, 2023. When we acquired our interest in VHH in 2015, the portfolio consisted of a total of 5,485 units. All of the VHH platform's units are included in our multifamily unit count discussed throughout this report.

With respect to the assets that are held with tax credit LPs, VHH generally sells 99.9% of the legal ownership interest in the applicable asset to the tax credit LPs, in exchange for cash that is used to build and/or rehabilitate the property. Although legal ownership interests in these assets are sold to the tax credit LPs, VHH continues to receive a majority of the cash flow generated from these assets through deferred developer fees and other fee arrangements and profit splits agreed to between VHH and the tax credit LPs (a commonly used structure by peer companies with similar businesses). This structure results in VHH maintaining on average 75% of the economic ownership interests in the assets across the portfolio.

During the year ended December 31, 2023, we received $59.1 million of proceeds from VHH, including $9.7 million from recurring monthly distributions, $3.2 million from paid developer fees at conversion and $46.2 million from sales and refinancings.

Further, for properties where tax credits are sold to a third party, VHH typically utilizes tax-exempt bond financing to help finance its partnership investments. Typically, VHH will seek a bridge to long-term financing solution, whereby a floating interest rate loan is utilized during the construction and lease-up period and then replaced substantially concurrently upon conversion or stabilization by a long-term, fixed interest rate loan. The typical term for these loan facilities is 17 years.

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of December 31, 2023, we have contributed an additional $157.9 million into VHH and have received $353.5 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $285.9 million as of December 31, 2023. Since we acquired our ownership interests in VHH, we have recorded $320.0 million worth of fair value gains on our investment in VHH, including $51.5 million during the year ended December 31, 2023.

The value of our investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit LPs (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired, assuming, among other factors, an estimated average cap rate at sale from 5.65% to 7.50% with discount rates ranging from 8.10% to 11.00%. Additionally, the value of our investment in VHH is further supported through the application of multiples to VHH’s various streams of annual cash flows using multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow from public company peers. During the year ended December 31, 2023, the various valuation methodologies produced results that are were within 5% from each other.
Commercial
Our investment approach for office acquisitions differs across our various investment platforms. For our Consolidated Portfolio, we have historically looked to invest in large high quality properties with high replacement costs. In our separate account portfolios, our partners have certain characteristics that factor into our investment decision, including, without limitation, location, financing (unencumbered properties) or hold periods. In our commingled funds that we manage, we typically look for opportunities that have a value-add component that can benefit from our asset management expertise. We do not typically own high-rise buildings in city centers and instead look to invest in mid-to-low rise buildings in areas adjacent to city centers and suburban markets. After acquisition, the properties are generally repositioned to enhance market value.
Our industrial portfolio consists mainly of distribution centers located in the United Kingdom, Ireland, Spain and Mountain West regions.

Our retail portfolio has different characteristics based on the geographic markets where the properties are located. In Europe, we have a mixture of high street retail, suburban shopping centers and leisure assets which are mainly located in the United Kingdom, as well as in Dublin and Madrid. In our Western United States retail portfolio, we have investments in shopping centers that are generally grocery anchored.
As of December 31, 2023, we hold investments in 55 office properties totaling over 10.9 million square feet, 115 industrial properties totaling 11.4 million square feet and 13 retail properties totaling 3.0 million square feet, predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated Portfolio held over 4.4 million square feet of office space and 1.5 million square feet of retail space. Our Co-Investment Portfolio held 6.5 million square feet of office space, 11.4 million square feet of industrial space and 1.5 million square feet of retail space.
Development and redevelopment
We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of December 31, 2023, we are actively developing 1,462 multifamily units and 415,000 commercial rentable square feet. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $613.0 million (approximately 91% of which has already been funded), which we expect would be funded through our existing equity, third-party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Over the last five years, we and our partners have completed the development of 4,535 multifamily units (market rate and affordable), 0.2 million square feet of office space (primarily in Dublin, Ireland) and the Kona Village Resort located in in Kona, Hawaii. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report for additional detail on these investments.
Real Estate Debt Investment
We have a global debt platform with multiple partners that has a total current capacity of $10.8 billion with $6.7 billion currently invested or committed to future fundings as of December 31, 2023. Our global debt platform, which includes partners across insurance and sovereign wealth funds, invests across the entire real estate debt capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global debt platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
The Construction Loan Portfolio, the largest portfolio in our global debt platform, consists of variable rate loans that are predominantly secured by high-quality multifamily and student housing properties with the remainder consisting of industrial, hotel, and life science assets throughout the United States. Construction loans typically finance from 50% to 60% of the cost to construct the underlying projects. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance during the construction period, with principal and interest being paid at maturity. The Bridge Loan Portfolio consists of predominantly variable rate loans, with terms that are generally three-years with one or two 12 month extension options. Such bridge loans are secured by multifamily, office, retail, industrial and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by multifamily or office properties in the Western United States.
As of December 31, 2023, we held interests in 101 loans in our global debt platform, 85% of which have floating interest rates, with collateral located in the Western United States and the United Kingdom, with an average interest rate of 9.4% per annum and an unpaid principal balance ("UPB") of $4.9 billion (of which our share was a UPB of $263.0 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of December 31, 2023, our loans had unfulfilled capital commitments totaling $1.8 billion (our share of which was $87.7 million). In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.

As a result of market conditions, we expect more opportunities to arise in acquiring loan portfolios at a discount from their contractual balance due. We underwrite such loan portfolios based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Due to certain prevailing market conditions or other circumstance on a case by case basis, we have and may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all options of recouping our loan investments including, without limitation, pursuing a foreclosure action to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. We have three loans out of the 101 loans in our global debt platform with a $8.7 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.
Hotel
We originally acquired debt interests in each of the hotels in our Consolidated and Co-Investment portfolios and were able to utilize these debt positions to take ownership of the real estate. These properties are examples of how we are able to leverage different platforms within the Company to add value to properties and shareholders.
As of December 31, 2023, we owned one consolidated operating hotel, The Shelbourne Hotel, with 265 hotel rooms located in Dublin, Ireland. In February 2024, we entered into an agreement to sell The Shelbourne Hotel and expect the sale to be completed during the first quarter of 2024, however there can be no assurance that the Company will be able to complete the transaction in part or at all. Additionally, in our Co-Investment Portfolio, we have the five-star Rosewood flagged Kona Village Resort that consists of 150 rooms in Kona, Hawaii, which opened in July 2023.
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
As of December 31, 2023, we held 12 investments primarily comprised of 1,070 acres of land located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. As of December 31, 2023, these investments had a Gross Asset Value of $211.9 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Fair Value Investments

The Company accounts for a number of unconsolidated investments under fair value accounting. The accuracy of estimating fair value cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived estimated capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.
As of December 31, 2023, $1.9 billion, or 93%, of our investments in unconsolidated investments (25% of total assets) were held at estimated fair value. As of December 31, 2023, there were cumulative fair value gains of $322.1 million which comprises 17% of the $1.9 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $285.9 million and $272.3 million as of December 31, 2023 and 2022, respectively. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2023, we recognized $229.3 million and $64.3 million, respectively, of net fair value losses and write downs of performance allocations on Co-Investment portfolio investments. During the year ended December 31, 2022, we recognized $114.6 million and $21.1 million, respectively, of net fair value gains and write downs of performance allocations on Co-Investment portfolio investments.
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

Under the direct capitalization approach, the Company applies a market derived estimated capitalization rate to current and future income streams with appropriate adjustments for tenant vacancies or rent-free periods. These estimated capitalization rates and future income streams are derived from comparable property and leasing transactions and are considered to be key inputs in the valuation. Other factors that are taken into consideration include tenancy details, planning, building and environmental factors that might affect the property.

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures periodically (typically annually) requiring appraised valuations. All appraised valuations are reviewed and approved by the Company.
The value of our investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit LPs (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired, assuming, among other factors, an average estimated cap rate at sale from 5.65% to 7.50% with discount rates ranging from 8.10% to 11.00%. Additionally, the value of our investment in VHH is further supported through the application of multiples to VHH’s various streams of annual cash flows using multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow from public company peers. During the year ended December 31, 2023, the various valuation methodologies produced results that are were within 5% from each other.
The table below describes the range of inputs used as of December 31, 2023 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.70% — 7.50%	7.30% — 11.00%
	Income approach - direct capitalization	4.30% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.50% — 9.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.10% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.90% to 9.30%.
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
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2023 and future periods.
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
•Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases, this may lead to significant additional returns, such as a performance allocation (where we have partners), based on the performance of the assets.
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
Our competitive strengths include:
•Transaction experience: Our senior management team has an average of over 25 years of real estate experience and has been working and investing together on average for almost 18 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.
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
•Vertically integrated platform for operational enhancement: We have 259 employees in 13 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.
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
•Management's alignment with shareholders: As of December 31, 2023, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. Due to our management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Industry Overview

Key Investment Markets

Western United States

During the first half of 2023, interest rates continued to incrementally climb until July 2023, when the Federal Reserve's interest policy brought the key federal funds rate target to 5.25% to 5.50%. Although rates have remained unchanged since July 2023, and unemployment rates remained low at 3.7% in December 2023, the elevated interest rates, coupled with other macroeconomic conditions, resulted in transaction activity across all sectors significantly slowing, with total commercial real estate transactions dropping by an estimated 59% for the year ended December 31, 2023 according to MSCI.
The multifamily sector continued to see strong rental growth in 2023 as overall demand for rental housing remained strong due to high mortgage rates, that further drove demand due to the high cost of home ownership, and domestic migration patterns that demonstrated that renters continued to move out of high cost cities and into more affordable markets. This sustained demand helped counterbalance the overall 61% year-over-year decline in transaction volume.
The persistent undersupply of housing units underscored the sector's long-term investment appeal, despite short-term challenges. Investors showed a preference for well-located, amenity-rich properties in suburban and Mountain West markets, aligning with tenant preferences and demographic trends. Despite the uptick in new supply deliveries in 2023, many markets experienced record absorption levels, pointing towards looming supply shortages. Estimates from CBRE suggest that the U.S. will need approximately 3.5 million new rental units by 2035 to meet demand, indicating a long-term undersupply in the rental housing market.
The office sector in 2023 saw varying demand as hybrid working arrangements continued to impact demand. The market favored high-quality, flexible, and technologically advanced spaces, as tenants opted to reduce their overall footprint and relocate to better-equipped buildings, highlighting a market trend towards quality over secondary options (similar to the Company's assets in office portfolio).
The U.S. industrial market is expected to stabilize in 2024, with net absorption on par with 2023 levels and taking rent growth moderating to 8%. Construction deliveries will taper off by midyear and finish at half of 2023's total.

Hawaii
The Hawaiian real estate market experienced a recovery in 2023, with visitor numbers surpassing pre-pandemic levels and revitalizing the island's economy. Despite downward pressure caused by the wildfire on Maui in 2023, in December 2023, the State of Hawaii’s Department of Business, Economic Development & Tourism projected visitor spending to be $20.9 billion in 2023 and expects it to increase to $23.5 billion by 2026. The luxury real estate segment, in particular, witnessed a rebound as median sales prices hit record levels of $510,000 for the year. The Big Island continues to host some of the state's most expensive residential property sales. Property values across all segments continued to rise, reflecting the enduring appeal of Hawaii's real estate market despite the broader challenges posed by rising interest rates.

Ireland
Ireland’s economy is estimated to have had nominal GDP growth of 2.9% in 2023, and the Organisation for Economic Co-operation and Development is forecasting Ireland to have progressively higher GDP growth over the next two years to reach 5.4% by year-end 2025.

As of December 31, 2023, Industrial Development Agency total Foreign Direct Investment employment stood at over 300,000, with the 248 new investments made in the year (83 first-time investments) expected to deliver almost 19,000 jobs to the economy. Real estate investment volumes were below historical averages at approximately €1.9 billion traded in 2023. Dublin office absorption was more than 2.4 million square feet in 2023. Prime headline city center rents declined marginally to €62.50 per square foot but are expected to remain stable over 2024 and trend upwards again in 2025.

The Irish Private Rented Sector ("PRS") market has been very quiet with no new PRS deals of note agreed to in the fourth quarter 2024. The state and Approved Housing Bodies ("AHB") continue to be very active in the market through forward funding, forward purchase, development of their own and purchase of existing social/affordable housing schemes. The rental market remains strong with a huge structural undersupply of rental accommodation and continued growing employment and wage inflation.

The Irish industrial sector led investment volume for the year, accounting for 28% of all transactions in 2023, while residential multifamily asset transactions comprised the second largest component at 23%.

United Kingdom

Real gross domestic product (GDP) is estimated to have fallen by 0.3% in the three months ended December 31, 2023, compared with the three months ended September 30, 2023.

In the fourth quarter 2023, office leasing totaled 3.4 million square feet, increasing for the second consecutive quarter by 29%, and rising 13% above the 10-year quarterly average of 3.0 million square feet. The fourth quarter total brought the full year leasing figure to 10.5 million square feet, down 16% on the previous year, and 14% down on the long-term annual average.

Fourth quarter 2023 investment volumes totaled £2.23 billion (up 11% when compared to last quarter), with multi-lets capturing 24% of investment, down from 52.3% the previous quarter. Total demand in 2023 was the lowest since 2017 and 16% below the 10-year average, reflecting the general pause in expansionary activity and the more challenging and uncertain economic backdrop. The overall rate of availability increased again from 5.8% in the third quarter 2023 to 6.0% in the fourth quarter 2023. This reflects a total of around 58m square feet of marketed space - three million square feet more than in the third quarter 2023 and 25 million square feet more than was on the market in the fourth quarter 2022. The increase in fourth quarter 2023 was due to the addition of both second-hand and newly completed speculatively built stock, although the overall quality of available space continues to be high, and new/modern buildings make up 61% of the total.

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

The ESG Committee is also responsible for overseeing Kennedy Wilson’s management-level Global ESG Committee. The Global ESG Committee, chaired by our President, Matt Windisch, manages the Company’s ESG responsibilities and commitments and is responsible for formulating and implementing procedures and priorities to deliver the Company’s ESG strategy.

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

Workplace Diversity

We strive to maintain a diverse corporate culture, celebrating and promoting equality across gender, socio-economic backgrounds, education, and ethnicity. This allows for better representation of different viewpoints, historical perspective and can bring fresh ideas to all levels of the Company. Within Kennedy Wilson’s total workforce of approximately 259 employees, 40% are women, with many serving in leadership positions throughout the company.

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
Competition

We compete with a range of global, national and local real estate firms, individual investors and other corporations, both private and public. Our investment business competes with real estate investment partnerships, real estate investments trusts, private equity firms and other investment companies and regional investors and developers. We believe that our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing provides us a competitive advantage.
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
Within KWE we have historically utilized two types of contracts to hedge our GBP/EUR exposure: foreign forward and option currency contracts and the KWE Euro Medium Term Notes ("KWE Notes"). The KWE Notes were issued in euros and held by KWE but we have elected to treat the foreign currency movements as a net investment hedge on our euro-denominated investments in KWE. The foreign currency movements on these hedge items above are recorded to unrealized foreign currency derivative contract gains/losses within other comprehensive income for GBP/EUR movements. However, when we translate our investment in KWE from USD/GBP, the foreign currency movements on these items go through unrealized foreign currency translation gains/losses within other comprehensive income.
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
Employees
As of December 31, 2023, we have 259 employees in 13 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a strong relationship with our employees.
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
•Adverse developments in the credit markets and rising or elevated interest rates may harm our business, financial condition and results of operations.
•Inflation may adversely affect our financial condition and results of operations.
•Some of our portfolio investments are recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments and fluctuations (without actual realization events) will be recorded in our financial statements.
•Our significant operations in the United Kingdom and Ireland and, to a lesser extent, Spain and Italy, expose our business to risks inherent in conducting business in foreign markets.
•Our revenues and earnings may be materially and adversely affected by fluctuations in foreign currency exchange rates due to our international operations.
•Our real estate development and redevelopment strategies may not be successful.
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
•Poor performance of our commingled funds would cause a decline in our results of operations and could adversely affect our ability to raise capital for future funds.
•Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
•If we are unable to identify, acquire and integrate suitable investment opportunities and acquisition targets, our future growth will be impeded.
•Our real estate debt investments may not perform as expected at the time of purchase or origination and borrowers may default under the loans and we may be forced to pursue certain remedies
•Our reliance on third parties to operate certain of our properties may harm our business.
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
•Our results are subject to significant volatility from quarter to quarter due to the varied timing and magnitude of our strategic acquisitions and dispositions, the incurrence of any impairment losses, fair value gains and losses and other transactions.
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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and primarily depends on the condition of the economy in the United States, United Kingdom, Ireland and, to a lesser extent, Spain and Italy, as a whole and on the perceptions of investors on the overall economic outlook. In each of the markets in which we operate, rising interest rates, foreign currency fluctuations, inflation, declining demand for real estate, declining real estate values, potentially declining employment levels, periods of general economic slowdown and recession fears, recent adverse developments affecting regional banks and other financial institutions, or the perception that any of these events may occur, continue or worsen, have negatively impacted the real estate market and our operating performance. The economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. Real estate investments are generally illiquid, which may affect our ability to promptly change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment under certain joint venture arrangements, and as a result, we may not control when and whether any gain will be realized, or loss avoided. Certain significant expenditures, such as debt service costs, which increased with the rapid rise of interest rates during the course of 2022 and 2023 in response to high inflation, real estate taxes and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors, among others, impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Although current general macroeconomic conditions, globally and locally in the United States and in other countries in which we conduct business, remain volatile and uncertain, we continue to evaluate the extent to which each factor may impact our business, financial condition and results of operations.
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
•a general decline in demand for new office space and commercial real estate partly as a result of businesses adopting a remote working or similar policies, which in turn led to a general increase in the levels of vacancy across our office and commercial portfolio;
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

Decreased demand for office space, either due to hybrid or remote workforces or reductions in tenants’ workforces, may impact our prospective or current commercial tenants’ ability or willingness to enter into, maintain or renew their leases for certain office space, which may have an adverse effect on our business and results of operations. One of the two tenants that made up our entire tenant population at one of our office properties located in Bellevue, Washington (the third largest asset by our share of net operating income at December 31, 2022), vacated the property upon the expiration of its lease (October 2023). The other tenant has a lease termination option in January 2025. While we are working on securing new long-term leases with high-credit tenants at the property, there is no assurance that we will be able to do so at favorable terms or at all.

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

Adverse developments in the credit markets and rising or elevated interest rates may harm our business, financial condition and results of operations.

The credit markets are experiencing significant price volatility, dislocations and liquidity disruptions. These circumstances have, and may continue to, materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, unavailable, even for companies that are otherwise qualified to obtain financing. Volatility and uncertainty in the credit markets, including past and prospective interest rate increases and/or the actual or perception that interest rates will not be decreasing in the near future, have increased the cost of borrowing, on both a corporate and property level, and may negatively impact our ability to access future additional financing for our capital needs or refinance or extend our existing debt on favorable terms, if at all. A prolonged downturn in the financial markets or recession, either globally or locally in the United States or in other countries in which we conduct business, may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Disruptions in the credit markets may also adversely affect our business of providing investment management services to our limited partners in our commingled funds and joint venture partners, which would lead to a decrease in the performance allocations we generate.

Additionally, our primary market risk exposure relates to fluctuations in market interest rates on investment mortgages and debt obligations, specifically short-term borrowings. To attempt to minimize our overall cost of debt, we have established an interest rate management policy which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of the short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt and as of December 31, 2023, 78% of our consolidated debt is fixed rate, 22% is floating rate with interest caps we have no debt that is floating rate without interest caps and 63% of our share unconsolidated mortgages was fixed rate, 34% was floating rate with interest caps and 3% was floating rate. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease from rates as of December 31, 2023, we would have a $1.0 million increase in interest expense or $2.2 million of interest expense savings during 2024 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.53% and approximately 1.6 years, respectively, as of December 31, 2023. If the market interest rates continue to increase, our cash flow and results of operations will be adversely affected and we may need to adjust our interest rate management policy, either or both of which may adversely affect our business, financial condition, liquidity and results of operations.

Our real estate debt investment business primarily originates and invests in floating interest rate instruments. In addition to originating and acquiring senior loans, we also originate and invest in mezzanine loans, B-and C-Notes and preferred equity. These types of investments generally involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property. For example, if a borrower defaults, there may not be sufficient funds remaining for a B-Note holder after payment to the A-Note holder. While our income from such variable rate loans and investments has increased as the market interest rates increased, borrowers may be unable to continue to service their debt at the applicable rates. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interest. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion, either of which may adversely affect our business and results of operations. Additionally, potential borrowers may be unable or unwilling to accept variable rate loans, which would result in less transaction activity for our real estate debt investment business and could adversely affect our business, financial condition, liquidity and results of operations. Please also see “Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.”

Inflation may adversely affect our financial condition and results of operations.

Recently, inflation has increased to its highest level in decades.

High inflation has led to elevated interest rates, the effects of which are discussed throughout this report. Please also see "Adverse developments in the credit markets and rising or elevated interest rates may harm our business, financial condition and results of operations." Increasing inflation could, among other things, have an adverse impact on our floating rate mortgages and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. During times when inflation is increasing at a greater rate than the increases in rent provided by our leases, our rent levels will not keep up with the costs associated with rising inflation. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. Additionally, we may face decreased demand for our office and industrial assets as inflationary pressures continue to rise from certain of our prospective or current retail, ecommerce or manufacturing-based commercial tenants, who are generally more sensitive to inflation and consumer demand. In addition, substantial inflationary pressures could have a negative impact on certain real estate assets, including, without limitation, development projects that do not have guaranteed, or fixed price, contracts and real estate assets with long-term leases that do not provide for short-term rent increases. Although we continue to seek investments in markets where we see opportunities for stronger relative growth, including multifamily assets with leases that have an initial term of 12 months or less, and continue to work to manage cost overrun risks for our development and redevelopment projects with detailed architectural plans, guaranteed, or fixed price, contracts and close supervision by expert Company executives and personnel, if we are unable to execute our business strategy or if there is a substantial increase in inflation, such circumstances could adversely affect our financial condition, liquidity, results of operations and prospects.

Our significant operations in the United Kingdom and Ireland and to a lesser extent, Spain and Italy expose our business to risks inherent in conducting business in foreign markets.

As of December 31, 2023, approximately 41% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Italy, 92% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting a global business carries significant risks, including:

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

As of December 31, 2023, $1.9 billion, or approximately 93% of our unconsolidated investments and approximately 25% of our total assets were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

In determining estimated fair market values, the Company utilizes two approaches to value real estate, a discounted cash flow analysis and direct capitalization approach.

Discounted cash flow models estimate future cash flows from a buyer's perspective (including terminal values) and compute a present value using a market discount rate. The holding period in the analysis is typically ten years. This is consistent with how market participants often estimate values in connection with buying real estate but these holding periods can be shorter depending on the life of the structure an investment is held within. The cash flows include a projection of the net sales proceeds at the end of the holding period, computed using an estimated market reversionary capitalization rate.

Under the direct capitalization approach, the Company applies an estimated market derived capitalization rate to current and future income streams with appropriate adjustments for tenant vacancies or rent-free periods. These estimated capitalization rates and future income streams are derived from comparable property and leasing transactions and are considered to be key inputs in the valuation. Other factors that are taken into consideration include tenancy details, planning, building and environmental factors that might affect the property.

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures requiring appraised valuations periodically (typically annually). All appraised valuations are reviewed and approved by the Company.

The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit LPs (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average estimated cap rates assumed at sale range from 5.65% - 7.50% with discount rates ranging from 8.10% - 11.00%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the year ended December 31, 2023, the various valuation methodologies produced results that are within a 5% range.

Valuations of real estate involve subjective judgments. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had an impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived estimated capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reporting earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize.

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

When any of the commingled closed-end funds we manage performs poorly, our investment record suffers. In the face of poor fund performance, our management fees and performance allocations and our ability to raise additional capital from our partners may be adversely affected. Current and future investors could demand lower fees or significant fee concessions for existing or future funds, which would decrease our revenue or hamper our ability to raise capital. If a fund performs poorly, our performance allocations and income from such fund will decrease and we may not receive any performance allocations and may experience possible losses from our own principal investment in such fund. As the fair value of underlying investments varies between reporting periods, if we were to have negative performance allocations in a period that causes the amount due to us to be less than the amount previously recognized, this could result in a negative adjustment to performance allocations.

Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
We have used joint ventures for large real estate investments and developments. We plan to continue to acquire interests in additional joint ventures formed to own or develop real property or interests in real property, however, we cannot be certain that we will continue to identify suitable joint venture partners and form new joint ventures in the future. Although, we generally serve as the general partner or managing member of such joint venture, we have acquired and may acquire non-controlling interests in joint ventures, and we may, from time-to-time, also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, we may not have the right or power to direct the management and policies of certain joint ventures and other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer.

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

We conduct operations and own properties in Hawaii. The gross asset value of our investments in Hawaii is $527.2 million and $481.4 million as of December 31, 2023 and 2022, respectively. The success of our investments in Hawaii depends on and is affected by general trends in Hawaii’s economy and real estate market.  Hawaii’s economy largely depends on tourism, which is subject to fluctuation based on a number of factors that we do not control, including certain natural disasters. Hawaii has historically been vulnerable to tsunamis, volcanoes, hurricanes, earthquakes and wildfires, which could cause damage to properties owned by us or property values to decline in general and may materially limit our ability to sell or lease our residential and hospitality properties, any factor of which would likely result in a material adverse effect on our business, financial condition and results of operations.

Our two largest investments in Hawaii are a hotel and a residential project which are both located on the Big Island. In addition to the general risks with respect to development and redevelopment projects as discussed above, Hawaii’s remote and isolated location may create additional operational costs and expenses (general operating and development-related costs), and result in significant delays, which could have a material adverse impact on our business, financial condition and results of operations.

Our real estate debt investment business operates in a highly competitive market for lending and investment opportunities through our debt platforms, including originating and investing in senior loans, mezzanine loans, B- and C-Notes and preferred equity, which may limit our ability to originate or acquire desirable loans and investments in our target assets and are subject to increased risks.

Our real estate debt investment business ("Debt Platform") operates in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make, including originating and investing in senior loans, mezzanine loans, B-and C-Notes and preferred equity. The profitability of our debt platform depends, in large part, on our ability to originate or acquire target assets at attractive prices for ourselves and our partners. In addition, some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us. Furthermore, competition for originations of, and investments in, our target assets may lead to decreasing yields for such assets, which may further limit our ability to generate desired returns for ourselves and our partners. Also, as a result of this competition, desirable loans and investments in specific types of target assets are limited.

In addition to originating and acquiring senior loans, we also originate and invest in mezzanine loans, B-and C-Notes and preferred equity. These types of investments generally involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property. For example, if a borrower defaults, there may not be sufficient funds remaining for a B-Note holder after payment to the A-Note holder. Similarly, if a borrower defaults on our junior loan or debt senior to our loan, or in the event of a borrower bankruptcy, our junior loan will be satisfied only after the senior debt and may become unsecured as a result of foreclosure by the senior lender. Further, preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. As a result, we may not recover some or all of our investment. Significant losses related to our junior loans or preferred equity interests would result in operating losses for us and our partners. In addition, in the event a borrower defaults on a loan, there is no guarantee or assurance that we will be able to successfully foreclose and take control of the underlying collateral (to the extent available) and, to the extent we do successfully foreclose on the property, there is no guarantee or assurance that we will be able to reposition the asset and/or we may lose part or all of our investment.

Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.

While our loans and investments focus primarily on "performing" real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve loans and loan portfolios in some cases that may be non-performing or sub-performing and may be in default at the time of purchase or may become "sub-performing" or "non-performing" following our origination or acquisition thereof. In general, the distressed loans and loan portfolios we may acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property, but we may not be able to successfully reposition the property or sell it to make a profit on our investment.

In addition, in the event of a decline in real estate values, we are more likely to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan significantly increases.

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

Our ability to lease properties depends on several factors, including, but not limited to, the attractiveness of our properties to tenants, competition from other available space, our ability to provide adequate maintenance and obtain insurance and to pay increased operating expenses, which may not be passed through to tenants, and the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses. Our business, financial condition and results of operations may be adversely affected if we fail to promptly find suitable tenants for substantial amounts of vacant space at our properties, if rental rates on new or renewal leases are significantly lower than expected, or if reserves for costs of re-leasing prove inadequate. One of the two tenants that made up our entire tenant population at one of our office properties located in Bellevue, Washington (the third largest asset by our share of net operating income at December 31, 2022), vacated the property at the end of their current lease (October 2023). The other tenant has a lease termination option in January 2025. While we are working on securing new long-term leases with high-credit tenants at the property, there is no assurance that we will be able to do so at favorable terms or at all. In addition, we and our partner recently brought a lawsuit against a national co-working office tenant that stopped paying rent during 2023 with respect to its tenancy at one of our office properties that we manage and hold a 10% ownership interest in. We and our partner are pursuing the collection of all rent, expenses and charges under the lease which runs through 2036, among other claims. We are also pursuing the guarantee that was executed by the tenant’s parent company. The legal proceeding is still pending and there can be no assurance that we will be able to secure a favorable outcome.

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

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and a landlord's ability to evict a tenant. Although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations. The state of California has implemented a statewide rent control initiative that limits rental increases to 5% + CPI. The state of Oregon and Washington have also implemented a statewide rent control program that caps annual increases to 7% + CPI with the city of Portland, Oregon limiting increases to 9.2%. In addition to the statewide rent control programs, various municipalities, including certain cities where we hold investments, have enacted or are considering rent control or rent stabilization legislation.

Under current Irish law, for rent controlled properties we are restricted from increasing rents to market rates for renewing tenants and replacement tenants, and any rent increases in these circumstances are generally capped to the lower of 2% and Harmonised Index of Consumer Prices ("HICP") per annum, save in certain limited circumstances.  These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants and (iii) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines and/or other penalties.

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

Our business could be adversely affected by cybersecurity incidents or threats, including, security breaches, cyber-attacks, cyber intrusions or otherwise.

We rely on our own and our third-party service provider’s computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We face risks to the confidentiality, integrity and availability of our IT Systems and data associated with cybersecurity incidents or threats, including through cyber-attacks or cyber intrusions over the internet, malware (including ransomware), computer viruses, social engineer/phishing, insider malfeasance, human or technological error, as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware and resulting from other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. A security breach involving our IT Systems could disrupt our operations in numerous ways that could ultimately have an adverse effect on our financial condition and results of operations.

It is possible that our IT Systems could be compromised. As threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, data or business. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and data.

Any adverse impact to the availability, integrity or confidentiality of our IT Systems or data can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Failure to comply with federal and state data privacy laws may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business.

We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective tenants and investors, as well as our employees and service providers. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf. We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

We have historically financed new acquisitions with cash derived from secured and unsecured loans and lines of credit and, to a lesser extent, preferred stock. We typically purchase real property with loans secured by a mortgage on the property acquired and we anticipate continuing this trend. We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. We do not have a policy limiting the amount of debt that we may incur. Also, our organizational documents do not limit the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations and increase the risk of default on debt. Our earnings may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets at terms that are not attractive, borrow more money or sell more securities, which we may be unable to do, and our stock price may be adversely affected. If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due.

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

Our unsecured revolving credit facility and the indentures governing our KWI Notes, and the KWE Notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant. As of December 31, 2023, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same.

If we are unable to raise additional debt and equity capital, our growth prospects may suffer.

We depend on the capital markets to grow our balance sheet along with third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth.  We currently intend to raise a significant amount of third-party equity and debt to acquire assets in the ordinary course of our business.  We depend on debt financing from a combination of financial institutions, the assumption of existing loans, government agencies and seller financing. We depend on equity financing from equity partners, which include public companies, insurance companies, pension funds, family offices, financial institutions, endowments, sovereign wealth and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future growth of our business.

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

Our results are subject to significant volatility from quarter to quarter due to the varied timing and magnitude of our strategic acquisitions and dispositions, the incurrence of any impairment losses, fair value gains and losses and other transactions and market conditions.

We have experienced a fluctuation in our financial performance from quarter to quarter and year over year due in part to the significance of revenues from the sales of real estate on overall performance. The timing of purchases and sales of our real estate investments has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, changes in fair value due to fluctuating property values, and the overall demand for multifamily and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in past years, we may be unable to continue to perform in line with historical levels due to the significant variability in these factors.

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

Please also see "Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments" above.

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

We have also provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $151.1 million at December 31, 2023. The guarantees expire through 2031, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

As of December 31, 2023, we had approximately $47.5 million and $100.8 million of federal and California net operating loss carryforwards, respectively, as well as approximately $100.5 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period. Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply. Federal net operating loss carryforwards generated after December 31, 2017 may be carried forward indefinitely, but they may only be used to offset 80% of taxable income in a given year. The entire balance of $47.5 million of federal net operating loss carryforwards was generated after December 31, 2017.

As of December 31, 2023, we also had $197.4 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2023, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

Our stockholders may experience dilution upon the conversion of our Cumulative Perpetual Convertible Preferred Stock or warrants, and we may issue additional equity securities, which may also dilute our stockholders’ interest in us.

Our outstanding warrants are convertible into approximately 25 million shares of common stock and our Series A Cumulative Perpetual Convertible Preferred Stock are convertible into approximately 12 million shares of common stock. We also have an at-the-market equity offering program in place pursuant to which we may issue up to $200 million of shares of common stock. As of December 31, 2023, the exercise price of the warrants was $23.00 per share for the Series B and $16.21 per share for the Series C and the conversion price of the Series A stock was $25.00 per share, in each case subject to further adjustments in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Series A shares and/or warrants and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

•changes in real estate values and prices;
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

We may change our dividend.

Future distributions will be declared and paid at the discretion of our board of directors and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, restrictions in the agreements governing our indebtedness, the certificate of designations governing our outstanding preferred stock and such other factors as our board of directors deems relevant. Our board of directors may change our dividend at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.     Cybersecurity

Risk management and strategy

We have implemented and maintain a cybersecurity risk management program that includes information security processes designed to prevent, detect, remediate, and manage material risks from cybersecurity incidents and threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements at all times, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:

•risk assessment processes to monitor, evaluate and identify risks to our Information Systems and Data;
•a multidisciplinary team, including members from our executive management team, our information security and technology function, and legal team (internal and engaged external experts) to identify, assess, and manage cybersecurity threats and risks;
•security tools throughout our IT environment to monitor for and identify cybersecurity risks and incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•technical, physical, and organizational measures, processes, standards, and/or policies to address cybersecurity threats to our Information Systems and Data;
•cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Please refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “Our business could be adversely affected by security breaches through cyber-attacks, cyber intrusions or otherwise.”, for additional discussion about cybersecurity-related risks.

Governance

Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. The Audit Committee of the Board of Directors (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity. The Audit Committee engages in regular discussions with management and engaged consultants and legal advisers regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. These discussions include the Company’s risk assessment and risk management policies.

Our management, represented by our Chief Financial Officer and Vice President, Information Systems, lead our cybersecurity risk management processes and oversees their implementation and maintenance. Management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.
As described above, we also have engaged a third-party IT and cybersecurity firm that works closely with our management to implement and manage our processes and controls to assess, identify, and manage material risks from cybersecurity threats. Our management and information systems teams, oversee the work of our third-party IT and cybersecurity firm and regularly communicates with members of the team. Members of this third-party IT and cybersecurity team have collectively over 54 years of prior work experience and are responsible for the implementation of our cybersecurity strategy and responses as well as individuals having the position of cybersecurity analyst, cybersecurity engineer. In addition, our Vice President, Information Systems, has 38 years of prior work experience in information systems and technology, including with respect to cybersecurity issues and threats.

Through the policies and controls described above, including our incident response policy, members of our management team, including our Chief Financial Officer, our Executive Vice President, Global Risk Management and our General Counsel, as well as representatives of the third-party IT and cybersecurity team are informed about cybersecurity threats and incidents affecting our information systems and direct our efforts to prevent, detect, mitigate, and remediate cybersecurity threats and incidents.

Management, including the Vice President, Information Systems and Executive Vice President, Global Risk Management, serves on the Company’s incident response team to help the Company address cybersecurity incidents. In addition, the Company’s incident response processes include reporting to the Audit Committee for certain cybersecurity incidents. The Audit Committee holds quarterly meetings and receives periodic reports from management, including our Chief Financial Officer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also receives periodic reports from the Company's internal audit team with respect to regular network penetration and related tests to ensure that the Company's defense tools, processes and procedures are operating as designed.

Item 2.    Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2023:

Consolidated Properties by Region
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	1.0	96%	$38.0	$35.8	100%	6
Europe	4.0	94	115.9	110.8	92	27
Total Commercial	5.0	93%	$153.9	$146.6	94%	33

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,230	94%	$187.5	$187.5	97%	31
Total Multifamily	9,230	94%	$187.5	$187.5	97%	31
Note: Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 9 properties totaling 1.1 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 6 properties totaling 962 units.

Consolidated Properties by Region
Residential and Land	Units/Lots	Acres	KW Ownership %	# of Investments
Western U.S.	3	—	100%	1
Europe	—	1	100%	1
Total Residential and Land	3	1	100%	2

Consolidated Properties by Region
Hotel	Rooms	KW Ownership %	# of Investments
Europe	265	100%	1
Total Hotel	265	100%	1

The following table sets forth a summary schedule of commercial lease expirations for leases in place as of December 31, 2023, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2024	226	1.4	$23.2	15%
2025	69	0.5	20.2	13%
2026	60	0.6	21.3	14%
2027	59	0.5	18.9	12%
2028	47	0.4	14.9	10%
2029	37	0.4	18.2	12%
2030	12	0.1	3.7	2%
2031	18	0.3	9.9	6%
2032	13	0.2	4.6	3%
2033	12	0.2	6.5	4%
Thereafter	26	0.4	12.4	9%
Total	579	5.0	$153.8	100%
(1) Dollars and square footage in millions.

Our corporate headquarters are located in Beverly Hills, California. We also have eight other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland, one office in Madrid, Spain and one office in Jersey. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK, Ireland, Jersey and Spain offices are the main investment and asset management centers for our European operations. We own our corporate headquarters and our office in Dublin, Ireland and lease all of our remaining offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

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
Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Our common stock trades on the NYSE under the symbol “KW.”
Holders
As of February 21, 2024, we had approximately 73 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.24 per share each quarter of 2023 and 2022.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2018 through December 31, 2023, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2023, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2023	—	$—	24,167,472	$131,926,229
November 1 - November 30, 2023	666,701	11.17	24,834,173	124,479,179
December 1 - December 31, 2023	—	—	24,834,173	124,479,179
Total	666,701	$11.17	24,834,173	$124,479,179
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2023, the Company repurchased and retired a total of 0.7 million shares of its common stock at a weighted average price of $11.17. During the year ended December 31, 2022, the Company repurchased and retired a total of 0.6 million shares of its common stock at a weighted average price of $22.95.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2023 and 2022 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2023 and 2022, total payments for the employees’ tax obligations to the taxing authorities were $13.4 million (781,303 shares withheld) and $18.6 million (834,911 shares withheld), respectively.

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
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2023:

(in millions)	December 31, 2022	Increases	Decreases	December 31, 2023
AUM	$23,028.4	$4,412.1	$2,897.6	$24,542.9
AUM increased 7% to approximately $24.5 billion as of December 31, 2023. The increase is primarily due to the growth of our global debt platform with the acquisition of the Construction Loan Portfolio from Pacific Western Bank (as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation below), and Western United States multifamily separate account, capital expenditures on development projects and fair value gains on our investment in VHH. These increases were offset by the sale of non-core residential and retail assets in the Western United States and retail and office assets in the United Kingdom, sales in our comingled funds after completion of their business plans and had fair value declines primarily on market rate multifamily apartments, office and retail assets in our global portfolio recorded during the period.

Please also see "Fair Value Investments" in Item 1. Business for a discussion of our fair value investments and accounting methodology and any limitations with respect to the same.
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
Overview

Kennedy Wilson is a global real estate investment company.  We own, operate and develop high-quality real estate across markets in the Western United States, the United Kingdom and Ireland with the objective of generating long-term risk adjusted returns for our shareholders and partners. In addition to owning and managing real estate assets, we also have a growing global debt platform primarily focused on construction lending secured by high-quality multifamily and student housing properties throughout the United States. As of December 31, 2023, our 259 employees, managed a total of $24.5 billion of AUM, which includes 37,644 multifamily units (including 3,824 units under lease up or in process of being developed), 10.9 million office square feet, 11.4 million industrial square feet and 3.0 million retail square feet (including 2.3 million square feet under lease up or in process of being developed), and $1.8 billion of development, residential and other. In addition, as of December 31, 2023, we held interests in 101 real estate loans in our global debt platform, 85% of which have floating interest rates (average interest rate of 9.4% per annum) and an unpaid principal balance of $4.9 billion (of which our share was $263.0 million). Our global real estate portfolio is primarily comprised of multifamily communities (57%), commercial properties (35%), loans (6%) and hotel and other properties (2%) based on our share of net operating income ("NOI"). Geographically, we focus on the Western United States (62%), the United Kingdom (13%) and Ireland (24%).

2023 Highlights

•For the year ended December 31, 2023, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $341.8 million as compared to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $64.8 million for the same period in 2022. For the year ended December 31, 2023 we had Adjusted EBITDA of $189.8 million as compared to $591.5 million for the same period in 2022. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to (i) decreases in non-cash fair values and non-cash accrued performance allocations (as discussed below) of $293.6 million and (ii) and an increase in additional preferred dividends due to the issuance of preferred stock in the second quarter of 2023 as described below. These items were partially offset by (i) increases in interest income and fees earned on our debt platform, as detailed below, (ii) increase in NOI generated from the Shelbourne Hotel as compared to the same period in 2022 (given the increased activity at The Shelbourne Hotel due to higher volume of travel post-pandemic), and (iii) higher gains on sale of real estate, net during the reporting period. Additionally, during the period, the Company’s share of interest expense was higher primarily due to changes in the contractual interest rates of its indebtedness. This change in contractual interest rates was partially offset by increases in the fair value and receipt of cash of the Company’s interest rate derivatives (which are recognized in other income) put in place pursuant to the Company's interest rate management policy to hedge against the risks associated with increases in interest rates. The effective interest rate of the Company’s share of indebtedness is 4.4%, which reflects an approximate 60 basis point savings over contractual interest rates.
•During the year ended December 31, 2023, real estate valuations continued to pull back due to continued expansion of estimated capitalization rates and significant reductions in transaction volumes and liquidity, primarily as a result of increased borrowing rates as the Federal Reserve increased the federal funds rate by 100 basis points during 2023. As such, we recorded a total of $293.6 million of non-cash fair value losses and accrued performance allocation decreases as compared to $93.5 million of non-cash fair value gains and accrued performance allocation increases during the same period in 2022. The non-cash losses recorded during the reporting period was primarily attributable to estimated cap rate expansion with respect to certain office properties and market-rate multifamily properties located in the Western United States and Ireland. These non-cash losses were offset by $51.5 million of fair value gains that we recorded during the year-ended December 31, 2023 in our VHH platform.
•During the year-ended December 31, 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $4.1 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $4.1 billion represented the gross commitment amount for the Construction Loan Portfolio, which has been deducted to $3.7 billion as of December 31, 2023 due to loan repayments. The Construction Loan Portfolio has a current outstanding balance of $2.4 billion (KW share of $118.9 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of December 31, 2023, we had unfulfilled capital commitments totaling $87.7 million to our loan portfolio. As part of the acquisition of the Construction Loan Portfolio, approximately 40 employees from Pacific Western Bank that originated and managed the loans in the Construction Loan Portfolio became Kennedy Wilson employees during the third quarter of 2023. The Company earns customary asset management fees from its equity partner for loans originated and acquired under its global debt platform.
•During the second quarter of 2023, the Company issued $200 million aggregate liquidation preference of perpetual preferred equity of the Company's preferred stock (the "Series C Preferred Stock") to Fairfax. Under the terms of the agreement, Fairfax purchased $200 million aggregate liquidation preference of cumulative perpetual preferred stock, which accrues cumulative cash dividends at a rate of 6.00% per annum, and 7-year warrants for approximately 12.3 million common shares with an initial exercise price of $16.21 per share. The Series C Preferred Stock is callable by the Company at any time. The convertible perpetual preferred stock is presented as permanent equity.
Results of Operations
The following tables summarize our results of operations by segment for the years ended December 31, 2023 and 2022 and is intended to be helpful in understanding the year over year explanations following the tables.
Our results of operations for 2022 and 2021 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.kennedywilson.com.

	Year Ended December 31, 2023
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$415.3	$—	$—	$415.3
Hotel	57.1	—	—	57.1
Investment management fees	—	61.9	—	61.9
Loan	—	26.1	—	26.1
Other	—	—	2.2	2.2
Total revenue	472.4	88.0	2.2	562.6
Loss from unconsolidated investments
Principal co-investments	—	(188.5)	—	(188.5)
Performance allocations	—	(64.3)	—	(64.3)
Loss from unconsolidated investments	—	(252.8)	—	(252.8)

Gain on sale of real estate, net	127.6	—	—	127.6
Expenses
Rental	152.6	—	—	152.6
Hotel	37.9	—	—	37.9
Compensation and related	42.7	39.0	57.7	139.4
Performance allocation compensation	—	(15.1)	—	(15.1)
General and administrative	15.5	12.7	7.5	35.7
Depreciation and amortization	157.8	—	—	157.8
Total expenses	406.5	36.6	65.2	508.3
Interest expense	(162.0)	—	(97.2)	(259.2)
Loss on early extinguishment of debt	(1.6)	—	—	(1.6)
Other income (loss)	2.3	(7.0)	(0.3)	(5.0)
(Provision for) benefit from income taxes	(9.6)	—	64.9	55.3
Net income (loss)	22.6	(208.4)	(95.6)	(281.4)
Net income attributable to the noncontrolling interests	(22.4)	—	—	(22.4)
Preferred dividends	—	—	(38.0)	(38.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	0.2	(208.4)	(133.6)	(341.8)
Add back (less):
Interest expense	162.0	—	97.2	259.2
Loss on early extinguishment of debt	1.6	—	—	1.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	99.1	—	99.1
Depreciation and amortization	157.8	—	—	157.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	3.2	—	3.2
Provision for (benefit from) income taxes	9.6	—	(64.9)	(55.3)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.1	—	0.1
Fees eliminated in consolidation	(0.3)	0.3	—	—
Share-based compensation	—	—	34.5	34.5
Preferred dividends	—	—	38.0	38.0
EBITDA adjustments attributable to noncontrolling interests(1)	(6.6)	—	—	(6.6)
Adjusted EBITDA(1)	$324.3	$(105.7)	$(28.8)	$189.8
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2022
(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$434.9	$—	$—	$434.9
Hotel	46.9	—	—	46.9
Investment management fees	—	44.8	—	44.8
Loan	—	11.7	—	11.7
Other	—	—	1.7	1.7
Total revenue	481.8	56.5	1.7	540.0
Income from unconsolidated investments
Principal co-investments	—	199.5	—	199.5
Performance allocations	—	(21.1)	—	(21.1)
Income from unconsolidated investments	—	178.4	—	178.4

Gain on sale of real estate, net	103.7	—	—	103.7
Expenses
Rental	151.2	—	—	151.2
Hotel	29.5	—	—	29.5
Compensation and related	41.5	44.6	54.2	140.3
Performance allocation compensation	—	(4.3)	—	(4.3)
General and administrative	14.7	14.8	7.7	37.2
Depreciation and amortization	172.9	—	—	172.9
Total expenses	409.8	55.1	61.9	526.8
Interest expense	(128.2)	—	(92.6)	(220.8)
Gain on early extinguishment of debt	27.5	—	—	27.5
Other income	20.8	—	15.3	36.1
Provision for income taxes	(21.0)	—	(15.2)	(36.2)
Net income (loss)	74.8	179.8	(152.7)	101.9
Net income attributable to the noncontrolling interests	(8.2)	—	—	(8.2)
Preferred dividends	—	—	(28.9)	(28.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	66.6	179.8	(181.6)	64.8
Add back (less):
Interest expense	128.2	—	92.6	220.8
Gain on early extinguishment of debt	(27.5)	—	—	(27.5)
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	60.2	—	60.2
Depreciation and amortization	172.9	—	—	172.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	3.5	—	3.5
Provision for income taxes	21.0	—	15.2	36.2
Kennedy Wilson's share of taxes included in unconsolidated investments	—	2.7	—	2.7
Fees eliminated in consolidation	(0.4)	0.4	—	—
Share-based compensation	—	—	29.0	29.0
Preferred dividends	—	—	28.9	28.9
EBITDA adjustments attributable to noncontrolling interests(1)	—	—	—	—
Adjusted EBITDA(1)	$360.8	$246.6	$(15.9)	$591.5
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Financial Highlights
GAAP net loss to common shareholders was $341.8 million for the year ended December 31, 2023 and GAAP net income to common shareholders was $64.8 million for the year ended December 31, 2022.
Adjusted EBITDA was $189.8 million for the year ended December 31, 2023, a 68% decrease from $591.5 million for 2022. The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to (i) higher levels of non-cash fair value losses on Co-Investment Portfolio investments and (ii) lower non-cash fair value gains on interest rate derivative contracts as compared to the year ended December 31, 2022. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value movements during the current and prior periods.
Operational Highlights
Same property highlights for the year ended December 31, 2023 include:
•For our 15,641 same property market rate multifamily units for the year ended December 31, 2023 as compared to the prior period:
◦occupancy was relatively flat at 94%
◦net operating income (net effective) increased 3%
◦total revenues increased 4%
•For our 8,595 same property affordable rate multifamily units for the year ended December 31, 2023 as compared to the prior period:
◦occupancy decreased 1.2% to 96%
◦net operating income (net effective) increased 5%
◦total revenues increased 9%
•For our 3.7 million square feet of same property office real estate for the year ended December 31, 2023 as compared to the prior period:
◦occupancy increased 1% to 94%
◦net operating income (net effective) increased 1%
◦total revenues increased 1%
•Investment Transactions for the year ended December 31, 2023 include:
◦Consolidated Portfolio:
▪sold (i) a 49% equity interest in two previously wholly-owned market-rate multifamily properties totaling 790 units for proceeds of $228 million ($112 million at the Company’s share) into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) a previously wholly-owned 293-unit multifamily asset to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million for a gross valuation of $49 million; and (iii) a consolidated multifamily property owned with a partner for proceeds of $62.1 million ($49.7 million at the Company's share) which resulted in a gain of $37.6 million (Company's share of which was $20.1 million). These sales generated net gains of approximately $115 million to the Company. The Company also made progress on its non-core asset sale program by selling 19 United Kingdom retail assets, four retail assets in Western United States, one retail asset in Ireland, one retail asset in Spain, one office asset in each of Italy, Ireland and United Kingdom, and one residential and other asset in Hawaii for a total sales price of $313 million which resulted in proceeds of $311 million and net gain of approximately $24.6 million for the Company.
◦Co-Investment Portfolio
▪acquired the Construction Loan Portfolio as described in this report.
▪(i) sold $251.9 million in industrial and other assets held by funds and joint ventures (the Company’s share of which was 10%); and (ii) received a total of $39.5 million in loan repayments on our global debt platform.

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

	Year Ended December 31, 2023
	Consolidated		Co-Investment		Total
Revenues	$5.9	1%	$0.1	—%	$6.0	1%
Net Income	(5.2)	(2)%	—	—%	(5.2)	(2)%
Adjusted EBITDA	(1.3)	(1)%	0.6	1%	(0.7)	—%

	Year Ended December 31, 2022
	Consolidated		Co-Investment		Total
Revenues	$(20.6)	(4)%	$(1.1)	—%	$(21.7)	(4)%
Net Income	(7.8)	(12)%	(6.0)	(9)%	(13.8)	(21)%
Adjusted EBITDA	(21.9)	(4)%	(8.2)	(1)%	(30.1)	(5)%

Consolidated Portfolio Segment

Rental income was $415.3 million for the year ended December 31, 2023 as compared to $434.9 million for the same period in 2022. The $19.6 million decrease is primarily due to asset sales of non-core assets in Europe and Western United States, the deconsolidation of three multifamily assets in 2023 and one multifamily asset in 2022 and the lack of consolidated asset acquisitions during 2023.

Hotel income was $57.1 million for the year ended December 31, 2023 as compared to $46.9 million for 2022. The $10.2 million increase is primarily due to increased activity at The Shelbourne Hotel due to higher volume of travel post-pandemic, which lead to higher occupancy and Average Daily Rates ("ADRs") at The Shelbourne Hotel during the year ended December 31, 2023.

Gain on sale of real estate, net was $127.6 million for the year ended December 31, 2023 as compared to $103.7 million in the prior period. The gains recognized during the year ended December 31, 2023 are primarily due to (i) the Company's sale of 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; (iii) the sale of a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million ($20.1 million of which was at the Company's share) and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States, United Kingdom, Ireland, and Spain These gains are net of $28.6 million of impairments relating to retail assets in the United Kingdom, Ireland and the Western United States that have been identified for sale. The gains recognized during the year ended December 31, 2022 related to the sale of non-core retail assets in the United Kingdom and the Western United States and a multifamily property in the Western United States. During the year ended December 31, 2022, we also recorded a gain of $56.7 million in connection with the sale of a 49% interest in a previously wholly-owned multifamily asset to a strategic partner and the resulting deconsolidation of the investment from the Company's financial statements.
Rental expenses increased to $152.6 million for the year ended December 31, 2023 as compared to $151.2 million for the year ended December 31, 2022. The increase was primarily due to inflation-driven increases on certain general and administrative expenses, such as payroll, utilities and insurance at our consolidated properties.
Hotel expenses increased to $37.9 million for the year ended December 31, 2023 as compared to $29.5 million for the year ended December 31, 2022, primarily due to increased activity at The Shelbourne Hotel due to higher volume of travel post-pandemic during 2023 as described above.
Compensation and related expenses increased to $42.7 million for the year ended December 31, 2023 as compared to $41.5 million for the year ended December 31, 2022. While compensation and related expenses were down overall for the year, the consolidated segment increased as a result of higher gains on sale of real estate, net for the year ended December 31, 2023 compared to the prior period, in addition the assets in our Co-Investment segment being attributed a lower level of fair values which led to the allocation of more costs to the Consolidated segment.

General and administrative expenses increased to $15.5 million for year the ended December 31, 2023 as compared to $14.7 million for the year ended December 31, 2022. While general and administrative expenses were down overall for the year, the consolidated segment increased, similar to compensation expense discussed above as there was a higher allocation of corporate expenses to the Consolidated segment in the current period due to higher gains on sale in our consolidated segment and the assets in our Co-Investment segment recognizing non-cash decreases in fair value.
Depreciation and amortization decreased to $157.8 million for year ended December 31, 2023 the as compared to $172.9 million for the year ended December 31, 2022 as a result of full amortization of lease intangible assets relating to office acquisitions in prior years and being a net seller of consolidated assets which has led to lower depreciation expense.

Interest expense was $162.0 million for the year ended December 31, 2023 as compared to $128.2 million for the year ended December 31, 2022. The increase is primarily due to changes in the contractual interest rates of certain of its indebtedness during the period. The increase was offset by $16.7 million that we received on interest rate derivative contracts that paid out during the year ended December 31, 2023 recorded to other income which is discussed below.

(Loss) gain on early extinguishment of debt was a loss of $1.6 million for the year ended December 31, 2023 as compared to a gain on early extinguishment of debt of $27.5 million in the same period in 2022. During the year ended December 31, 2023, the loss on extinguishment of debt relates to prepayment penalties on loans that were refinanced. During the year ended December 31, 2022 we had gains associated with KWE’s cash tender offer for up to €150 million in aggregate nominal amount of the KWE Notes, which resulted in acceptance of all of the €75.0 million (approximately $80.3 million based on December 31, 2022 rates) in aggregate nominal amount of KWE Notes validly tendered pursuant to the tender offer for a purchase price equal to 82% of the nominal amount of the KWE Notes, and a mortgage on a retail property in the United Kingdom. With respect to these instruments, we extinguished certain amounts at discounts to their carrying value resulting in gains on extinguishment. These gains were offset by prepayment penalties on mortgage loans that were refinanced during 2022.

Other income was $2.3 million for the year ended December 31, 2023 as compared to other income of $20.8 million for the year ended December 31, 2022. We had mark to market fair value gains of $1.6 million on the Company's undesignated interest rate caps and swap contracts for the year ended December 31, 2023 as compared to $24.0 million in the prior period. The prior period had higher fair value gains due to an expectation of higher future interest rates and a longer term associated with the derivative contracts. For the current period the gains are lower due to limited (if any) anticipated future rate hikes and the contracts being closer to maturity. We have entered into these undesignated contracts to hedge against rising interest rates.

Net income attributable to noncontrolling interests was $22.4 million for the year ended December 31, 2023 as compared to $8.2 million for the year ended December 31, 2022. The increase is due to allocation of gains from the sale of real estate, net on a consolidated multifamily property and a non-core retail asset both in the Western United States. The prior period net income attributable to noncontrolling interest related to the gain on extinguishment on mortgage on a retail property in the United Kingdom that we own with an equity partner as detailed above.

Co-Investment Portfolio Segment
Investment Management
We receive fees, including asset management fees, construction management fees, and/or acquisition and disposition fees, for managing assets in our Co-Investment Portfolio on behalf of our partners. During the year ended December 31, 2023, fees recorded through revenues were $61.9 million as compared to $44.8 million for the same period in 2022. The increase in recorded fees for the year ended December 31, 2023 as compared to the same period in 2022 was due to higher base management fees for the year ended December 31, 2023 as a result of having more AUM in our Co-Investment Portfolio mainly due to the growth of our global debt platform and Western United Sates multifamily separate accounts as well as a $7.9 million arrangement fee that we earned from Pacific Western Bank for facilitating the Construction Loan Portfolio closing and fair value gains on our investment in VHH.
Co-Investment Operations - Loans
Loans income from loan investments increased to $26.1 million for the year ended December 31, 2023 as compared to $11.7 million for the same period in 2022. These amounts represent interest income on our share of loan investments within our global debt platform. The increase is primarily due to the growth of the global debt platform and rising interest rates as the majority of our loans in our global debt platform are floating rate loans.

We recognized $7.0 million of reserves against our loan portfolio in other loss during the year ended December 31, 2023 with no comparable activity in the prior period. The reserve consists of (i) $4.5 million in specific reserves on certain loans secured by an office asset and three multifamily properties in our bridge loan portfolio and (ii) a $2.5 million general reserve that we recorded on our entire loan portfolio due to uncertain market conditions coupled with high interest rates that could lead to potential credit losses. We have three loans out of the 101 loans in our global debt platform with a $8.7 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward. We are currently working with borrowers and guarantors to resolve these loans. We have made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. We monitor and evaluate each of our loans held for investment and maintain regular communications with borrowers, guarantors and sponsors regarding the potential impacts of current macroeconomic conditions on our loans.
Co-Investment Operations - Real Estate

In addition to our management of investments in the Co-Investment Portfolio, we generally have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any performance allocations relating to our management of these properties for the year ended December 31, 2023 and the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022
Revenue
Rental	$256.3	$224.0
Hotel	11.1	—
Sale of real estate	19.5	52.0
Total revenue	286.9	276.0

Fair value/other adjustments	(233.7)	110.2
Gain on sale of real estate, net	—	4.9
Performance allocations	(64.3)	(21.1)

Expenses
Rental	82.8	66.4
Hotel	16.3	—
Cost of real estate sold	13.6	40.7
Depreciation and amortization	3.2	3.8
Total expenses	115.9	110.9
Interest expense	(99.0)	(60.1)
Other loss	(26.6)	(17.9)
Provision for income taxes	(0.2)	(2.7)
(Loss) income from unconsolidated investments	$(252.8)	$178.4
The decrease in income from unconsolidated investments is primarily due to the following:

Operating performance

During the year ended December 31, 2023, we had lower operating performance from our unconsolidated investments due to the following factors: (i) higher interest expense due to changes in the contractual interest rates of our indebtedness (ii) pre-opening and one-time start up costs associated with the opening of Kona Village Resort and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii. The increase in rental income is primarily due to the three multifamily assets that were deconsolidated as discussed above in the Consolidated section.

Fair Value

During the year ended December 31, 2023, valuations continued to pull back primarily as a result of continued expansion of estimated capitalization rates and significant reductions in transaction volumes and liquidity, primarily as a result of increased borrowing rates as the Federal Reserve continued its interest rate hikes and increased the federal funds rate by 100 basis points during 2023. As such, during the year ended December 31, 2023 the Company recorded fair value decreases with respect to: (i) certain office properties in the Western United States, Ireland and United Kingdom primarily due to expansion in estimated capitalization rates, primarily as a result of increased interest rates, which also led to us recording a decrease of the accrued performance allocations with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland primarily due to expansion in estimated capitalization rates; (iii) the write off of a $5 million investment in a social impact real estate fund manager; and (iv) a decrease in the fair value of a building that we hold a 10% ownership interest in due to a national co-working office tenant no longer paying rent at such property. These fair value decreases were offset by (i) a fair value increase of $51.5 million with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating, gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019), the resyndication of properties and (ii) fair value increases recognized by the Company on fixed rate mortgages due to increases in market interest rates.

During the year ended December 31, 2023, we recorded a $64.3 million decrease in the accrual (non-cash) for performance allocations primarily related to the fair value decreases noted above. VHH does not have a performance allocation arrangement associated with the investment, and therefore, such increases in non-cash fair value noted above did not contribute to the performance allocation results.

Valuations of our market rate multifamily assets globally and industrial assets in the United Kingdom were at historically high levels at the end of 2021 and into the first quarter of 2022. We started to see valuations pull back slightly in 2022 with cap rate expansion, primarily as a result of increased borrowing rates, which led to fair value losses on real estate during the year ended December 31, 2022. In 2022, we also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the euro and the GBP were at historically low levels against the U.S. Dollar. These fair value losses were offset by fair value increases on our affordable multifamily properties in our VHH platform due to increased NOI at the properties driven by rental increases and the stabilization of assets that recently completed development. Fair value losses on real estate were also offset by fair value gains on our fixed rate mortgages that are secured by certain properties. This was primarily related to our long term fixed rate debt having lower rates than the current market rates as a result of higher base rates and spreads in today's financing market driven by recent rate increases implemented by the Federal Reserve and the European Central Bank ("ECB"). We also had fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates. Our investment in VHH also had significant fair value gains for the year ended December 31, 2022 due to gains on its fixed rate property loans and increases in NOI at the properties due to rental increases.

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

Please also see Part I. Item 1. "Fair Value Investments" for additional details.

Expenses
Expenses decreased to $36.6 million for the year ended December 31, 2023 as compared to $55.1 million for the same period in 2022, primarily due to a $10.8 million decrease to performance allocation expense. Performance allocation expense is as a percentage of accrued performance allocations, declined over the year ended December 31, 2023 due to decreases in fair values on separate accounts and commingled funds that have performance allocation sharing programs. The consolidated segment had higher gains on sale of real estate, net for the year ended December 31, 2023 compared to the prior period while the Co-Investment segment had lower level of fair values which led to the allocation of less costs in compensation and general and administrative expenses to the Co-Investments segment.
Corporate

Expenses for the year ended December 31, 2023 were $65.2 million as compared to $61.9 million for the year ended December 31, 2022. The increase in expenses is primarily due to higher share-based compensation in connection with the retirement of the Company's former President (the "former executive") from the Company. Pursuant to the terms of the former executive's separation and consulting agreement with the Company (the "Agreement"), the former executive's outstanding restricted shares, held as of her separation date, will continue to vest in future periods in accordance with the terms of the applicable restricted stock unit grants agreements. However, the arrangement per the Agreement is considered a modification of her awards and the Company has revalued her share awards over the remaining periods, resulting in a one-time $5.5 million of additional expense year ended December 31, 2023. We will not have any future expense for any shares remaining to vest for the former executive.

Interest expense was $97.2 million for the year ended December 31, 2023 as compared to $92.6 million for the same period in 2022. For the year ended December 31, 2023 we had higher interest rate on our line of credit as compared to the same period in 2022 as a result changes in the contractual interest rate of our indebtedness as described above. The increase in interest expense was offset by $7.4 million that we received on interest rate derivative contracts that paid cash out during the year ended December 31, 2023 recorded to other income which is discussed below
Other (loss) income decreased to a loss of $0.3 million for the year ended December 31, 2023 as compared to other income of $15.3 million for the same period in 2022. We recorded $5.9 million in expenses associated with future compensation and consulting fees in connection with the former executive's Agreement, as discussed above. During the year ended December 31, 2023, we recorded $4.3 million of mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure as compared to $18.4 million in year ended December 31, 2022. For the year ended December 31, 2023 we received $4.3 million of interest income on bank deposits due to rising interest rates as compared to $1.1 million in the prior period. The Company also recorded realized foreign exchange losses of $3.3 million for the year ended December 31, 2023 as compared to realized losses of $3.6 million in the prior period primarily due to increases in the euro exchange rate on portion of its line of credit that was drawn in euros.

Benefit from income taxes was $55.3 million for the year ended December 31, 2023 as compared to a tax provision of $36.2 million for the year ended December 31, 2022. The decrease in income tax expense was primarily attributable to a $474.8 million decrease in worldwide pre-tax book income in 2023 as compared to 2022, primarily as a result of the significant non-cash fair value decrease during the year. Our effective tax rate for the year ended December 31, 2023 was 16.4% as compared to an effective tax rate of 26.2% in 2022. Significant items impacting the tax provision include: tax charges associated with non-deductible executive compensation under Code Section 162(m) and changes in our estimated state effective tax rate. During the year ended December 31, 2023, our net deferred tax asset (and associated valuation allowance) related to our excess tax basis in the legacy UK real estate assets increased due to book depreciation taken on UK real estate buildings, which is not subjected to depreciation for UK tax purposes. In addition, the deferred tax asset (and associated valuation allowance) related to our investment in KWE decreased due to unrealized foreign currency gains that has no tax basis.
Preferred dividends were $38.0 million for the year ended December 31, 2023 as compared to $28.9 million for the year ended December 31, 2022. The increase was due to the issuance of $200 million of our Series C cumulative perpetual preferred stock to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax") during 2023.
Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(341.8)	$64.8
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	31.3	(68.7)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	(0.8)
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(5.5)	23.4
Unrealized gain on interest rate swaps, net of tax	—	5.6
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(316.0)	$24.3
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the years ended December 31, 2023 and 2022 as compared to the U.S. Dollar:

	Year Ended December 31,
	2023	2022
Euro	3.1%	(5.9)%
GBP	5.2%	(10.6)%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the year ended December 31, 2023 and 2022 was a loss of $316.0 million and income of $24.3 million, respectively. The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the EUR and GBP strengthening against the U.S. Dollar. Unrealized hedge losses were driven by hedges that the Company has on its GBP-denominated investments.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, interest income, asset management fees, asset sales, borrowings under our revolving line of credit, sales of equity (common and preferred) and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. Also, in May 2022, we established an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the year ended December 31, 2023, the Company issued 1.7 million shares at a weighted average price of $18.07 per share for net proceeds of $29.8 million under our ATM Program. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of December 31, 2023, we and our consolidated subsidiaries had approximately $313.7 million ($126.1 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets was $94.8 million and we had $349.6 million of availability under lines of credit. As of December 31, 2023, we have $69.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.

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

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. In addition to such market conditions, Moody’s Investors Service, Inc. ("Moody's") and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In February 2023, S&P downgraded us to ‘BB’ from ‘BB+’ and in December 2023 S&P downgraded us to "BB-" and maintained their negative CreditWatch. Additionally, S&P downgraded the KWE Notes to ‘BB+’ from ‘BBB-’ in February 2023 and to "BB" and the KWI Notes to ‘BB-’ from ‘BB’ in February 2023 and to "B+" in December 2023. These ratings and downgrades thereof may impact our ability to access the debt market in the future at desired terms or at all. S&P also lowered their issue-level rating on Kennedy Wilson's preferred stock to "B-" in December 2023. On June 5, 2023 Moody's downgraded the Company's rating from "B1" to "B2" with a stable outlook. Please also see Part I. Item 1A. Risk Factors.
Development and Redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets.  As of December 31, 2023, we have 1,462 multifamily units and 415,000 commercial rentable square feet we are actively developing. If these projects were brought to completion, the estimated share of the Company's total cost would be approximately $613.0 million, which we expect would be funded through our existing equity, third-party equity, project sales and secured debt financing.  As of December 31, 2023, we have incurred $550.0 million of costs to date and expect to spend an additional $95.0 million to develop to completion or complete the entitlement process on these projects. Of the $95.0 million of remaining costs to complete, we currently expect $24.0 million of it to be funded through cash from us over the life of the projects. This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. When development projects are completed, they typically move into our unstabilized category as they undergo lease up post-completion.
In addition to the market rate development and redevelopment projects described above, we have 1,604 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $11.0 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units	KW Est. Total Cost(4)	KW Costs Incurred(4)	KW Est. Costs to Complete(2)
Nor. California	Multifamily	38° North Phase II	Under Construction	2024	—	172	$73	$63	$10
Mountain West	Multifamily	Dovetail(5)	Under Construction	2024	—	240	56	53	3
Mountain West	Multifamily	Oxbow	Under Construction	2024	—	268	42	39	3
Pacific Northwest	Multifamily	Two10	Under Construction	2024	—	210	63	48	15
Nor. California	Multifamily	38[o] North Phase III(5)	Under Construction	2024	—	30	13	8	5
Ireland(3)	Mixed-Use	The Cornerstone(5)	Under Construction	2024	20,000	232	71	59	12
Ireland(3)	Office	Coopers Cross	Under Construction	2024	395,000	—	175	160	15
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	—	310	120	88	32
So. California	Multifamily	Gateway @ The Oaks	In Planning	TBD	—	TBD	TBD	12	TBD
Pacific Northwest	Multifamily	Bend	In Planning	TBD	—	TBD	TBD	20	TBD
	Total				415,000	1,462	$613	$550	$95
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. We expect to fund $24 million of our share of remaining costs to complete with cash over the life of these projects. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Estimated foreign exchange rates are €1.00 = $1 USD and £1.00 = $1 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio Segment
(6) Included in Co-Investment Portfolio Segment

Unstabilized and Value Add Capital Expenditure Programs

We currently have seven assets that comprise 0.7 million commercial square feet that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $30.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized ($ in millions):

Property	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Hotel Rooms/MF Units	Leased %	KW Est. Costs to Complete(1)
Kona Village	Hawaii	Hotel	50%	1	—	150	—%	$2.1
Coopers Cross	Ireland(2)	Multifamily	50%	1	—	471	33	1.3
Grange	Ireland(2)	Multifamily	50%	1	—	287	54	1.4
The Heights Building 4	United Kingdom(2)	Office	51%	1	80,000	—	43	—
Stockley Park	United Kingdom(2)	Office	100%	1	54,000	—	—	—
Hamilton Landing H4 & H7	Northern California	Office	100%	1	118,000	—	34	6.7
90 East Buildings C and D	Pacific Northwest	Office	50%	1	410,000	—	—	19.4
	Total Lease-Up			7	662,000	908	24%	$30.9
Note: The table above excludes minority-held investments and two wholly-owned assets expected to sell, 1.1 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2023. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.10 and £1.00 = $1.27, related to NOI.

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

Other Items

On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2023, we had $124.5 million remaining under the plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning in 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2023, 2022 and 2021 the Company recognized $8.2 million, $9.2 million and $11.7 million, respectively, under the Deferred Cash Bonus Program.

The Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Currently structures participating in the Performance Allocation Sharing Program have allocated a range of 20% to 35% of performance allocations to employees. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $(15.1) million, $(4.3) million and $42.0 million respectively, related to this program.

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

One of our office properties in our Consolidated Portfolio located in Bellevue, Washington (the third largest asset by our share of net operating income), is made up of two tenants. One tenant vacated its space upon the expiration of its lease (October 2023). The other tenant still occupies its space and is current on all obligations under its lease (lease termination option in January 2025). We are working on securing new leases at the property, however, there is no assurance that we will be able to do so at favorable terms or at all. In addition, we and our partner recently brought a lawsuit against a national co-working office tenant that recently stopped paying rent with respect to its tenancy at one of our office properties that we manage and hold a 10% ownership interest in. Amongst other claims, we and our partner are pursuing the collection of all rent, expenses and charges under the lease that runs through 2036 and the guarantee that was executed by such tenant’s parent company. The legal proceeding is still pending and there can be no assurance that we will be able to secure a favorable outcome. The office property sits in our Co-Investment Portfolio and our investment in the property is accounted for under fair value method accounting. Please also see our discussion of the results of the year ended December 31, 2023 below for additional information with respect to our investment in this property as it relates to the changes in fair value during such periods.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(Dollars in millions)	2023	2022
Net cash provided by operating activities	$48.9	$32.9
Net cash used in investing activities	(11.7)	(361.6)
Net cash (used in) provided by financing activities	(164.8)	264.2
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  For the years ended December 31, 2023 and 2022, cash flows provided by operations were $48.9 million and $32.9 million, respectively.
The increase in cash provided by operations was primarily due to higher asset management fees earned during the year ended December 31, 2023 including the $7.9 million arrangement fee as part of the Construction Loan Portfolio transaction. We also had increased interest income, cash receipts on interest rate derivatives and lower discretionary compensation payments made in the current period. These offset were offset by lower operating distributions from our unconsolidated investments due to higher interest rates and higher interest costs on our consolidated debt.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our co-investments.
Year Ended December 31, 2023
Net cash used in investing activities totaled $11.7 million for the year ended December 31, 2023. During the year ended December 31, 2023, we received $383.9 million primarily from sale of equity interests in three Western United States multifamily properties into existing co-investment platforms which triggered deconsolidation and the recognition of capital gains, the sale of a multifamily property in Western United States to a third party, the sale of non-core retail assets in the United Kingdom, Ireland, Spain and Western United States and a residential investment in the Western United States. We received $92.4 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds and financing distributions from multifamily properties in Ireland. Our share of new loans issued acquired as part of our global debt platform were $150.2 million (including $106.4 million relating to the Construction Loan Portfolio acquisition), and we received $48.9 million of proceeds from repayments on loans previously issued. We spent $217.2 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add on our operating properties. We also contributed $167.4 million to unconsolidated investments that were primarily used to fund our share of construction for the completion of Kona Village as well as European development projects and new acquisitions made within our European Industrial JV platform and commingled funds. We spent $2.1 million in premiums on new derivative contracts entered into during the year ended December 31, 2023.
Year Ended December 31, 2022
Net cash used in investing activities totaled $361.6 million for the year ended December 31, 2022. During the year ended December 31, 2022, we received $325.9 million primarily from the sale of non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States. We received $157.1 million in investing distributions from our co-investments primarily from the sale of assets within our comingled funds and financing distributions from multifamily properties in Ireland. Our share of new loans issued as part of our global debt platform was $50.9 million, and we received $34.5 million of proceeds from repayments on loans previously issued. Additionally, we acquired $408.2 million of consolidated real estate assets, including an office building in Scotland and four multifamily properties in the Mountain West. We spent $160.9 million on capital expenditures on consolidated assets, as well as continued investments in our development properties and value add on our operating properties. We also contributed $361.3 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village Resort and new acquisitions made within our European Industrial JV platform and commingled funds. The settlement of foreign currency derivatives generated $112.6 million of cash during the year ended December 31, 2022, primarily due to settlement of interest rate and foreign currency derivatives that had appreciated in value. We spent $10.4 million in premiums on new derivative contracts entered into during the year ended December 31, 2022.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.
Year Ended December 31, 2023
Net cash used in financing activities totaled $164.8 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company received proceeds of $197.4 million from the issuance of its Series C perpetual preferred stock and warrants to Fairfax. We drew $50.0 million on our revolving line of credit and repaid $185.0 million on our revolving line of credit during the year ended December 31, 2023. Kennedy Wilson received proceeds of $408.9 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $446.4 million of mortgage debt. Additionally, we paid common dividends of $136.0 million and preferred dividends of $35.5 million, and we repurchased $20.9 million of our common stock under our share repurchase plan.
Year Ended December 31, 2022
Net cash provided by financing activities totaled $264.2 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company received proceeds of $297.3 million from the issuance of its Series B perpetual preferred stock and warrants to Fairfax. We drew $528.4 million on our revolving line of credit and repaid $325.0 million on our revolving line of credit during the year ended December 31, 2022. Kennedy Wilson received proceeds of $401.3 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $389.6 million of mortgage debt and $65.8 million on our KWE Notes. Additionally, we paid common dividends of $134.6 million and preferred dividends of $25.9 million, and we repurchased $31.2 million of our common stock under our share repurchase plan.

Contractual Obligations and Commercial Commitments
At December 31, 2023, Kennedy Wilson's consolidated contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period(9)
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)	$2,849.7	$150.0	$1,229.6	$548.8	$921.3
Senior notes(3)	1,800.0	—	—	600.0	1,200.0
Credit facility	150.4	—	150.4	—	—
KWE unsecured bonds(5)	524.3	—	524.3	—	—
Total borrowings(4)	5,324.4	150.0	1,904.3	1,148.8	2,121.3
Operating leases	10.1	1.0	2.1	2.3	4.7
Ground leases(8)	27.4	0.2	0.4	0.4	26.4
Total contractual cash obligations(6)(7)	$5,361.9	$151.2	$1,906.8	$1,151.5	$2,152.4
(1)See Notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $163.6 million; 1-3 years - $368.1 million; 4-5 years - $106.8 million; After 5 years - $90.9 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2023.
(2) Excludes $1.0 million net unamortized debt discount on mortgage debt.
(3) Excludes $3.1 million unamortized debt premium on senior notes.
(4) Excludes $33.4 million of unamortized loan fees.
(5) Excludes $1.0 million net unamortized discount on KWE unsecured bonds.

(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $151.2 million; 1-3 years - $1,902.6 million; 4-5 years - $1,128.7 million; After 5 years - $2,102.8 million.
(7) Table above excludes $187.7 million unfulfilled capital commitments to our unconsolidated investments and $87.7 million on loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The total amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $1.8 billion at December 31, 2023.
    KWE Notes
As of December 31, 2023, KWE has notes outstanding ("KWE Notes") of $523.3 million (based on December 31, 2023 rates), have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.
Borrowings Under Line of Credit
On March 25, 2020, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), the Company, as a guarantor and certain subsidiaries of the Company (such subsidiaries, the “Subsidiary Guarantors”) on March 25, 2020 entered into a $500 million revolving line of credit ("Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to SOFR plus 1.00% plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of September 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by an additional six months.
The Company has $150.4 million outstanding on the A&R Facility as of December 31, 2023 with $349.6 million available to be drawn under the revolving credit facility.
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
The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement"), that, among other things (including the limitations set forth in the preceding paragraph), requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of December 31, 2023, the Company was in compliance with the foregoing financial covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of December 31, 2023, the Company was in compliance with these covenants.
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). As of December 31, 2023, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same. The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments. In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions. Please also see Part I. Item 1A Risk Factors.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2023, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $151.1 million at December 31, 2023. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2023, we have unfulfilled capital commitments totaling $187.7 million to our unconsolidated investments and $87.7 million to our loan portfolio. In addition to the unfunded capital commitments on its joint venture investments, the Company has $68.7 million of equity commitments relating on consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.

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
Impact of Inflation and Changing Prices

As discussed throughout this report, high inflation impacted the global economy during the year ended December 31, 2023 and continues to impact the global economy. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and multifamily properties, market interest rates on investment mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2023, 78% of our consolidated debt is fixed rate, 22% is floating rate with interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they generally have short maturities.
We hold variable rate debt on some of our consolidated and unconsolidated properties that is subject to interest rate fluctuations.  These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SOFR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates, we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $1.0 million increase in interest expense or $2.2 million decrease in interest expense savings during 2024 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages are 2.53% and approximately 1.6 years, respectively, as of December 31, 2023.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2023. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2023. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2024	2025	2026	2027	2028	Thereafter	Total	December 31, 2023
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$313.7	$—	$—	$—	$—	$—	$313.7	$313.7
Average interest rate	2.44%	—%	—%	—%	—%	—%	2.44%	—
Fixed rate receivables	16.7	12.2	14.8	10.0	—	6.1	59.8	56.1
Average interest rate(1)	4.76%	6.51%	4.15%	6.80%	—%	6.49%	5.49%	—
Variable rate receivables	81.0	87.9	17.8	0.6	—	—	187.3	184.5
Average interest rate	11.00%	10.19%	10.73%	7.36%	—%	—%	10.58%	—
Total	$411.4	$100.1	$32.6	$10.6	$—	$6.1	$560.8	$554.3
Weighted average interest rate(1)	4.22%	9.74%	7.75%	6.83%	—%	6.49%	5.49%
Interest rate sensitive liabilities
Variable rate borrowings	$57.3	$230.7	$368.3	$245.8	$8.6	$241.5	$1,152.2	$1,130.8
Average interest rate	6.31%	6.59%	7.20%	7.56%	7.08%	6.88%	7.04%	—
Fixed rate borrowings	86.7	641.0	240.5	161.0	329.9	2,718.9	4,178.0	3,645.2
Average interest rate	3.39%	3.40%	4.13%	3.86%	4.65%	4.45%	4.24%	—
Total	$144.0	$871.7	$608.8	$406.8	$338.5	$2,960.4	$5,330.2	$4,776.0
Weighted average interest rate	4.55%	4.25%	5.99%	6.09%	4.71%	4.65%	4.85%
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
Approximately 36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the Consolidated and Co-Invest segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2023, we have hedged 97% of the gross asset carrying value of our euro-denominated investments and 95% of the gross asset carrying value of our GBP-denominated investments.
Our investment management businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $11.7 million or decrease by $13.1 million. If rates moved 10%, we would have an increase of $22.5 million and a decrease of $28.1 million.
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
Loans - Interest income earned on consolidated loans.
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
Other income (loss) - Other income (loss) includes the realized foreign currency exchange income or loss relating to the settlement of foreign transactions during the year which arise due to changes in currency exchange rates, realized gains or losses related to undesignated derivative instruments, interest income on bank deposits, commission expenses on property services and transaction related expenses related to unsuccessful deals.
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
Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) represents the Company's share of foreign currency movement on translating Kennedy Wilson's foreign subsidiaries from their functional currency into the Company's reporting currency. These amounts are offset by Kennedy Wilson's effective portion of currency related hedge instruments that have been designated.
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
"Net operating income" or "NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting certain property expenses from property revenues. The Company's management uses net operating income to assess and compare the performance of its properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of the Company's properties resulting from its value-add initiatives or changing market conditions. Management believes that net operating income reflects the core revenues and costs of operating its properties and is better suited to evaluate trends in occupancy and lease rates. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Net Operating Income to net income as reported under GAAP and a reconciliation of Net Operating Income (Net Effective) (with respect to same property) to net income as reported under GAAP.

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
"Real Estate Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which the Company provides (or participates in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. AUM is principally intended to reflect the extent of the Company's presence in the real estate market, not the basis for determining management fees. AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly-owned by the Company or held by joint ventures and other entities in which its sponsored funds or investment vehicles and client accounts have invested. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in Kennedy Wilson's business results and operations). Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had an impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.
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

We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Net Income. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Net Income is presented below:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(281.4)	$101.9	$336.4	$107.8	$321.1
Non-GAAP adjustments:
Add back (less):
Interest expense	259.2	220.8	192.4	201.9	214.2
Loss (gain) on early extinguishment of debt	1.6	(27.5)	45.7	9.3	0.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	99.1	60.2	40.2	33.0	32.1
Depreciation and amortization	157.8	172.9	166.3	179.6	187.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.2	3.5	5.3	6.9	8.2
(Benefit from) provision for income taxes	(55.3)	36.2	126.2	43.6	41.4
Kennedy Wilson's share of taxes included in unconsolidated investments	0.1	2.7	—	1.1	—
Share-based compensation	34.5	29.0	28.7	32.3	30.2
EBITDA attributable to noncontrolling interests(1)	(29.0)	(8.2)	(13.3)	(7.5)	(107.6)
Adjusted EBITDA(2)	$189.8	$591.5	$927.9	$608.0	$728.1
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021	2020	2019
Net (loss) income	$(281.4)	$101.9	$336.4	$107.8	$321.1
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	157.8	172.9	166.3	179.6	187.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.2	3.5	5.3	6.9	8.2
Share-based compensation	34.5	29.0	28.7	32.3	30.2
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(27.4)	(13.5)	(10.5)	(2.5)	(102.0)
Preferred dividends	(38.0)	(28.9)	(17.2)	(17.2)	(2.6)
Adjusted Net (Loss) Income (2)	$(151.3)	$264.9	$509.0	$306.9	$442.5
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
Net Operating Income

	Years Ended December 31,
	2023		2022		2021
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(281.4)	$(252.8)	$101.9	$178.4	$336.4	$389.0
Less: (Benefit from) provision for income taxes	(55.3)	0.2	36.2	2.7	126.2	—
Less: Loss (income) from unconsolidated investments	252.8	—	(178.4)	—	(389.0)	—
Less: (Gain) loss on sale of real estate, net(1)	(127.6)	—	(103.7)	(4.9)	(412.7)	3.1
Add: Interest expense	259.2	99.0	220.8	60.1	192.4	40.0
Less: Loss (gain) on early extinguishment of debt	1.6	—	(27.5)	—	45.7	—
Less: Other loss (income)	5.0	26.6	(36.1)	17.9	5.0	17.9
Less: Sale of real estate(1)	—	(19.5)	—	(52.0)	—	(39.5)
Less: Interest income	(26.1)	—	(11.7)	—	(8.6)	—
Less: Investment management and property services	(64.1)	64.3	(46.5)	21.1	(37.4)	(117.9)
Add: Cost of real estate sold(1)	—	13.6	—	40.7	—	36.8
Add: Compensation and related	139.4	—	140.3	—	162.6	—
Add: Performance allocation expense	(15.1)	—	(4.3)	—	42.0	—
Add: General and administrative	35.7	—	37.2	—	33.3	—
Add: Depreciation	157.8	3.2	172.9	3.8	166.3	5.6
Less: Fair value adjustments	—	233.7	—	(110.2)	—	(210.6)
Less: NCI adjustments	(7.6)	—	(6.9)	—	(6.4)	—
Net Operating Income	$274.3	$168.3	$294.2	$157.6	$255.8	$124.4
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

	Years Ended December 31,
	2020		2019
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$107.8	$81.0	$321.1	$179.7
Add: Provision for income taxes	43.6	1.0	41.4	—
Less: Income from unconsolidated investments	(81.0)	—	(179.7)	—
Less: (Gain) loss on sale of real estate, net(1)	(338.0)	11.5	(434.4)	(53.5)
Add: Interest expense	201.9	33.1	214.2	32.1
Add: Loss on extinguishment of debt	9.3	—	0.9	—
Add: Other loss	2.3	13.7	10.6	8.0
Less: Sale of real estate(1)	—	(11.5)	—	(26.7)
Less: Interest income	(3.1)	—	(0.3)	—
Less: Investment management and property services	(33.1)	(2.6)	(40.6)	(36.2)
Add: Cost of real estate sold(1)	—	13.3	—	23.9
Add: Compensation and related	144.2	—	151.6	—
Add: Performance allocation expense	0.2	—	0.1	—
Add: General and administrative	34.6	—	42.4	—
Add: Depreciation	179.6	6.9	187.6	8.2
Less: Fair value adjustments	—	(43.9)	—	(57.7)
Less: NCI adjustments	(6.0)	—	(9.7)	—
Net Operating Income	$262.3	$102.5	$305.2	$77.8
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

	December 31, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$184.2	$—	$129.5	$313.7
Real estate	4,837.3	—	—	4,837.3
Unconsolidated Investments	—	2,069.1	—	2,069.1
Loan purchases and originations	—	247.2	—	247.2
Accounts receivable and other assets	146.1	—	98.7	244.8
Total Assets	$5,167.6	$2,316.3	$228.2	$7,712.1

Accounts payable and accrued expenses	154.3	—	461.4	615.7
Mortgage debt	2,840.9	—	—	2,840.9
KW unsecured debt	—	—	1,934.3	1,934.3
KWE bonds	522.8	—	—	522.8
Total Liabilities	3,518.0	—	2,395.7	5,913.7

Equity	1,649.6	2,316.3	(2,167.5)	1,798.4
Total liabilities and equity	$5,167.6	$2,316.3	$228.2	$7,712.1

	December 31, 2022
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$316.7	$—	$122.6	$439.3
Real estate	5,188.1	—	—	5,188.1
Unconsolidated Investments	—	2,238.1	—	2,238.1
Loan purchases and originations	—	149.4	—	149.4
Accounts receivable and other assets	135.1	—	121.8	256.9
Total Assets	$5,639.9	$2,387.5	$244.4	$8,271.8

Accounts payable and accrued expenses	156.6	—	517.8	674.4
Mortgage debt	3,018.0	—	—	3,018.0
KW unsecured debt	—	—	2,062.6	2,062.6
KWE bonds	506.4	—	—	506.4
Total Liabilities	3,681.0	—	2,580.4	6,261.4

Equity	1,958.9	2,387.5	(2,336.0)	2,010.4
Total liabilities and equity	$5,639.9	$2,387.5	$244.4	$8,271.8

Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Year Ended December 31,
	2023	2022
Total Revenue	$562.6	$540.0
Less: Investment management fees	(61.9)	(44.8)
Less: Other	(2.2)	(1.7)
Less: Loans and other	(26.1)	(11.7)
Less: NCI adjustments (1)	(12.2)	(11.8)
Add: Unconsolidated investment adjustments (2)	182.3	173.3
Add: Above/below market rents (6)	(1.8)	(3.6)
Less: Reimbursement of recoverable operating expenses	(33.2)	(28.3)
Less: Properties bought and sold (3)	(56.1)	(82.1)
Less: Other properties excluded (4)	(110.9)	(103.3)
Other Reconciling Items (5)	(1.1)	(2.3)
Same Property	$439.4	$423.7

	Same Property - Revenue(6)*
	For the Year Ended December 31,
Same Property (Reported)	2023	2022
Office - Same Property	$108.4	$107.3
Multifamily Market Rate Portfolio - Same Property	272.2	262.2
Multifamily Affordable Portfolio - Same Property	58.8	54.2
Same Property	$439.4	$423.7
(*) This is a Non-GAAP financial measure. Please see our “Common Definitions” for a further explanation and discussion .
(1) Represents rental revenue and hotel revenue attributable to non-controlling interests.
(2) Represents the Company’s share of unconsolidated investment rental revenues, as applicable, which are within the applicable same property population.
(3) Represents properties excluded from the same property population that were purchased or sold during the applicable period.
(4) Represents properties excluded from the same property population that were not stabilized during the applicable period, or retail or industrial properties.
(5) Represents other properties excluded from the same property population that were not classified as a commercial or multifamily property within the Company’s portfolio. Also includes immaterial adjustments for foreign exchange rates, changes in ownership percentages, and certain non-recurring income and expenses.
(6)Excludes above/below market rents from the same property population, as they are representative of non-cash purchase price accounting income.

	Same Property - NOI (Net Effective)(6)*
	For the Year Ended December 31,
	2023	2022
Net Income	$(281.4)	$101.9
Less: Investment management fees	(61.9)	(44.8)
Less: Property services fees	(2.2)	(1.7)
Less: Loans and other	(26.1)	(11.7)
Less: Total Income from unconsolidated investments	252.8	(178.4)
Less: Gain on sale of real estate, net	(127.6)	(103.7)
Add: Compensation and related	139.4	140.3
Add: Performance allocation compensation	(15.1)	(4.3)
Add: General and administrative	35.7	37.2
Add: Depreciation and amortization	157.8	172.9
Add: Interest Expense	259.2	220.8
Add: Gain (loss) on early extinguishment of debt	1.6	(27.5)
Less: Other income (loss)	5.0	(36.1)
Add: Provision for income taxes	(55.3)	36.2
Less: NCI adjustments (1)	(7.4)	(7.1)
Add: Unconsolidated investment adjustments (2)	128.7	124.7
Add: Straight-line and above/below market rents (6)	(1.8)	(3.6)
Less: Properties bought and sold (3)	(38.6)	(59.3)
Less: Other properties excluded (4)	(53.0)	(54.8)
Other Reconciling Items (5)	3.4	4.2
Same Property NOI (Net Effective)*	$313.2	$305.2

	Same Property - NOI (Net Effective)(6)*
	For the Year Ended December 31,
Same Property (Reported)	2023	2022
Office - Same Property	$93.4	$92.6
Multifamily Market Rate Portfolio - Same Property	180.9	175.8
Multifamily Affordable Portfolio - Same Property	38.9	36.8
Same Property NOI (Net Effective)* (Reported)	$313.2	$305.2
(*) This is a Non-GAAP financial measure. Please see our “Common Definitions” for a further explanation and discussion.
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
(4) Represents properties excluded from the same property population that were not stabilized during the applicable period, or retail or industrial properties.
(5) Represents other properties excluded from the same property population that were not classified as a commercial or multifamily property within the Company’s portfolio. Also includes immaterial adjustments for foreign exchange rates, changes in ownership percentages, and certain non-recurring income and expenses.
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
Additionally, Kennedy Wilson elected the fair value option for 72 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
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

The Company has concluded that performance allocations to the Company from equity method investments, based on cumulative performance to-date, represent carried interests. Consequently, in following the guidance set forth in ASC Topic 606, Revenue from Contracts with Customers and Topic 323, Investments – Equity Method and Joint Ventures, these allocations are included as a component of the total income from unconsolidated investments in the accompanying consolidated statements of income.”
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the Funds) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2023, these investments had a fair value of $1,927.0 million.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value process for unconsolidated investments and commingled funds, including controls related to the development of the overall capitalization rate, discount rate and terminal capitalization rate assumptions. For a selection of the Company’s investments, we involved valuation professionals with specialized skills and knowledge who assisted in comparing the discount rate and terminal capitalization rate used by the Company to independently developed ranges using market information obtained from third-party real estate publications or to rates observed in similar investments in the current period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Los Angeles, California
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Los Angeles, California
February 22, 2024

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$313.7	$439.3
Accounts receivable, net (including $13.8 and $13.9 of related party)	57.3	40.8
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $957.8 and $882.2)	4,837.3	5,188.1
Unconsolidated investments (including $1,927.0 and $2,093.7 at fair value)	2,069.1	2,238.1
Other assets	187.5	216.1
Loan purchases and originations, net	247.2	149.4
Total assets(1)	$7,712.1	$8,271.8

Liabilities
Accounts payable	$17.9	$16.2
Accrued expenses and other liabilities	597.8	658.2
Mortgage debt	2,840.9	3,018.0
KW unsecured debt	1,934.3	2,062.6
KWE unsecured bonds	522.8	506.4
Total liabilities(1)	5,913.7	6,261.4

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2023 and December 31, 2022 and Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized and 300,000 shares outstanding as of December 31, 2023 and December 31, 2022 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 200,000 shares outstanding as of December 31, 2023.	789.9	592.5
Common Stock, $0.0001 par value, 200,000,000 authorized, 138,727,521 and 137,790,768 shares issued outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,718.6	1,679.5
Retained (deficit) earnings	(349.0)	122.1
Accumulated other comprehensive loss	(404.4)	(430.1)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,755.1	1,964.0
Noncontrolling interests	43.3	46.4
Total equity	1,798.4	2,010.4
Total liabilities and equity	$7,712.1	$8,271.8

(1) The assets and liabilities as of December 31, 2023 include $154.9 million (including cash held by consolidated investments of $3.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $121.8 million) and $101.4 million (including investment debt of $54.9 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2022 include $169.8 million (including cash held by consolidated investments of $6.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $137.8 million) and $82.4 million (including investment debt of $51.2 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenue
Rental	$415.3	$434.9	$390.5
Hotel	57.1	46.9	17.1
Investment management fees (includes $51.9, $44.8, and $35.3 of related party fees, respectively)	61.9	44.8	35.3
Loans	26.1	11.7	8.6
Other	2.2	1.7	2.1
Total revenue	562.6	540.0	453.6

(Loss) income from unconsolidated investments
Principal co-investments	(188.5)	199.5	271.1
Performance allocations	(64.3)	(21.1)	117.9
Total (loss) income from unconsolidated investments	(252.8)	178.4	389.0

Gain on sale of real estate, net	127.6	103.7	412.7

Expenses
Rental	152.6	151.2	132.7
Hotel	37.9	29.5	12.7
Compensation and related (including $34.5, $29.0 and $28.7 of share-based compensation)	139.4	140.3	162.6
Performance allocation compensation	(15.1)	(4.3)	42.0
General and administrative	35.7	37.2	33.3
Depreciation and amortization	157.8	172.9	166.3
Total expenses	508.3	526.8	549.6

Interest expense	(259.2)	(220.8)	(192.4)
(Loss) gain on early extinguishment of debt	(1.6)	27.5	(45.7)
Other (loss) income	(5.0)	36.1	(5.0)
(Loss) income before benefit from (provision for) income taxes	(336.7)	138.1	462.6
Benefit from (provision for) income taxes	55.3	(36.2)	(126.2)
Net (loss) income	(281.4)	101.9	336.4
Net income attributable to the noncontrolling interests	(22.4)	(8.2)	(6.0)
Preferred dividends	(38.0)	(28.9)	(17.2)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(341.8)	$64.8	$313.2
Basic (loss) earnings per share
(Loss) income per basic	$(2.46)	$0.47	$2.26
Weighted average shares outstanding for basic	138,930,517	136,900,875	138,552,058
Diluted (loss) earnings per share
(Loss) income per diluted	$(2.46)	$0.47	$2.24
Weighted average shares outstanding for diluted	138,930,517	138,567,534	140,132,435
Dividends declared per common share	$0.96	$0.96	$0.90

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in millions)

	Year ended December 31,
	2023	2022	2021

Net (loss) income	$(281.4)	$101.9	$336.4
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	32.1	(71.7)	(58.3)
Amounts reclassified out of AOCI during the year	—	(0.8)	2.2
Unrealized currency derivative contracts (loss) gain	(5.5)	23.4	56.2
Unrealized gain on interest rate swaps	—	5.6	3.2
Total other comprehensive income (loss) for the year	26.6	(43.5)	3.3

Comprehensive (loss) income	(254.8)	58.4	339.7
Comprehensive income attributable to noncontrolling interests	(23.3)	(5.2)	(5.2)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(278.1)	$53.2	$334.5

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Preferred stock issuance, net of issuance costs	200,000	197.4	—	—	—	—	—	—	197.4
Issuance of common stock, net of issuance costs	—	—	1,690,743	—	29.8	—	—	—	29.8
Restricted stock grants (RSG)	—	—	961,045	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(781,303)	—	(13.4)	—	—	—	(13.4)
Shares retired due to common stock repurchase program	—	—	(666,701)	—	(11.8)	4.3	—	—	(7.5)
Shares forfeited	—	—	(267,031)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	34.5	—	—	—	34.5
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	31.2	0.9	32.1
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(5.5)	—	(5.5)
Common stock dividends	—	—	—	—	—	(133.6)	—	—	(133.6)
Preferred stock dividends	—	—	—	—	—	(38.0)	—	—	(38.0)
Net (loss) income	—	—	—	—	—	(303.8)	—	22.4	(281.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.3	1.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27.7)	(27.7)
Balance, December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
Preferred stock issuance, net of issuance costs	300,000	297.3	—	—	—	—	—	—	297.3
At-the-market equity offering program costs	—	—	—	—	(0.7)	—	—	—	(0.7)
Restricted stock grants	—	—	1,221,362	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(834,911)	—	(18.6)	—	—	—	(18.6)
Shares retired due to common stock repurchase program	—	—	(551,162)	—	(9.8)	(2.8)	—	—	(12.6)
Stock based compensation	—	—	—	—	29.0	—	—	—	29.0
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(68.7)	(3.0)	(71.7)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	23.4	—	23.4
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	4.8	—	4.8
Common stock dividends	—	—	—	—	—	(132.3)	—	—	(132.3)
Preferred stock dividends	—	—	—	—	—	(28.9)	—	—	(28.9)
Net income	—	—	—	—	—	93.7	—	8.2	101.9
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25.7	25.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.8)	(10.8)
Balance, December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2020	300,000	$295.2	141,365,323	$—	$1,725.2	$17.7	$(393.6)	$28.2	$1,672.7
Shares forfeited	—	—	(237,588)	—	—	—	—	—	—
Restricted stock grants	—	—	619,945	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(967,536)	—	(20.5)	—	—	—	(20.5)
Shares retired due to common stock repurchase program	—	—	(2,824,665)	—	(50.0)	(12.7)	—	—	(62.7)
Stock based compensation	—	—	—	—	28.7	—	—	—	28.7
Other comprehensive income (loss):									—
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(55.8)	(0.8)	(56.6)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	56.1	—	56.1
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	3.7	—	3.7
Common stock dividends	—	—	—	—	—	(125.8)	—	—	(125.8)
Preferred stock dividends	—	—	—	—	—	(17.2)	—	—	(17.2)
Net income	—	—	—	—	—	330.4	—	6.0	336.4
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.8	7.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.7)	(18.7)
Incentive allocations to noncontrolling interests	—	—	—	—	(3.8)	—	—	3.8	—
Balance, December 31, 2021	300,000	$295.2	137,955,479	$—	$1,679.6	$192.4	$(389.6)	$26.3	$1,803.9
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(281.4)	$101.9	$336.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate, net	(127.6)	(103.7)	(412.7)
Depreciation and amortization	157.8	172.9	166.3
Above/below market and straight-line rent amortization	(5.5)	(8.0)	6.8
Uncollectible lease income	5.4	8.0	12.9
(Benefit from) provision for deferred income taxes	(65.9)	18.3	112.2
Amortization of loan fees	9.2	9.1	16.2
Amortization of discount and accretion of premium and transactional foreign exchange	2.9	2.6	2.4
Unrealized net loss (gain) on derivatives	16.4	(45.9)	(4.6)
Loss (gain) on extinguishment of debt	1.6	(27.5)	—
Loss (income) from unconsolidated investments	252.8	(178.4)	(389.0)
Provision for loan loss reserves	7.0	—	—
Accretion of interest income on loans	(3.5)	—	(0.5)
Share-based compensation expense	34.5	29.0	28.7
Deferred compensation	(3.8)	7.6	56.3
Operating distributions from unconsolidated investments	69.2	78.1	82.2
Change in assets and liabilities:
Accounts receivable	(23.8)	(13.4)	(0.5)
Other assets	(1.3)	(9.7)	(18.8)
Accrued expenses and other liabilities	4.9	(8.0)	(24.6)
Net cash provided by (used in) operating activities	48.9	32.9	(30.3)
Cash flows from investing activities:
Issuance of loans	(150.2)	(50.9)	(83.4)
Proceeds from collection of loans	48.9	34.5	58.1
Net proceeds from sale of consolidated real estate	383.9	325.9	486.4
Purchases of consolidated real estate	—	(408.2)	(1,131.8)
Capital expenditures to real estate	(217.2)	(160.9)	(139.2)
Investing distributions from unconsolidated investments	92.4	157.1	82.8
Contributions to unconsolidated investments	(167.4)	(361.3)	(280.8)
Proceeds from settlement of derivative contracts	—	112.6	—
Premiums paid for settlement of derivative contracts	(2.1)	(10.4)	(30.1)
Net cash used in investing activities	(11.7)	(361.6)	(1,038.0)
Cash flow from financing activities:
Borrowings under senior notes payable	—	—	1,804.3
Repayment of senior notes payable	—	—	(1,150.0)
Borrowings under line of credit/term loan	50.0	528.4	314.3
Repayment of line of credit/term loan	(185.0)	(325.0)	(438.5)
Borrowings under mortgage debt	408.9	401.3	1,144.9
Repayment of mortgage debt	(446.4)	(389.6)	(268.2)
Repayment of KWE Bonds	—	(65.8)	(504.4)
Payment of loan fees	(0.7)	(5.0)	(35.6)
Issuance of common stock, net of issuance costs	29.8	(0.7)	—
Repurchase of common stock	(20.9)	(31.2)	(83.2)
Preferred stock issuance, net of issuance costs	197.4	297.3	—
Common stock dividends paid	(136.0)	(134.6)	(123.5)
Preferred stock dividends paid	(35.5)	(25.9)	(17.2)
Contributions from noncontrolling interests	1.3	25.8	7.8
Distributions to noncontrolling interests	(27.7)	(10.8)	(18.7)
Net cash (used in) provided by financing activities	(164.8)	264.2	632.0
Effect of currency exchange rate changes on cash and cash equivalents	2.0	(21.0)	(4.0)
Net change in cash and cash equivalents	(125.6)	(85.5)	(440.3)
Cash and cash equivalents, beginning of year	439.3	524.8	965.1
Cash and cash equivalents, end of year	$313.7	$439.3	$524.8
-

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2023	2022	2021
Cash paid for:
Interest(1)(2)	$252.0	$214.4	$183.7
Income taxes	21.8	19.9	16.5

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	376.1	369.8	481.1
Cash received on interest rate hedges	24.0	0.9	(1.2)
(1) $1.4 million, $4.0 million, and $4.1 million attributable to non-controlling interests for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Excludes $5.0 million, $3.3 million, and $3.2 million of capitalized interest during the for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, 2022, and 2021, we have $69.6 million, $21.4 million, and $24.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2023, the Company sold a 49% equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company (see gain on sale of real estate in Note 3 for further description of the transaction) and retained a noncontrolling 51% interest in such properties, which was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $33.4 million to unconsolidated investments.

During the year ended December 31, 2023, the Company also sold a previously wholly-owned multifamily property into its Vintage Housing Holdings ("VHH") platform, with the Company retaining an interest in the property through its investment in VHH. The transaction was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $16.8 million to unconsolidated investments.

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

During the year ended December 31, 2021, the noncontrolling 51% interest that the Company retained in the MF seed portfolio (see gain on sale of real estate in Note 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet resulting in an increase of $178.8 million to unconsolidated investments.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through its investment management platform. The Company also has a global debt platform primarily focused on construction lending secured by high-quality multifamily and student housing properties throughout the United States. The Company primarily focuses on multifamily and office properties, as well as industrial and debt investments in its Investment Management business in the Western United States, United Kingdom and Ireland. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio involve ownership of multifamily units, office, and retail space and one hotel. The Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations that we earn on our fee bearing capital

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees, leasing and commission fees, loan interest income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five-step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance allocations, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases in accordance with ASC Topic 842, Leases.
Hotel income is earned when rooms are occupied or goods and services have been delivered or rendered.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
Management fees are primarily comprised of investment management fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. The Company provides investment management on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
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
Loan income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Loan income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments – Credit Losses. for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions.
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

The Company is involved in all stages of real estate ownership, including development. Once a project is in development, consistent with ASC Topic 360 Property Plant, and Equipment, costs including interest and real estate taxes and associated costs directly related to the project under development, are capitalized. During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, and constructing the project. Once a project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest and associated costs, are expensed as incurred.
UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate. Investments in unconsolidated investments are accounted for under the equity method of accounting as Kennedy Wilson can exercise significant influence, but does not have the ability to control the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of December 31, 2023, the Company has $77.3 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2023, the Company did not collect any performance allocations. During the years ended December 31, 2022 and 2021, the Company collected $6.8 million and $9.6 million of performance allocations.
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
Performance allocation compensation is recognized in the same period that the related performance allocations are recognized and can be reversed during periods when there is a reversal of performance allocations that were previously recognized. As of December 31, 2023, the Company has $22.8 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2023, the Company did not pay out any performance allocation compensation. During the year ended December 31, 2022, the Company paid $1.2 million of performance allocation compensation to employees for performance allocations that were realized during the period.
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
December 31, 2023, 2022 and 2021
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Intangibles - Goodwill and Other, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2023, 2022 and 2021.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar. As of December 31, 2023, 2022, and 2021 we have $69.6 million, $21.4 million, and $24.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.
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
December 31, 2023, 2022 and 2021
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
EARNINGS PER SHARE — Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities includes convertible securities, and unvested stock which were outstanding during the period. Unvested stock are calculated by the “treasury stock” method and the convertible securities under the "if converted" method.

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
Kennedy Wilson records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses on the consolidated statements of operations.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning December 15, 2024, with early adoption permitted, and

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
should be applied either prospectively or retrospectively. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

On November 27, 2023, the FASB issued an ASU to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements will include incremental disclosures related to our reportable segments, including the disclosures about the Company's CODM’s review of its consolidated net income, the profit/loss measure of the Company's segments. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the Codification with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements and related disclosures.
The FASB did not issue any other ASUs during the year ended December 31, 2023 that the Company expects to be applicable and have a material impact on the Company's financial statements.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2023 and 2022:

	December 31,
(Dollars in millions)	2023	2022
Land	$1,328.3	$1,319.2
Buildings	3,679.1	3,961.9
Building improvements	511.3	494.2
Acquired in-place lease values	276.4	295.0
	5,795.1	6,070.3
Less accumulated depreciation and amortization	(957.8)	(882.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,837.3	$5,188.1
Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 5.3 years at December 31, 2023.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2023, 2022 and 2021 was $148.9 million, $162.7 million and $151.3 million, respectively.

Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
their respective estimated relative fair values. The purchase price generally approximates the fair value of the properties as acquisitions are transacted with third-party willing sellers after arms-length negotiations.
During the year ended December 31, 2023, Kennedy Wilson did not acquire any consolidated properties.

During the year ended December 31, 2022, Kennedy Wilson acquired the following consolidated properties, which were treated as asset acquisitions:

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

Gains on Sale of Real Estate, Net
During the years ended December 31, 2023, 2022 and 2021, Kennedy Wilson recognized the following net gains on sale of real estate. Included in the net gains for the year ended December 31, 2023, 2022 and 2021 are impairment losses of $28.6 million, $13.3 million and $20.9 million primarily relating to European non-core retail and office assets.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated	NCI	Net of NCI
2023	Primarily due to the sale of a 49% equity interest in two multifamily properties in the Western United States that were previously wholly-owned and controlled by the Company and the sale of a wholly-owned office property in the United Kingdom.	$127.6	$(21.9)	$105.7
2022	Primarily due to the sale of a 49% equity interest in a multifamily property in Western United States that was previously wholly-owned and controlled by the Company and the sale of a wholly-owned office property in the United Kingdom	103.7	(1.0)	102.7
2021	Primarily due to the sale of a 49% equity interest in nine multifamily properties in Western United States that were previously wholly-owned and controlled by the Company and the sale of 19 office properties in the United Kingdom, one multifamily property in Western United States, three retail properties in Western United States and an office property in Western United States	412.7	(5.4)	407.3

Deconsolidation of Previously Consolidated Real Estate
Under ASC Subtopic 610-20, the Company consummated the following transactions that resulted in the deconsolidation of the Company's interests in investments previously consolidated in the Company's financial statements:
During the year ended December 31, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $127.6 million. These gains were primarily due to (i) the Company's sale of 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; (iii) the sale of a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million ($20.1 million of which was at the Company's share) and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States, United Kingdom, Ireland, and Spain.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2023:

(Dollars in millions)	Minimum
Rental Revenues(1)
2024	$134.1
2025	124.4
2026	104.5
2027	83.1
2028	68.7
Thereafter	181.9
Total	$696.7
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2023:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$820.9	$71.6	$253.0	$96.2	$156.2	$1,397.9
Ireland	313.8	158.7	—	5.4	—	477.9
United Kingdom	—	139.8	—	31.5	22.0	193.3
Total	$1,134.7	$370.1	$253.0	$133.1	$178.2	$2,069.1

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2022:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$857.6	$89.2	$195.9	$158.3	$169.1	$1,470.1
Ireland	378.1	176.7	—	8.0	—	562.8
United Kingdom	—	138.7	—	36.3	30.2	205.2
Total	$1,235.7	$404.6	$195.9	$202.6	$199.3	$2,238.1

During the year ended December 31, 2023, the change in unconsolidated investments primarily relates to $167.4 million of cash contributions to unconsolidated investments, $161.6 million of distributions from unconsolidated investments, $48.4 million associated with the deconsolidations as discussed in Note 3, $252.8 million of losses from unconsolidated investments (including $229.3 million of fair value losses), and a $24.0 million decrease related to other items, which primarily related to foreign exchange movements.
As of December 31, 2023 and December 31, 2022, $1,927.0 million and $2,093.7 million, respectively, of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the year ended December 31, 2023, Kennedy Wilson contributed $167.4 million to joint ventures, primarily to capital calls with respect to Kona Village Resort development, European office and multifamily developments, and fund new acquisitions in the Company's European Industrial JV and multifamily properties in Western United States with separate account partners.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2023:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$36.1	$74.2	$9.4	$—	$4.8	$4.1	$0.7	$3.0	$51.0	$81.3
Ireland	8.3	—	9.1	—	—	—	—	—	17.4	—
United Kingdom	—	—	—	—	—	11.1	0.8	—	0.8	11.1
Total	$44.4	$74.2	$18.5	$—	$4.8	$15.2	$1.5	$3.0	$69.2	$92.4
Investing distributions resulted primarily from the sale of one VHH multifamily property, one multifamily property in Fund VI and one investment in Europe Fund II as well as refinancing and resyndications from limited partners in the VHH portfolio. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Income from unconsolidated investments - operating performance	$40.8	$80.2	$60.7
Income from unconsolidated investments - realized gains from cost basis investments	—	4.7	—
(Loss) income from unconsolidated investments - unrealized and realized fair value (losses) gains	(229.3)	114.6	213.5
Income from unconsolidated investments - realized losses and impairment	—	—	(3.1)
Principal co-investments	(188.5)	199.5	271.1

(Loss) income from unconsolidated investments - performance allocation	(64.3)	(21.1)	117.9
(Loss) income from unconsolidated investments	$(252.8)	$178.4	$389.0

The decrease in income from unconsolidated investments is primarily due to the following:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
Operating performance

During the year ended December 31, 2023, the Company had lower operating performance from its unconsolidated investments due to the following factors: (i) higher interest expense due to rising interest rates (ii) pre-opening and one-time start up costs associated with the opening of the Kona Village Resort and (iii) lower income from sales of residential units at Kohaniki development in Hawaii. The increase in rental income is primarily due to the multifamily assets that were deconsolidated as discussed above in Note 3.

Fair Value

During the year ended December 31, 2023, valuations continued to pull back primarily as a result of continued expansion of estimated capitalization rates and significant reductions in transaction volumes and liquidity, primarily as a result of increased borrowing rates as the Federal Reserve continued its interest rate hikes and increased the federal funds rate by 100 basis points during 2023. As such, during the year ended December 31, 2023 the Company recorded fair value decreases with respect to: (i) certain office properties in the Western United States, Ireland and United Kingdom due to expansion in estimated capitalization rates, primarily as a result of increased interest rates, which also led to us recording a decrease of the accrued performance allocations with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland due to expansion in estimated capitalization rates; (iii) the write off of a $5 million investment in a social impact real estate fund manager; and (iv) a decrease in the fair value of a building that we hold a 10% ownership interest in due to a national co-working office tenant no longer paying rent at such property. These fair value decreases were offset by (i) a fair value increase of $51.5 million with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating, gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019), the resyndication of properties and (ii) fair value increases recognized by the Company on fixed rate mortgages due to increases in market interest rates.

During the year ended December 31, 2023, we recorded a $64.3 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in performance allocations on market rate multifamily separate account platforms in the Western United States and Ireland. There is no performance allocation structure relating to our investment in VHH.

During the year ended December 31, 2022, valuations began to pull back slightly with estimated cap rate expansion, primarily as a result of increased borrowing rates, which led to fair value losses on real estate during the year ended December 31, 2022. The Company also had fair value foreign exchange losses, net of any hedges on our foreign fair value investments as the euro and the GBP were at historically low levels against the U.S. Dollar. These fair value losses were offset by fair value increases on the Company's affordable multifamily properties in our VHH platform due to increased NOI at the properties driven by rental increases and the stabilization of assets that recently completed development. Fair value losses on real estate were also offset by fair value gains on our fixed rate mortgages that are secured by certain properties. This was primarily related to the Company's long-term fixed rate debt having lower rates than the current market rates as a result of higher base rates and spreads in today's financing market driven by rate increases implemented by the Federal Reserve and the European Central Bank ("ECB") during the prior period. The Company also had fair value gains associated with interest rate derivatives held by properties on variable rate mortgages which have increased in value with rising interest rates. The Company's investment in VHH also had significant fair value gains for the year ended December 31, 2022 due to gains on its fixed rate property loans and increases in NOI at the properties due to rental increases.

During the year ended December 31, 2022, the Company recorded a $21.1 million decrease in the accrual for performance allocations relating to our commingled funds and certain separate account investments due to declines in fair value of the applicable investments. During the year ended December 31, 2022, the Company had realized performance fees of $6.8 million relating to the sale of two multifamily properties in the Western United States, of which the Company paid $1.2 million of performance allocation compensation to employees for performance allocations that were realized during the period.
Vintage Housing Holdings ("VHH")
As of December 31, 2023 and 2022, the carrying value of the Company's investment in VHH was $285.9 million and $272.3 million, respectively. The total equity income recognized from the Company's investment in VHH was $63.0 million, $119.8 million and $41.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Distributions in the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
current period primarily relate to resyndications and refinancing distributions. Prior period fair value gains primarily relate to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
During the year ended December 31, 2023, the Company received $59.1 million of proceeds from VHH, including $9.7 million from recurring monthly distributions, $3.2 million from paid developer fees at conversion and $46.2 million from sales and refinancings.

During the year ended December 31, 2023, the Company sold a wholly-owned, Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million.

Capital Commitments

As of December 31, 2023, Kennedy Wilson had unfulfilled capital commitments totaling $187.7 million to eight of its unconsolidated joint ventures, including $73.5 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements. In addition to the unfunded capital commitments, the Company has $68.7 million of equity commitments on various development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Summarized Financial Data

VHH
The income from VHH was a significant component of the Company's operations for the year ended December 31, 2022.

MF Seed Portfolio
The income from the MF seed portfolio was a significant component of the Company's operations for the year ended December 31, 2021. Financial information is provided for December 31, 2023 and December 31, 2022 for comparative purposes.

Summarized financial information is provided below:

	VHH		MF Seed Portfolio
	December 31,		December 31,
(Dollars in millions)	2023	2022	2023	2022
Cash and cash equivalents	$44.0	$37.0	$10.0	$12.4
Accounts receivable	3.7	4.4	1.2	2.0
Real estate	2,054.9	1,802.7	898.6	970.5
Other	0.3	2.0	1.8	1.1
Total assets	$2,102.9	$1,846.1	$911.6	$986.0

Liabilities
Accounts payable and accrued expenses	$21.1	$17.6	$6.8	$5.4
Mortgage debt	1,417.4	1,180.6	439.7	448.7
Total liabilities	1,438.5	1,198.2	446.5	454.1

Equity
Kennedy Wilson - investment in unconsolidated investment	285.9	271.8	246.6	291.9
Partners	378.5	376.1	218.5	240.0
Total equity	664.4	647.9	465.1	531.9

Total liabilities and equity	$2,102.9	$1,846.1	$911.6	$986.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

	VHH			MF Seed Portfolio
(Dollars in millions)	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Rental income	$154.6	$131.0	$114.7	$68.4	$64.8	$31.6

Unrealized fair value gains (losses)	114.4	270.7	77.4	(80.7)	56.1	140.6

Rental expenses	(52.1)	(41.0)	(34.8)	(26.9)	(21.1)	(8.5)
Interest expense	(52.0)	(45.6)	(37.5)	(18.0)	(17.6)	(8.2)
Other expense	(8.2)	—	(0.1)	(2.2)	(4.1)	(11.8)
Net income (loss)	156.7	315.1	119.7	(59.4)	78.1	143.7
(Income) loss attributable to partner	(93.7)	(195.3)	(78.3)	30.4	(33.0)	(54.8)
Income (loss) from unconsolidated investment	$63.0	$119.8	$41.4	$(29.0)	$45.1	$88.9

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,927.0	$1,927.0
Net currency derivative contracts	—	(23.7)	—	(23.7)
Total	$—	$(23.7)	$1,927.0	$1,903.3
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$2,093.7	$2,093.7
Net currency derivative contracts	—	7.0	—	7.0
Total	$—	$7.0	$2,093.7	$2,100.7
Unconsolidated Investments
Kennedy Wilson elected to use the FV Option for 72 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,793.9 million and $1,891.1 million at December 31, 2023 and 2022, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $133.1 million and $202.6 million at December 31, 2023 and 2022, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 72 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2023	December 31, 2022
FV Option	$1,793.9	$1,891.1
Funds	133.1	202.6
Total	$1,927.0	$2,093.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2023	2022	2021
Beginning balance	$2,093.7	$1,794.8	$1,136.5
Unrealized and realized gains, including performance allocations	111.5	274.4	390.0
Unrealized and realized losses	(377.4)	(114.1)	(5.0)
Contributions	168.8	348.1	273.8
Distributions	(143.9)	(188.9)	(144.3)
Foreign exchange	25.0	(55.8)	(28.4)
Other	49.3	35.2	172.2
Ending balance	$1,927.0	$2,093.7	$1,794.8
The Other balance for the year ended December 31, 2023 primarily consists of non-cash contributions relating to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH. The Other balance for the year ended December 31, 2022 includes $31.9 million related to the sale of a 49% ownership interest in Montiavo. The Other balance for the year ended December 31, 2021 above includes $178.8 million related to the deconsolidation of nine multifamily assets in the MF seed portfolio during the period. As the increase in unconsolidated investments was due to a non-cash movement the amounts are reflected in Other above. See notes to cash flow statement and Note 3 for further discussion regarding the sale.
The change in unrealized gains and losses on Level 3 investments during 2023 and 2022 for investments still held as of December 31, 2023 and 2022 were losses of $178.2 million and gains of $120.8 million, respectively. The change in unrealized and realized gains and losses are included in principal co-investments within income from unconsolidated investments in the accompanying consolidated statements of income.
Unobservable Inputs for Real Estate

The Company accounts for a number of unconsolidated investments under fair value, the accuracy of estimating fair value cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived estimated capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.

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

Under the direct capitalization approach, the Company applies a market derived estimated capitalization rate to current and future income streams with appropriate adjustments for tenant vacancies or rent-free periods. These estimated capitalization rates and future income streams are derived from comparable property and leasing transactions and are considered to be key inputs in the valuation. Other factors that are taken into consideration include tenancy details, planning, building and environmental factors that might affect the property.

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures requiring appraised valuations periodically (typically annually). All appraised valuations are reviewed and approved by the Company.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
The table below describes the range of inputs used as of December 31, 2023 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.70% — 7.50%	7.30% — 11.00%
	Income approach - direct capitalization	4.30% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	4.50% — 9.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.10% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.90% to 9.30%.
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
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2023 and future periods.
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against a portion of certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2023 and 2022, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
within income from unconsolidated investments. The Company has elected to amortize the spot to forward difference ("forward points") to interest expense over the contractual life of the hedges. On hedges associated with fair value investments the forward point amortization to interest expense is recorded as a component of principal co-investments.
The fair value of the currency derivative contracts held as of December 31, 2023 and 2022 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet. See Note 15 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2023:

(Dollars in millions)			December 31, 2023		Year Ended December 31, 2023
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized (Losses) Gains		Recognized Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€287.5	$2.5	$(18.1)	$(0.4)		$(12.1)	$4.3	$—
EUR(1)	GBP	€40.0	—	(0.4)	(1.3)		—	—	—
EUR(1)(2)	GBP	€475.0	—	—	11.6		—	—	—
GBP	USD	£475.0	10.8	(18.5)	(22.0)		(5.4)	1.9	—
Total Outstanding			13.3	(37.0)	(12.1)		(17.5)	6.2	—
Settled
GBP	USD		—	—	1.9		—	0.1	(2.1)
Total Settled			—	—	1.9		—	0.1	(2.1)
Total			$13.3	$(37.0)	$(10.2)	(3)	$(17.5)	$6.3	$(2.1)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax expense of $4.7 million.

The gains and losses recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson.

The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the year ended December 31, 2023, Kennedy Wilson had a gross foreign currency translation gain on its net assets of $32.3 million. As of December 31, 2023, the Company has hedged 97% of the net asset carrying value of its euro denominated investments and 95% of the net asset carrying value of its GBP denominated investments. See Note 15 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Derivatives
The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps that are designated to specific investments have fair value movements recorded to other comprehensive income (loss) and had fair value gains of $7.4 million for the year ended December 31, 2022. There were no investments that had interest rate derivatives designated to specific investments during the year ended December 31, 2023. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $5.9 million and $42.4 million for the years ended December 31, 2023 and 2022. Some of the Company's unconsolidated investments have interest rate caps which resulted in a loss of $5.2 million and a gain of $16.9 million recorded in principal co-investments for the years ended December 31, 2023 and 2022. During the year end December 31, 2022 the Company refinanced a mortgage with interest rate swaps. Due to the refinancing, the Company recognized $1.1 million to other income for amounts that had previously been recognized to other comprehensive income.
Fair Value of Financial Instruments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
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

Debt liabilities are accounted for at face value plus net unamortized debt premiums. Debt assumed in an asset acquisition, or business combination, is recorded at fair value on the date of acquisition. The aggregate fair value as of December 31, 2023 and 2022 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.8 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their aggregate carrying value of $5.3 billion and $5.6 billion as of December 31, 2023 and 2022, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 6 - LOANS
The global debt platform consists of two groups: the Company's construction lending portfolio, which was established with the acquisition of the Construction Loan Portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and the Company's bridge loan portfolio.
During the year ended December 31, 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $4.1 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $4.1 billion represented the gross commitment amount for the Construction Loan Portfolio, which has been reduced to $3.7 billion as of December 31, 2023 due to loan repayments. The Construction Loan Portfolio has a current outstanding balance of $2.4 billion (Kennedy Wilson share of $118.9 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of December 31, 2023, the Company had unfulfilled capital commitments totaling $87.7 million to our loan portfolio.
The Company had loan purchases and originations of $247.2 million and $149.4 million at December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023 and December 31, 2022, the Company had loan income of $26.1 million and $11.7 million, respectively. During the year ended December 31, 2023, the Company recorded a $7.0 million credit loss reserve through other (loss) income. See Note 2 for more detail on CECL reserves.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2023	2022
Straight line rent receivable	$45.8	$42.2
Interest rate caps and swaps	29.0	41.0
Goodwill	23.9	23.9
Hedge assets	13.3	34.3
Prepaid expenses	13.1	12.7
Deferred taxes, net	10.0	9.4
Leasing commissions, net of accumulated amortization of $13.4 and $11.1 at December 31, 2023 and 2022, respectively	9.0	9.4
Right of use asset, net	8.9	12.2
Furniture and equipment net of accumulated depreciation of $30.8 and $29.4 at December 31, 2023 and 2022, respectively	7.0	13.4
Above-market leases, net of accumulated amortization of $42.4 and $53.0 at December 31, 2023 and 2022, respectively	2.5	3.9
Other	25.0	13.7
Other Assets	$187.5	$216.1
Depreciation and amortization expense related to the above depreciable assets were $8.8 million, $10.2 million, and $14.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Right of use asset, net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

The Company, as a lessee, has three office leases and two ground leases, which qualify as operating leases, with remaining lease terms of two to 235 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2024	$1.1
2025	1.0
2026	1.3
2027	1.4
2028	1.3
Thereafter	31.1
Total undiscounted rental payments	37.2
Less imputed interest	(28.3)
Right of Use Asset	$8.9
Rental expense was $0.7 million, $0.6 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.

NOTE 8—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2023 and 2022:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2023	2022
Multifamily(1)	Western U.S.	$1,711.0	$1,692.9
Commercial(1)	United Kingdom	509.9	637.4
Commercial	Western U.S.	258.2	296.6
Commercial(1)	Ireland	337.8	370.7
Commercial	Spain	37.7	36.9
Mortgage debt (excluding loan fees)(1)		2,854.6	3,034.5
Unamortized loan fees		(13.7)	(16.5)
Total Mortgage Debt		$2,840.9	$3,018.0
(1) The mortgage debt payable balances include unamortized debt discount. Debt discount represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2023 and 2022 was $1.0 million and $0.6 million, respectively.
The mortgage debt had a weighted average interest rate of 5.10% and 4.12% per annum as of December 31, 2023 and 2022, respectively. As of December 31, 2023, 65% of Kennedy Wilson's property level debt was fixed rate, 35% was floating rate with interest caps and 0% was floating rate without interest caps, compared to 65% fixed rate, 27% floating rate with interest caps and 8% floating rate without interest caps, as of December 31, 2022.

Mortgage Debt Transactions and Maturities

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
    During the year ended December 31, 2023, five existing mortgages were refinanced and three loans were deconsolidated.
The aggregate maturities of mortgage loans including amortization and effects of any extension options as of December 31, 2023 are as follows:

(Dollars in millions)	Aggregate Maturities
2024(1)	$150.0
2025	201.6
2026	616.7
2027	411.3
2028	342.4
Thereafter	1,133.6
2,855.6
Unamortized debt discount	(1.0)
Unamortized loan fees	(13.7)
Total Mortgage Debt	$2,840.9
(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on the Company's Second A&R Facility.

As of December 31, 2023, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same.

NOTE 9—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2023 and 2022:

	December 31,
(Dollars in millions)	2023	2022
Credit Facility	$150.4	$282.0
Senior Notes(1)	1,803.1	1,803.5
KW Unsecured Debt	1,953.5	2,085.5
Unamortized loan fees	(19.2)	(22.9)
Total KW Unsecured Debt	$1,934.3	$2,062.6
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of December 31, 2023 and December 31, 2022 was $3.1 million and $3.5 million, respectively.

Borrowings Under Credit Facilities

The Company, through its wholly-owned subsidiary, Kennedy-Wilson, Inc. (the "Borrower"), has a $500 million unsecured revolving credit facility (the "Second A&R Facility"). Loans under the Second A&R Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 1% plus between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of September 25, 2024. Subject to certain conditions precedent and at the Borrower's option, the maturity date of the Second A&R Facility may be extended by six months. The Company intends to refinance or extend the Second A&R Facility before its maturity.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
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
As of December 31, 2023, the Company was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
As of December 31, 2023, the Company had $150.4 million outstanding on the Second A&R Facility with $349.6 million available to be drawn.
The average outstanding borrowings under credit facilities was $204.7 million during the year ended December 31, 2023.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
the tender offer. On April 1, 2021 the Company redeemed the remaining $573.1 million of the 2024 notes using cash on hand from the proceeds of the 2029 notes and 2031 notes. As a result of the redemption the Company recognized an additional $11.7 million of loss on early extinguishment of debt during the year ended December 31, 2021.
The indentures governing the notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of December 31, 2023, the maximum balance sheet leverage ratio was 1.22 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.
As of December 31, 2023, the Company was in compliance with all financial covenants.

NOTE 10—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2023 and 2022:

	December 31,
(Dollars in millions)	2023	2022
KWE Euro Medium Term Note Programme(1)	$523.3	$507.1
Unamortized loan fees	(0.5)	(0.7)
Total KWE Unsecured Bonds	$522.8	$506.4
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2023 and 2022 was $1.0 million and $1.5 million, respectively.
KWE issued senior unsecured notes for an aggregate principal amount of (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in November 2025.  KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets and has designated the KWE Notes as a net investment hedge under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2023, Kennedy Wilson recognized a gain of $11.6 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. During the year ended December 31, 2022, KWE launched a cash tender offer for up to €150.0 million in aggregate nominal amount of the KWE Notes and accepted all of the €75.0 million (approximately $80.3 million, based on December 31, 2022 rates) in aggregate nominal amount of KWE Notes validly tendered pursuant to the tender offer for a purchase price equal to 82% of the nominal amount of the KWE Notes, which resulted in a gain on extinguishment of debt of $13.9 million.
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
As of December 31, 2023, KWE was in compliance with these financial covenants.
NOTE 11—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which the Company has an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $61.9 million, $45.2 million and $35.3 million for the periods ended December 31, 2023, 2022 and 2021, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
The Company provides investment and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2023, 2022 and 2021 fees of $0.3 million, $0.4 million and $0.8 million, respectively, were eliminated in consolidation.

NOTE 12—INCOME TAXES
The table below represents a geographical breakdown of book (loss) income before the (benefit from) provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2023	2022	2021
Domestic	$(238.8)	$88.5	$447.6
Foreign	(97.9)	49.6	14.9
Total	$(336.7)	$138.1	$462.5

The U.S. and foreign components of provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2023	2022	2021
Federal
Current	$—	$—	$—
Deferred	(66.0)	3.6	94.4
	(66.0)	3.6	94.4
State
Current	0.7	0.3	(0.2)
Deferred	0.8	11.3	9.1
	1.5	11.6	8.9
Foreign
Current	9.9	17.6	14.2
Deferred	(0.7)	3.4	8.7
	9.2	21.0	22.9

Total	$(55.3)	$36.2	$126.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2023	2022	2021
Tax computed at the statutory rate	$(70.7)	$29.0	$97.1
Domestic permanent differences, primarily disallowed executive compensation	8.7	7.8	8.1
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	1.9	1.7	8.2
Effect of foreign operations, net of foreign tax credit	11.2	(8.8)	7.4
Noncontrolling interests	(5.1)	(1.1)	(2.6)
State income taxes, net of federal benefit	(7.8)	2.8	7.0
Other	6.5	4.8	1.0
(Benefit from) provision for income taxes	$(55.3)	$36.2	$126.2
Cumulative tax effects of temporary differences are shown below at December 31, 2023 and 2022:

	Year ended December 31,
(Dollars in millions)	2023	2022
Deferred tax assets:
Foreign currency translation	$4.8	$5.0
Net operating loss carryforward and credits	178.0	152.0
Depreciation and amortization	69.4	51.5
Investment basis difference	89.6	90.7
Stock option expense	1.7	2.0
Hedging transactions	15.5	10.0
Lease liability	0.1	0.1
Accrued reserves	7.9	9.5
Total deferred tax assets	367.0	320.8
Valuation allowance	(283.3)	(265.9)
Net deferred tax assets	83.7	54.9

Deferred tax liabilities:
Investment basis and reserve differences	304.1	344.9
Right of use asset	—	0.1
Prepaid expenses and other	3.7	3.7
Capitalized interest	0.1	1.0
Total deferred tax liabilities	307.9	349.7

Deferred tax liability, net	$(224.2)	$(294.8)

During 2019, the United Kingdom enacted a Finance Act, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective on April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate held for investment purposes. Transitional provisions allowed for rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"). Accordingly, only gains arising from property value increases after April 5, 2019 are subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable. Therefore, a full valuation allowance was recorded against the UK deferred tax asset. As the economic environment in the UK real estate market is still uncertain and highly depended on numerous general economic

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
factors, including but not limited to rising interest rates, foreign currency fluctuations, inflation, etc, the Company has maintained a full valuation allowance against its UK Basis Step-Up deferred tax asset. During fiscal year 2023, the valuation allowance on the UK Basis Step-Up increased to $156.2 million, primarily due to current year depreciation expense.

During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, and every period thereafter. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not recognition threshold. During the years ended December 31, 2021, 2020 and 2019, a portion of the excess tax basis over book basis in KWE reversed as a result of lower tax gains on sales of real estate. During the year ended December 31, 2023, the Company's excess tax basis over book basis in KWE decreased due to unrealized foreign currency gains that has no tax basis. During the year ended December 31, 2022, the Company's excess tax basis over book basis in KWE increased due to unrealized foreign currency losses that are not currently deductible for tax. As of December 31, 2023, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance were $74.6 million and $73.2 million, respectively.
As of December 31, 2023, Kennedy Wilson had federal, California and other state net operating losses of $47.5 million, $100.8 million, and $19.8 million, respectively. The entirety of the $47.5 million federal net operating loss carryforwards were generated after December 31, 2017 and do not expire. However, such losses are only eligible to offset 80% of taxable income in a given year. California net operating losses begin to expire in 2034. As of December 31, 2023, Kennedy Wilson had $197.4 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $100.5 million, of which $0.1 million begin to expire in December 2024.
The Company's valuation allowance on deferred tax assets increased by $17.4 million in 2023 and increased by $8.8 million in 2022. The increase in the valuation allowance during 2023 primarily relates to additional valuation allowance recorded on the Company's UK Basis Step-Up deferred tax asset as a result of depreciation. The increase in the 2022 valuation allowance principally relates to remeasuring the UK Basis Step Up deferred tax asset from 19% to 25%.

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
Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2020 through 2022 and 2019 through 2022, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2019 through 2022. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 13—COMMITMENTS AND CONTINGENCIES
CAPITAL COMMITMENTS—As of December 31, 2023 and 2022, the Company has unfunded capital commitments of $187.7 million and $246.6 million to its joint ventures under the respective operating agreements. It also has commitments of $87.7 million and $17.7 million as of December 31, 2023 and 2022 to its loan platform. In addition to the unfunded capital commitments on its joint venture investments, the Company has $68.7 million of equity commitments relating on consolidated and unconsolidated development projects as of December 31, 2023. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
NOTE 14—STOCK COMPENSATION AND OTHER RELATED PLANS

The Company maintains a shareholder-approved equity participation plan (the “Second Amended and Restated Plan”) under which shares of common stock are reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The Second Amended and Restated Plan also allows for share recycling on net settled restricted stock awards, restricted stock unit awards, performance unit awards and performance share awards. Named Executive Officers ("NEO") participate in the Second Amended and Restated Plan. During the years ended December 31, 2023, 2022 and 2021, the compensation committee of the board of directors approved the total grant of 3.4 million shares of performance-based restricted stock units, 2.8 million shares of performance-based restricted stock units and 2.4 million shares of performance-based restricted stock units and 0.1 million shares of performance-based restricted shares of Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”), and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate Index during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE awards and time-based awards. Certain ROE awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. As of December 31, 2023, there was $24.6 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2023, 2022 and 2021 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2023, 2022 and 2021 were 781,303 shares, 834,911 shares, and 967,536 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2023, 2022 and 2021, total payments for the employees’ tax obligations to the taxing authorities were $13.4 million, $18.6 million, and $20.5 million respectively. These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
During the years ended December 31, 2023, 2022 and 2021, Kennedy Wilson recognized $34.5 million, $29.0 million, and $28.7 million, respectively, of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2023, 2022 and 2021:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

Shares
Nonvested at December 31, 2021	1,314,106
Granted	1,221,362
Vested	(834,910)
Forfeited	—
Nonvested at December 31, 2022	1,700,558
Granted	961,045
Vested	(781,303)
Forfeited	(267,031)
Nonvested at December 31, 2023	1,613,269
Non-NEO Deferred Compensation Program and Performance Allocation Sharing Program

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning in 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2023, 2022 and 2021 the Company recognized compensation expense of $8.2 million, $9.2 million and $11.8 million, respectively, under the Deferred Compensation Program.

The Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The named executive officers of the Company are not participants of the Performance Allocation Sharing Program. The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocation earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company, sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vests upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation expense. During the years ended December 31, 2023, 2022 and 2021 the Company recognized $(15.1) million, $(4.3) million and $42.0 million, respectively, of performance allocation compensation to employees.

NOTE 15—EQUITY

Preferred Stock

On June 16, 2023, the Company announced the issuance of its $200 million perpetual preferred stock to Fairfax. Under the terms of the agreement, Fairfax purchased $200 million in cumulative perpetual preferred stock carrying a 6.00% annual dividend rate and 7-year warrants for approximately 12.3 million common shares with an initial exercise price of $16.21 per share.

On March 8, 2022, the Company announced the issuance of its $300 million cumulative perpetual preferred stock, in addition to approximately 13 million of its warrants to affiliates of Fairfax. Under the terms of the agreements, Fairfax purchased $300 million in cumulative perpetual preferred stock carrying a 4.75% annual dividend rate and approximately 13 million 7-year warrants, which are initially convertible to the same number of common shares with and an initial exercise price of $23.00 per share.

Both perpetual preferred stock issuances are treated as permanent equity.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

At-the-Market Equity Offering Program
In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts as the Company may determine from time to time. During the year ended December 31, 2023, the Company issued 1,690,743 shares for $29.8 million, net of issuance costs, under its ATM Program.

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
During the year ended December 31, 2023, Kennedy Wilson repurchased and retired 666,701 shares for $7.5 million. During the year ended December 31, 2022, Kennedy Wilson repurchased and retired 551,162 shares for $12.6 million under the previous stock repurchase program.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. See Note 14 for more detail.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2023		Year Ended December 31, 2022
	Declared	Paid	Declared	Paid
Preferred Stock	$38.0	$35.5	$28.9	$25.9
Common Stock(1)	133.6	136.0	132.3	134.6
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

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/30/2022	1/5/2023	$0.2400	$—	$0.2400
3/31/2023	4/6/2023	0.2400	—	0.2400
6/30/2023	7/6/2023	0.2400	—	0.2400
9/29/2023	10/5/2023	0.2400	—	0.2400
	Totals	$0.9600	$—	$0.9600
Accumulated Other Comprehensive Income (Loss)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
The following table summarizes the changes in each component of accumulated other comprehensive loss ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2022	$(156.9)	$82.0	$3.2	$(71.7)
Unrealized gains (losses), arising during the period	32.3	(10.2)	—	22.1
Taxes on unrealized (gains) losses, arising during the period	(0.2)	4.7	—	4.5
Noncontrolling interest	(0.9)	—	—	(0.9)
Balance at December 31, 2023	$(125.7)	$76.5	$3.2	$(46.0)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized gains on foreign currency translation is a result of the strengthening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2023.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro and GBP) of certain of its wholly-owned and consolidated subsidiaries. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.

NOTE 16—EARNINGS PER SHARE
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
The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2023	2022	2021
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(341.8)	$64.8	$313.2

Weighted-average shares outstanding for basic	138,930,517	136,900,875	138,552,058
(Loss) income per share - basic	$(2.46)	$0.47	$2.26
Weighted average shares outstanding for diluted	138,930,517	138,567,534	140,132,435
(Loss) income per share - diluted	$(2.46)	$0.47	$2.24
There was a total of 42,977,012, 26,958,511 and 13,572,590 during the years ended December 31, 2023, 2022 and 2021, respectively, potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

NOTE 17—SEGMENT INFORMATION

Segments

The Company's operations are defined by two business segments: its Consolidated investment portfolio (the "Consolidated Portfolio") and its Co-Investment Portfolio:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021
•Consolidated Portfolio consists of the investments that the Company has made in real estate and real estate-related assets and consolidates on its balance sheet. The Company typically wholly-owns the assets in its Consolidated Portfolio.
•Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets, including loans secured by real estate, through the commingled funds and joint ventures that it manages; (ii) the fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations that it earns on its fee bearing capital. The Company typically owns a 5% to 50% ownership interest in the assets in its Co-Investment Portfolio.

In addition to the Company's two primary business segments the Company's Corporate segment includes, among other things, corporate overhead.

Consolidated Portfolio

Consolidated Portfolio is a permanent capital vehicle focused on maximizing property cash flow. These assets are primarily wholly-owned and tend to have longer hold periods and the Company targets investments with accretive asset management opportunities. The Company typically focuses on multifamily and office assets in the Western United States and commercial assets in the United Kingdom and Ireland within this segment.

Co-Investment Portfolio

Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations that we earn on our fee bearing capital The Company utilizes different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.

The following tables summarize the income and expense activity by segment for the years ended December 31, 2023, 2022 and 2021 and total assets as of December 31, 2023 and 2022.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$415.3	$—	$—	$415.3
Hotel	57.1	—	—	57.1
Investment management fees	—	61.9	—	61.9
Loans	—	26.1	—	26.1
Other	—	—	2.2	2.2
Total revenue	472.4	88.0	2.2	562.6

Loss from unconsolidated investments
Principal co-investments	—	(188.5)	—	(188.5)
Performance allocations	—	(64.3)	—	(64.3)
Loss from unconsolidated investments	—	(252.8)	—	(252.8)

Gain on sale of real estate, net	127.6	—	—	127.6

Expenses
Rental	152.6	—	—	152.6
Hotel	37.9	—	—	37.9
Compensation and related	42.7	39.0	57.7	139.4
Performance allocation compensation	—	(15.1)	—	(15.1)
General and administrative	15.5	12.7	7.5	35.7
Depreciation and amortization	157.8	—	—	157.8
Total expenses	406.5	36.6	65.2	508.3
Interest expense	(162.0)	—	(97.2)	(259.2)
Loss on early extinguishment of debt	(1.6)	—	—	(1.6)
Other income (loss)	2.3	(7.0)	(0.3)	(5.0)
(Provision for) benefit from income taxes	(9.6)	—	64.9	55.3
Net income (loss)	22.6	(208.4)	(95.6)	(281.4)
Net income attributable to noncontrolling interests	(22.4)	—	—	(22.4)
Preferred dividends	—	—	(38.0)	(38.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.2	$(208.4)	$(133.6)	$(341.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

	Year Ended December 31, 2022

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$434.9	$—	$—	$434.9
Hotel	46.9	—	—	46.9
Investment management fees	—	44.8	—	44.8
Loans	—	11.7	—	11.7
Other	—	—	1.7	1.7
Total revenue	481.8	56.5	1.7	540.0

Income from unconsolidated investments
Principal co-investments	—	199.5	—	199.5
Performance allocations	—	(21.1)	—	(21.1)
Income from unconsolidated investments	—	178.4	—	178.4

Gain on sale of real estate, net	103.7	—	—	103.7

Expenses
Rental	151.2	—	—	151.2
Hotel	29.5	—	—	29.5
Compensation and related	41.5	44.6	54.2	140.3
Performance allocation compensation	—	(4.3)	—	(4.3)
General and administrative	14.7	14.8	7.7	37.2
Depreciation and amortization	172.9	—	—	172.9
Total expenses	409.8	55.1	61.9	526.8
Interest expense	(128.2)	—	(92.6)	(220.8)
Gain on extinguishment of debt	27.5	—	—	27.5
Other income	20.8	—	15.3	36.1
Provision for income taxes	(21.0)	—	(15.2)	(36.2)
Net income (loss)	74.8	179.8	(152.7)	101.9
Net income attributable to noncontrolling interests	(8.2)	—	—	(8.2)
Preferred dividends	—	—	(28.9)	(28.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$66.6	$179.8	$(181.6)	$64.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

	Year Ended December 31, 2021

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$390.5	$—	$—	$390.5
Hotel	17.1	—	—	17.1
Investment management fees	—	35.3	—	35.3
Loans	—	8.6	—	8.6
Other	—	—	2.1	2.1
Total revenue	407.6	43.9	2.1	453.6

Income from unconsolidated investments
Principal co-investments	—	271.1	—	271.1
Performance allocations	—	117.9	—	117.9
Income from unconsolidated investments	—	389.0	—	389.0

Gain on sale of real estate, net	412.7	—	—	412.7

Expenses
Rental	132.7	—	—	132.7
Hotel	12.7	—	—	12.7
Compensation and related	60.4	40.4	61.8	162.6
Performance allocation compensation	—	42.0	—	42.0
General and administrative	18.5	8.5	6.3	33.3
Depreciation and amortization	166.3	—	—	166.3
Total expenses	390.6	90.9	68.1	549.6
Interest expense	(119.1)	—	(73.3)	(192.4)
Loss on extinguishment of debt	(19.2)	—	(26.5)	(45.7)
Other loss	(4.7)	—	(0.3)	(5.0)
Provision for income taxes	(23.0)	—	(103.2)	(126.2)
Net income (loss)	263.7	342.0	(269.3)	336.4
Net income attributable to noncontrolling interests	(6.0)	—	—	(6.0)
Preferred dividends	—	—	(17.2)	(17.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$257.7	$342.0	$(286.5)	$313.2

	December 31,
(Dollars in millions)	2023	2022
Assets
Consolidated	$5,196.3	$5,684.1
Co-investment	2,316.3	2,387.5
Corporate	199.5	200.2
Total assets	$7,712.1	$8,271.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

	December 31,
(Dollars in millions)	2023	2022	2021
Expenditures for long lived assets
Investments	$(217.2)	$(569.1)	$(1,271.0)
Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
United States	$334.1	$317.5	$278.1
Europe	228.5	222.5	175.5
Total revenue	$562.6	$540.0	$453.6

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2023 and 2022, respectively; consolidating statements of income for the years ended December 31, 2023, 2022 and 2021, respectively; of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2023 or 2022 and for the years ended December 31, 2023, 2022 or 2021.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2023 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$73.3	$99.4	$141.0	$—	$313.7
Accounts receivable	—	0.9	22.0	34.4	—	57.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,522.3	3,315.0	—	4,837.3
Unconsolidated investments	—	14.6	652.0	1,402.5	—	2,069.1
Investments in and advances to consolidated subsidiaries	1,800.4	3,938.2	2,511.6	—	(8,250.2)	—
Other assets	—	59.4	51.6	76.5	—	187.5
Loan purchases and originations, net	—	0.7	214.8	31.7	—	247.2
Total assets	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Liabilities
Accounts payable	—	0.5	6.0	11.4	—	17.9
Accrued expenses and other liabilities	45.3	351.9	91.5	109.1	—	597.8
Mortgage debt	—	—	1,038.0	1,802.9	—	2,840.9
KW unsecured debt	—	1,934.3	—	—	—	1,934.3
KWE unsecured bonds	—	—	—	522.8	—	522.8
Total liabilities	45.3	2,286.7	1,135.5	2,446.2	—	5,913.7

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,755.1	1,800.4	3,938.2	2,511.6	(8,250.2)	1,755.1
Noncontrolling interests	—	—	—	43.3	—	43.3
Total equity	1,755.1	1,800.4	3,938.2	2,554.9	(8,250.2)	1,798.4
Total liabilities and equity	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2022 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$91.5	$59.6	$288.2	$—	$439.3
Accounts receivable	—	0.1	18.2	22.5	—	40.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,656.8	3,531.3	—	5,188.1
Unconsolidated investments	—	15.9	698.6	1,523.6	—	2,238.1
Investments in and advances to consolidated subsidiaries	2,009.0	4,289.3	2,850.0	—	(9,148.3)	—
Other assets	—	85.7	50.5	79.9	—	216.1
Loan purchases and originations	—	5.8	111.6	32.0	—	149.4
Total assets	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Liabilities
Accounts payable	$—	$0.5	$4.0	$11.7	$—	$16.2
Accrued expenses and other liabilities	45.0	416.2	76.5	120.5	—	658.2
Mortgage debt	—	—	1,075.5	1,942.5	—	3,018.0
KW unsecured debt	—	2,062.6	—	—	—	2,062.6
KWE unsecured bonds	—	—	—	506.4		506.4
Total liabilities	45.0	2,479.3	1,156.0	2,581.1	—	6,261.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,964.0	2,009.0	4,289.3	2,850.0	(9,148.3)	1,964.0
Noncontrolling interests	—	—	—	46.4	—	46.4
Total equity	1,964.0	2,009.0	4,289.3	2,896.4	(9,148.3)	2,010.4
Total liabilities and equity	$2,009.0	$4,488.3	$5,445.3	$5,477.5	$(9,148.3)	$8,271.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.2	$239.6	$322.8	$—	$562.6

Total loss from unconsolidated investments	—	—	(110.5)	(142.3)	—	(252.8)

Gain on sale of real estate, net	—	—	98.8	28.8	—	127.6

Total expenses	35.1	82.1	158.5	232.6	—	508.3

Loss from consolidated subsidiaries	(246.7)	(131.5)	(147.5)	—	525.7	—
Interest expense	—	(97.2)	(45.0)	(117.0)	—	(259.2)
Loss on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income (loss)	0.4	(0.9)	(6.4)	1.9	—	(5.0)
Loss before benefit from (provision for) income taxes	(281.4)	(311.5)	(131.5)	(138.0)	525.7	(336.7)
Benefit from (provision for) income taxes	—	64.8	—	(9.5)	—	55.3
Net loss	(281.4)	(246.7)	(131.5)	(147.5)	525.7	(281.4)
Net income attributable to the noncontrolling interests	—	—	—	(22.4)	—	(22.4)
Preferred dividends	(38.0)	—	—	—	—	(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(319.4)	$(246.7)	$(131.5)	$(169.9)	$525.7	$(341.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2022 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenues	$—	$0.2	$225.1	$314.7	$—	$540.0

Income from unconsolidated investments	—	1.1	12.0	165.3	—	178.4

Gain on sale of real estate, net	—	—	68.1	35.6	—	103.7

Total expenses	29.0	92.7	172.5	232.6	—	526.8

Income from consolidated subsidiaries	130.8	314.4	230.7	—	(675.9)	—
Interest expense	—	(92.6)	(41.8)	(86.4)		(220.8)
(Loss) gain on early extinguishment of debt	—	—	(1.6)	29.1	—	27.5
Other income (loss)	0.1	15.6	(1.3)	21.7		36.1
Income before provision for income taxes	101.9	146.0	318.7	247.4	(675.9)	138.1
Provision for income taxes	—	(15.2)	(4.3)	(16.7)	—	(36.2)
Net income	101.9	130.8	314.4	230.7	(675.9)	101.9
Net income attributable to the noncontrolling interests	—	—	—	(8.2)	—	(8.2)
Preferred dividends	(28.9)	—	—	—	—	(28.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$73.0	$130.8	$314.4	$222.5	$(675.9)	$64.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2021 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total

Total revenue	$—	$0.3	$208.8	$244.5	$—	$453.6

Income from unconsolidated investments	—	3.2	99.0	286.8		389.0

Gain on sale of real estate, net	—	(1.7)	129.6	284.8	—	412.7

Total expenses	31.8	108.1	214.8	194.9	—	549.6

Income from consolidated subsidiaries	368.2	676.8	508.7	—	(1,553.7)	—
Interest expense	—	(73.3)	(43.3)	(75.8)	—	(192.4)
Loss on early extinguishment of debt	—	(26.5)	(0.6)	(18.6)	—	(45.7)
Other income (loss)	—	0.7	(1.2)	(4.5)	—	(5.0)
Income before provision for income taxes	336.4	471.4	686.2	522.3	(1,553.7)	462.6
Provision for income taxes	—	(103.2)	(9.4)	(13.6)	—	(126.2)
Net income	336.4	368.2	676.8	508.7	(1,553.7)	336.4
Net loss attributable to the noncontrolling interests	—	—	—	(6.0)	—	(6.0)
Preferred dividends	(17.2)	—	—	—	—	(17.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$319.2	$368.2	$676.8	$502.7	$(1,553.7)	$313.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2023, 2022 and 2021

NOTE 19—SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company has drawn an additional $75.0 million on its revolving line of credit. The Company has $274.6 million still available to draw on its revolving line of credit.

Subsequent to December 31, 2023, the Company sold a wholly-owned retail asset in the UK and is under separate agreements to sell one wholly-owned Irish hotel asset, one wholly-owned office asset in the Pacific Northwest and one wholly-owned retail asset in the UK for a total sales price of approximately $340 million. If completed, these sales will generate cash to the Company of approximately $240 million (after debt repayments of $90 million) and total expected GAAP gains on sale in excess of $100 million. There can be no assurance that the Company will close the sales under contract in part or at all.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2023(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.8	$11.5	$54.3	$65.8	$(11.7)	39 years	1955/1981/1982	2013
Commercial portfolio	United Kingdom	—	16.6	3.9	5.9	1.3	16.3	17.6	(3.9)	39 years	Various	2014
Commercial portfolio	United Kingdom	—	34.3	208.2	9.9	19.8	160.1	179.9	(45.9)	39 years	Various	2014
Office	Ireland	65.5	8.2	102.6	—	6.6	83.2	89.8	(19.8)	39 years	2003	2014
Retail	Ireland	50.9	52.8	49.7	21.6	42.4	60.0	102.4	(10.8)	39 years	1966/2005	2014
Office	Ireland	57.3	20.4	73.8	6.1	16.6	65.9	82.5	(17.2)	39 years	1980	2014
Office	United Kingdom	181.1	85.3	232.0	28.0	78.0	214.8	292.8	(66.0)	39 years	2003	2014
Retail	United Kingdom	—	6.2	109.5	8.0	4.8	92.0	96.8	(22.4)	39 years	2010	2014
Office	Southern California	22.3	31.8	60.6	26.8	31.8	87.3	119.1	(22.3)	39 years	1982	2015
Office	Southern California	28.6	11.6	36.5	5.8	11.6	42.3	53.9	(11.4)	39 years	1968	2015
Office	Southern California	35.0	20.7	47.9	26.1	20.7	53.9	74.6	(13.8)	39 years	1982	2015
Commercial portfolio	United Kingdom	48.0	61.3	127.0	4.8	30.7	66.1	96.8	(16.4)	39 years	Various	2015
Office portfolio	United Kingdom	—	19.0	41.2	18.9	21.0	44.0	65.0	(7.0)	39 years	Various	2015
Retail	Spain	37.7	27.1	46.2	13.0	29.3	62.9	92.2	(11.7)	39 years	1995	2015
Office portfolio	Italy	—	24.8	70.1	0.6	30.0	85.4	115.4	(17.1)	39 years	Various	2015
Office portfolio	United Kingdom	63.7	32.1	70.4	6.8	28.2	68.6	96.8	(14.2)	39 years	Various	2016
Office	Ireland	38.6	4.2	64.0	2.8	4.1	64.1	68.2	(12.3)	39 years	2009	2016
Office	Pacific Northwest	77.0	30.6	106.0	3.6	30.6	109.6	140.2	(18.2)	39 years	1999/2001	2017
Office	Ireland	16.4	4.9	18.5	8.4	4.5	25.6	30.1	(3.5)	39 years	1841	2017
Office	Ireland	54.8	11.0	—	2.0	10.4	54.3	64.7	(2.5)	39 years	1840/2000	2017
Office	Northern California	60.3	23.5	57.3	8.7	23.5	66.0	89.5	(7.0)	39 years	2000	2019
Office	United Kingdom	124.3	71.2	177.9	—	65.3	163.1	228.4	(10.2)	39 years	2019	2021
Office	United Kingdom	40.5	25.3	54.8	4.2	23.8	55.7	79.5	(2.7)	39 years	2001/2007	2021
Office	United Kingdom	52.4	25.5	74.1	5.1	24.2	75.2	99.4	(3.5)	39 years	2004	2022
Office	Ireland	54.3	0.5	3.4	52.0	0.5	61.6	62.1	(2.2)	39 years	Various	2015
Multifamily
366-unit asset	Mountain West	77.8	9.1	36.3	15.5	9.1	51.9	61.0	(22.6)	39 years	2000	2012
1,008-unit asset	Northern California	175.0	62.3	152.5	30.5	62.3	183.0	245.3	(54.6)	39 years	1988	2015
460-unit asset	Southern California	79.4	13.2	53.0	9.6	13.2	62.6	75.8	(17.8)	39 years	1988	2015

204-unit asset	Mountain West	32.5	2.0	17.6	5.0	2.0	22.7	24.7	(6.5)	39 years	1999	2016
168-unit asset	Mountain West	10.9	1.8	13.1	4.6	1.8	17.7	19.5	(5.4)	39 years	1992	2016
386-unit asset	Southern California	66.0	—	81.4	9.9	—	91.3	91.3	(21.3)	39 years	2002	2016
310-unit asset	Southern California	26.1	0.6	—	—	88.8	—	88.8	—	39 years	N/A	2018
300-unit asset	Mountain West	39.0	4.8	29.2	7.2	4.8	36.4	41.2	(8.1)	39 years	1995	2017
210-unit asset	Pacific Northwest	44.5	11.0	46.7	1.6	11.0	48.3	59.3	(8.4)	39 years	2007	2017
172-unit asset	Mountain West	29.4	0.2	—	—	65.7	—	65.7	—	39 years	N/A	2018
264-unit asset	Pacific Northwest	23.6	6.4	44.9	7.0	6.4	51.9	58.3	(10.1)	39 years	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	1.7	26.8	109.1	135.9	(17.4)	39 years	2016	2017
179-unit asset	Pacific Northwest	33.2	11.9	47.4	2.3	11.9	49.7	61.6	(8.3)	39 years	2013	2017
88-unit asset	Mountain West	8.6	2.6	10.4	2.1	2.6	12.6	15.2	(2.8)	39 years	1988	2018
492-unit asset	Mountain West	59.1	15.8	63.2	9.1	15.8	72.4	88.2	(14.3)	39 years	1985	2018
66-unit asset	Mountain West	8.0	0.8	—	0.1	0.7	9.3	10.0	(0.8)	39 years	2021	2018
89-unit asset	Mountain West	17.7	2.1	—	0.1	2.0	21.5	23.5	(0.7)	39 years	N/A	2018
188-unit asset	Mountain West	13.5	4.9	19.7	9.1	4.9	28.8	33.7	(6.2)	39 years	1985	2018
120-unit asset	Mountain West	32.3	5.7	—	0.7	1.9	38.3	40.2	(3.3)	39 years	2021	2018
277-unit asset	Mountain West	62.2	4.0	—	6.7	2.7	55.2	57.9	(7.0)	39 years	2021	2019
10-unit asset	Mountain West	—	—	—	—	—	2.3	2.3	(0.2)	39 years	2021	2019
260-unit asset	Mountain West	39.0	13.4	53.6	3.6	13.4	57.2	70.6	(5.1)	39 years	2014	2020
280-unit asset	Mountain West	39.6	13.3	53.2	0.3	13.3	53.5	66.8	(3.7)	39 years	2019	2021
Land	Mountain West	—	—	—	—	6.7	—	6.7	—	39 years	N/A	2021
344-unit asset	Mountain West	39.2	13.0	52.1	5.4	13.0	57.5	70.5	(4.3)	39 years	1985	2021
240-unit asset	Mountain West	36.9	4.6	—	—	22.8	35.6	58.4	(0.5)	39 years	N/A	2021
240-unit asset	Mountain West	45.1	11.1	44.2	1.1	11.1	45.9	57.0	(3.2)	39 years	2020	2021
160-unit asset	Mountain West	13.9	4.5	18.0	0.4	4.5	18.5	23.0	(1.3)	39 years	1990/1998	2021
332-unit asset	Mountain West	76.2	26.7	106.9	3.4	26.7	110.2	136.9	(6.8)	39 years	2002	2021
383-unit asset	Pacific Northwest	115.0	38.3	153.0	8.4	38.2	161.4	199.6	(9.9)	39 years	2002/2008	2021
164-unit asset	Pacific Northwest	43.0	14.8	59.1	0.3	14.8	59.5	74.3	(3.4)	39 years	2020	2021
528-unit asset	Mountain West	102.0	31.1	124.4	6.8	31.1	131.2	162.3	(7.3)	39 years	1989/1990	2021
210-unit asset	Mountain West	36.4	8.0	—	—	53.3	—	53.3	—	39 years	N/A	2021
350-unit asset	Mountain West	64.9	33.2	132.6	5.6	33.2	138.2	171.4	(6.2)	39 years	1985	2022
404-unit asset	Mountain West	61.6	29.6	118.3	2.1	29.6	120.4	150.0	(5.3)	39 years	1996	2022
356-unit asset	Mountain West	41.0	20.8	83.1	4.5	20.8	87.6	108.4	(3.9)	39 years	1995/2008	2022
260-unit asset	Mountain West	34.3	15.7	62.6	1.5	15.6	64.1	79.7	(2.4)	39 years	2013	2022

Hotel
Hotel	Ireland	—	54.0	114.3	35.0	45.9	134.5	180.4	(48.9)	39 years	1824/2005	2014

Development
Land	United Kingdom		4.2	—	0.1	3.8	0.4	4.2	—	N/A	N/A	2018
Office	Ireland	—	1.2	0.9	0.9	1.2	0.9	2.1	—	N/A	N/A	2020
Multifamily	Southern California	—	6.0	—	5.1	6.5	5.1	11.6	—	N/A	N/A	2015
Office	Ireland	—	—	9.6	—	—	11.4	11.4	(0.4)	39 years	1980	2022

3 Lots	Hawaii	—	16.5	—	—	16.5	—	16.5	—	N/A	N/A	2020
Land	Hawaii	—	0.7	—	—	0.7	—	0.7	—	N/A	1912	2010
Grand Total		$2,854.6	$1,206.8	$3,762.8	$511.2	$1,328.3	$4,190.4	$5,518.7	$(702.1)
(1) The tax basis of all the properties in aggregate totaled $4,512.9 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the year ended December 31,
(Dollars in millions)	2023	2022	2021
Balance at the beginning of period	$5,775.3	$5,567.3	$5,207.7
Additions during the period:
Other acquisitions	—	167.6	137.3
Improvements	218.6	604.2	1,110.4
Foreign currency	90.9	(226.0)	(91.8)
Deductions during the period:
Cost of real estate sold	(566.1)	(337.8)	(796.3)
Balance at close of period	$5,518.7	$5,775.3	$5,567.3

Changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the year ended December 31,
(Dollars in millions)	2023	2022	2021
Balance at the beginning of period	$619.6	$564.0	$551.8
Additions during the period:
Depreciation expense	136.5	133.8	30.9
Deductions during the period:
Dispositions	(66.5)	(50.8)	(11.1)
Foreign currency	12.5	(27.4)	(7.6)
Balance at close of period	$702.1	$619.6	$564.0

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2023

Type of Loan (dollars in millions)	Description/Location	Interest Rates(1)	Maturity Date(2)	Payment Terms(3)	Principal Amount	Carrying Amount(4)
Construction Loans
Construction Loans less than 3% of the carrying amount of total loans
Construction Loans	Multifamily/Diversified	S +3.85% - 6.40%	2025 - 2028	I/O	$86.5	$82.3
Construction Loans	Student Housing/Diversified	S +4.95% - 5.76%	2025 - 2027	I/O	13.7	13.3
Construction Loans	Hotel/Diversified	S+ 4.90% - 6.31%	2025 -2028	I/O	8.0	7.7
Construction Loans	Other/Diversified	S+4.85% - 7.40%	2024 -2027	I/O	6.9	6.4
Construction Loans	Industrial/Diversified	S + 5.40% - 5.76%	2025 -2027	I/O	3.8	3.6
Total Construction Loans					$118.9	$113.3
Bridge Loans
Bridge Loans greater than 3% of the carrying amount of total loans
Bridge Loan	Retail/Southern California	3.50%	2024	I/O	$14.3	$14.3
Bridge Loan	Office/Northern California	6.88%	2025	I/O	8.7	8.7
Bridge Loan	Office/Southern California	S + 5.60%	2027	I/O	8.1	8.1
Bridge Loan	Multifamily/Colorado	4.75%	2028	I/O	7.7	7.7
Bridge Loans less than 3% of the carrying amount of total loans
Bridge Loans	Office+Multifamily/Diversified	3.50% - 13.00%	2024 - 2033	I/O	24.1	24.1
Bridge Loans	Hotel/Diversified	S + 6.30% - 8.36%	2027 - 2028	I/O	23.6	23.6
Bridge Loans	Office/Diversified	S +3.36% - 5.75%	2024 -2027	I/O	14.4	14.4
Bridge Loans	Multifamily/Diversified	S +5.85% - 7.75%	2026 -2027	I/O	12.4	12.4
Bridge Loans	Retail/Diversified	S + 5.60% -6.46%	2024 -2027	I/O	11.6	11.6
Bridge Loans	Other/Diversified	S + 2.81% + 5.85%	2024 -2028	I/O	7.3	7.3
Total Bridge Loans					$132.2	$132.2
Other Loans
Other Loans greater than 3% of the carrying amount of total loans
Other Loan	Retail/Montana	6.00%	2027	I/O	$8.0	$8.0
Other Loans less than 3% of the carrying amount of total loans
Other Loans	Diversified/Southern California	4.25% - S + 2.50%	2024 -2027	P,I	0.7	0.7
Total Other Loans					$8.7	$8.7
Total Loans					$259.8	$254.2
CECL Reserve					—	(7.0)
Total Loans, net					$259.8	$247.2
(1)The Company's variable rate loans are based off Term SOFR and expressed as spread over the Term SOFR rate.
(2)Maturity date assumes all extension options are exercised, if applicable
(3)I/O = interest only until final maturity unless otherwise noted. P,I = amortizing loan with principal and interest payments
(4)Represents the Company's share of loans in its debt business.

For the years ended December 31, 2023 and 2022, the loan portfolio activity was as follows:

($ in millions)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$130.3	$—	$130.3
Originations and fundings	50.2	—	50.2
Proceeds from sales and repayments	(31.1)	—	(31.1)
Accretion of loan discount and other amortization, net	0.6	—	0.6
Foreign exchange movements	(0.6)	—	(0.6)
Balance at December 31, 2022	149.4	—	149.4
Originations and fundings	43.8	—	43.8
Construction loan portfolio acquisition	115.6	—	115.6
Construction loan portfolio acquisition discount	(9.2)	—	(9.2)
Proceeds from sales and repayments	(48.9)	—	(48.9)
Accretion of loan discount and other amortization, net	3.5	—	3.5
Provision for credit losses	—	(7.0)	(7.0)
Balance at December 31, 2023	$254.2	$(7.0)	$247.2

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2023 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:
(1)Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 66 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 67 of this report, are incorporated by reference into this Item 15.
(2)Financial Statement Schedules. Schedule III and IV is listed in the Index to Consolidated Financial Statements, which appear beginning on page 116 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.
(3)Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 125 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Third Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 21, 2023.
3.3	Certificate of Designations Establishing the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock.	Filed as Exhibit 3.3 to Registrant's Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019
3.4	Certificate of Designations Establishing the 4.75% Series B Cumulative Perpetual Preferred Stock.	Filed as Exhibit 4.1 of Registrant's Current Report on Form 8-K (File No. 001-33824) filed February 23, 2022
3.5	Certificate of Designations Establishing the 6.00% Series C Cumulative Perpetual Preferred Stock.	Filed as Exhibit 3.1 of Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 16, 2023
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture, dated as of March 25, 2014, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1, dated as of March 25, 2014, among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2029-1 dated as of February 11, 2021, among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
4.5	Supplemental Indenture No. 2031-1, dated as of February 11, 2021 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
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
Filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
4.12
Supplemental Indenture No. 2029-4, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith
4.13
Supplemental Indenture No. 2031-4, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith
4.14
Supplemental Indenture No. 2030-3, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith
4.15	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.16	Warrant Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.17	Registration Rights Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.18	Warrant Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.19	Registration Rights Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.20	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed September 29, 2023
10.2†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.3†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.5†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.6†	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 10, 2022.
10.7†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.8†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.9†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023.

10.10†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023.
10.11†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023
10.12†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.13†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.14†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.15	Securities Purchase Agreement, dated October 17, 2019 between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.16††	4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated February 23, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 23, 2022
10.17
Amendment No. 1 to the 4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.18	6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 4, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed June 5, 2023
10.19
Amendment No. 1 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 16, 2023, by and among the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.
Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed August 4, 2023
10.20
Amendment No. 2 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.21
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed March 26, 2020.
10.22	Joinder Agreement, dated as of January 19, 2021 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K (001-33824) filed February 26, 2021.
10.23	Joinder Agreement, dated as of August 4, 2021, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (001-33824) filed November 4, 2021.
10.24
First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 12, 2021, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiaries party thereto and Bank of America, N.A., as administrative agent
Filed as Exhibit 10.55 to Registrant's Annual Report on Form 10-K (001-33824) filed February 22, 2023
10.25	Joinder Agreement, dated as of May 12, 2022, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
10.26
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of June 12, 2023, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiaries party thereto and Bank of America, N.A., as administrative agent
Filed as Exhibit 10.3 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
10.27	Joinder Agreement, dated as of December 14, 2023, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed herewith.

10.28
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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.29	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
97	Kennedy-Wilson Holdings, Inc. Amended and Restated Compensation Recovery Policy	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements, (vi) Schedule III - Real Estate and Accumulated Depreciation and (vii) Schedule IV - Loans.	Filed herewith.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2024.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 22, 2024

/S/ JUSTIN ENBODY Justin Enbody	Senior Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2024

/S/ TODD BOEHLY Todd Boehly	Director	February 22, 2024

/S/ RICHARD BOUCHER Richard Boucher	Director	February 22, 2024

/S/ TREVOR BOWEN Trevor Bowen	Director	February 22, 2024

/S/ WADE BURTON Wade Burton	Director	February 22, 2024

/S/ NORM CREIGHTON Norm Creighton	Director	February 22, 2024

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 22, 2024

/S/ DAVID A. MINELLA David A. Minella	Director	February 22, 2024

/S/ KENT MOUTON Kent Mouton	Director	February 22, 2024

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 22, 2024

/S/ STANLEY ZAX Stanley Zax	Director	February 22, 2024