Form 10-K/A
period 2023-12-31
Kennedy-Wilson Holdings, Inc.
filed 2024-03-29
CIK 1408100

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

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of KW-G Multifamily Venture 1, LLC and Vintage Housing Holdings, LLC as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2024.

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
Filed with Original Report
4.13
Supplemental Indenture No. 2031-4, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed with Original Report
4.14
Supplemental Indenture No. 2030-3, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed with Original Report
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
5

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
Filed as Exhibit 10.3 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
10.27	Joinder Agreement, dated as of December 14, 2023, among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A., as administrative agent	Filed with Original Report
6

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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.29	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
21	List of Subsidiaries	Filed with Original Report
23.1	Consent of Independent Registered Public Accounting Firm	Filed with Original Report
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.3	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed with Original Report
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
97	Kennedy-Wilson Holdings, Inc. Amended and Restated Compensation Recovery Policy	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements, (vi) Schedule III - Real Estate and Accumulated Depreciation and (v) Schedule IV - Loans	Filed with Original Report
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

7

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)

Page
Independent Auditors’ Report (PCAOB ID 185)     1

Consolidated Financial Statements:

Consolidated Statements of Assets, Liabilities, and Net Assets     3

Consolidated Schedules of Investments     4

Consolidated Statements of Operations     5

Consolidated Statements of Changes in Net Assets     6

Consolidated Statements of Cash Flows     7

Notes to Consolidated Financial Statements     8

8

Independent Auditors’ Report

To the Members
KW-G Multifamily Venture I, LLC:

Report on the Audit of the Consolidated Financial Statements
Opinion

We have audited the consolidated financial statements of KW-G Multifamily Venture I, LLC and its subsidiaries (the Company), which comprise the consolidated statements of assets, liabilities, and net assets, including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2023 and 2022, and the period from June 25, 2021 (inception) through December 31, 2021 and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 and the period from June 25, 2021 (inception) through December 31, 2021 in accordance with U.S. generally accepted accounting principles.

Basis for Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the consolidated financial statements are issued.

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
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ KPMG LLP
Los Angeles, California
March 29, 2024

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Assets, Liabilities, and Net Assets

	December 31,
	2023	2022
Assets
Real estate and improvements, at fair value (cost of $831,578,163 and $816,534,912 as of December 31, 2023 and 2022)	$898,300,000	$970,450,000
Cash and cash equivalents	7,182,498	10,599,559
Restricted cash	2,803,781	2,868,629
Tenant receivables, net	1,167,161	2,001,914
Prepaid expenses and other assets	2,083,956	1,070,126
Total assets	$911,537,396	$986,990,228

Liabilities and Net Assets
Notes payable, at fair value	439,728,467	448,709,940
Accounts payable and accrued expenses	4,244,947	3,177,392
Security deposits and prepaid rent	2,511,097	2,332,148
Total liabilities	446,484,511	454,219,480
Members' net assets	464,096,725	531,814,588
Noncontrolling interests	956,160	956,160
Total liabilities and net assets	$911,537,396	$986,990,228

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Schedules of Investments

			December 31, 2023			December 31, 2022
Property	Location	Units	Cost	Fair Value	% Net assets	Cost	Fair Value	% Net assets
Alpine	Salt Lake City, UT	222	$58,882,200	$65,100,000	14.0%	$58,153,233	$68,800,000	12.9%
Apex	Tacoma, WA	209	46,834,808	50,200,000	10.8	45,131,967	54,800,000	10.3
Arya	Tualatin, OR	408	106,871,052	120,000,000	25.9	105,536,219	134,500,000	25.3
Bella Sonoma	Fife, WA	280	82,110,456	96,100,000	20.7	80,211,170	93,200,000	17.5
Foothill	Salt Lake City, UT	450	124,065,730	131,900,000	28.4	122,936,113	147,400,000	27.7
Harrington Square	Renton, WA	217	71,418,178	74,800,000	16.1	70,771,769	79,700,000	15.0
Kirker Creek	Pittsburg, CA	542	180,529,073	185,000,000	39.9	174,882,584	193,400,000	36.4
Townhomes at Lost Canyon	Santa Clarita, CA	157	79,962,840	89,100,000	19.2	79,053,952	92,800,000	17.4
Whitewater Park	Boise, ID	324	80,903,826	86,100,000	18.6	79,857,905	105,850,000	19.9
	Total	2,809	$831,578,163	$898,300,000	193.6%	$816,534,912	$970,450,000	182.4%

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from June 25, 2021 (Inception) through December 31, 2021
Investment income:
Rent	$60,913,728	$57,804,287	$28,302,866
Other income	7,532,283	6,959,992	3,264,757
Total investment income	68,446,011	64,764,279	31,567,623

Expenses:
Interest expense	17,991,255	17,745,894	8,170,575
Property taxes	7,076,603	6,895,704	3,194,432
General and administrative	5,524,587	3,869,477	1,660,582
Repairs and maintenance	4,549,323	4,064,840	1,937,651
Utilities	4,386,263	3,590,477	1,881,774
Asset management fees	2,162,128	2,138,169	1,104,233
Insurance	2,013,731	1,555,490	784,310
Marketing and promotion	1,823,356	1,657,576	787,490
Property management fees	1,488,367	1,457,122	693,623
Transaction related costs	—	—	8,273,077
Other expenses	—	—	11,860
Total expenses	47,015,613	42,974,749	28,499,607
Net investment income	21,430,398	21,789,530	3,068,016
Unrealized fair value and realized (loss) gains:
Unrealized fair value (loss) gain on real estate and improvements	(87,193,248)	15,242,476	138,672,611
Unrealized fair value gain on notes payable	6,505,000	39,782,000	1,902,999
Unrealized fair value (loss) gain on interest rate cap	—	(15,963)	15,963
Realized loss on notes payable	—	(346,000)	—
Realized gain on interest rate cap	—	190,000	—
Unrealized fair value and realized (losses) gains	(80,688,248)	54,852,513	140,591,573
(Decrease) increase in net assets resulting from operations	(59,257,850)	76,642,043	143,659,589
Increase in net assets resulting from operations attributable to noncontrolling interests	(135,000)	(125,629)	—
(Decrease) increase in net assets resulting from operations attributable to members	$(59,392,850)	$76,516,414	$143,659,589

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Net Assets

	KW-G Multifamily Venture 1 Manager, LLC	KW-G Blocker, LLC	Members' Net Assets	Noncontrolling Interests	Total
Net assets, June 25, 2021 (Inception)	$—	$—	$—	$—	$—
Change in net assets resulting from operations:
Net investment income	1,564,688	1,503,328	3,068,016	—	3,068,016
Unrealized fair value gain on real estate and improvements	70,723,032	67,949,579	138,672,611	—	138,672,611
Unrealized fair value gain on notes payable	970,529	932,470	1,902,999	—	1,902,999
Unrealized fair value gain on interest rate cap	8,141	7,822	15,963	—	15,963
Increase in net assets resulting from operations	73,266,390	70,393,199	143,659,589	—	143,659,589
Potential incentive allocation	15,670,000	(15,670,000)	—	—	—
Change in net assets resulting from capital transactions:
Contributions	181,744,132	174,616,912	356,361,044	—	356,361,044
Distributions	(2,024,700)	(1,945,300)	(3,970,000)	—	(3,970,000)
Increase in net assets resulting from capital transactions	195,389,432	157,001,612	352,391,044	—	352,391,044
Increase in net assets	268,655,822	227,394,811	496,050,633	—	496,050,633
Net assets, December 31, 2021	268,655,822	227,394,811	496,050,633	—	496,050,633
Change in net assets resulting from operations:
Net investment income	11,048,590	10,615,311	21,663,901	125,629	21,789,530
Unrealized fair value gain on real estate and improvements	7,773,663	7,468,813	15,242,476	—	15,242,476
Unrealized fair value gain on notes payable	20,288,820	19,493,180	39,782,000	—	39,782,000
Unrealized fair value loss on interest rate cap	(8,141)	(7,822)	(15,963)	—	(15,963)
Realized loss on notes payable	(176,460)	(169,540)	(346,000)	—	(346,000)
Realized gain on interest rate cap	96,900	93,100	190,000	—	190,000
Increase in net assets resulting from operations	39,023,372	37,493,042	76,516,414	125,629	76,642,043
Potential incentive allocation	5,226,000	(5,226,000)	—	—	—
Change in net assets resulting from capital transactions:
Contributions	1,804,146	1,733,395	3,537,541	956,160	4,493,701
Distributions	(22,587,900)	(21,702,100)	(44,290,000)	(125,629)	(44,415,629)
(Decrease) increase in net assets resulting from capital transactions	(15,557,754)	(25,194,705)	(40,752,459)	830,531	(39,921,928)
Increase in net assets	23,465,618	12,298,337	35,763,955	956,160	36,720,115
Net assets, December 31, 2022	$292,121,440	$239,693,148	$531,814,588	$956,160	$532,770,748

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Net Assets

	KW-G Multifamily Venture 1 Manager, LLC	KW-G Blocker, LLC	Members' Net Assets	Noncontrolling Interests	Total
Net assets, December 31, 2022	$292,121,440	$239,693,148	$531,814,588	$956,160	$532,770,748
Change in net assets resulting from operations:
Net investment income	10,860,653	10,434,745	21,295,398	135,000	21,430,398
Unrealized fair value loss on real estate and improvements	(44,468,556)	(42,724,692)	(87,193,248)	—	(87,193,248)
Unrealized fair value gain on notes payable	3,317,550	3,187,450	6,505,000	—	6,505,000
(Decrease) increase in net assets resulting from operations	(30,290,353)	(29,102,497)	(59,392,850)	135,000	(59,257,850)
Potential incentive allocation	(10,981,000)	10,981,000	—	—	—
Change in net assets resulting from capital transactions:
Contributions	930,743	894,244	1,824,987	—	1,824,987
Distributions	(5,176,500)	(4,973,500)	(10,150,000)	(135,000)	(10,285,000)
(Decrease) increase in net assets resulting from capital transactions	(15,226,757)	6,901,744	(8,325,013)	(135,000)	(8,460,013)
Decrease in net assets	(45,517,110)	(22,200,753)	(67,717,863)	—	(67,717,863)
Net assets, December 31, 2023	$246,604,330	$217,492,395	$464,096,725	$956,160	$465,052,885

See accompanying notes to consolidated financial statements.

KW-G MULTIFAMILY VENTURE 1, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash flows

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from June 25, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
(Decrease) increase in net assets resulting from operations	$(59,257,850)	$76,642,043	$143,659,589
Adjustments to reconcile (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Unrealized fair value loss (gain) on real estate and improvements	87,193,248	(15,242,476)	(138,672,611)
Unrealized fair value gain on notes payable	(6,505,000)	(39,782,000)	(1,902,999)
Unrealized fair value loss (gain) on interest rate cap	—	15,963	(15,963)
Changes in operating assets and liabilities:
Tenant receivables	834,753	410,012	(2,411,926)
Prepaid expenses and other assets	(1,013,830)	429,918	(674,307)
Accounts payable and accrued expenses	1,067,555	124,834	2,175,819
Security deposits and prepaid rent	178,949	192,315	124,918
Net cash provided by operating activities	22,497,825	22,790,609	2,282,520
Cash flows from investing activities:
Cash and restricted cash from Contribution Transaction	—	—	18,742,076
Improvements to real estate	(15,043,248)	(11,707,524)	(4,827,389)
Net cash (used in) provided by investing activities	(15,043,248)	(11,707,524)	13,914,687
Cash flows from financing activities:
Contributions from members	1,824,987	3,537,541	—
Contributions from noncontrolling interests	—	956,160	—
Distributions to members	(10,150,000)	(44,290,000)	(3,970,000)
Distributions to noncontrolling interests	(135,000)	(125,629)	—
Principal payments on notes payable	(2,476,473)	(89,687,339)	(1,381,837)
Proceeds from notes payable	—	121,149,000	—
Net cash used in financing activities	(10,936,486)	(8,460,267)	(5,351,837)
Net change in cash and cash equivalents and restricted cash	(3,481,909)	2,622,818	10,845,370
Cash and cash equivalents and restricted cash, beginning of period	13,468,188	10,845,370	—
Cash and cash equivalents and restricted cash, end of period	$9,986,279	$13,468,188	$10,845,370

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,467,007	$15,179,671	$6,812,208

Supplemental disclosure of non cash transactions
Accrual for additions to real estate and improvements	$42,906	$112,047	$215,499
Contribution Transaction:
Real estate and improvements, at fair value	$—	$—	$800,000,000
Notes payable, at fair value	—	—	460,315,117
Initial capital contributions	—	—	356,361,044
Other working capital	—	—	2,065,917
See accompanying notes to consolidated financial statements

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

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

On July 12, 2021, the Company established nine wholly-owned subsidiaries intended to be treated as real estate investment trusts (the “REITs’"). Simultaneously, the Company contributed each of the Properties into one of the REITs in exchange for 100% of the Common Units as defined by the Contribution Agreement of each of the REITs. In January 2022, the REITs admitted preferred members to meet the minimum number of investors required to quality as real estate investment trusts. The preferred members contributed $956,160 during the year ended December 31, 2022 and the ownership interests of these preferred members are reported as noncontrolling interests on the accompanying consolidated financial statements.

(2) Summary of Significant Accounting Policies
(a)    Basis of Accounting
The Company has determined that it has the attributes of an investment company. As a result of this determination, the Company has concluded that it is appropriate to record its real estate investments at fair value consistent with the measurement principles for investment companies under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services-Investment Companies.

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

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

Restricted cash consists of reserves and holdbacks held by the lenders for the notes payable secured by the Properties.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated statements of assets, liabilities, and net assets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Cash and cash equivalents	$7,182,498	$10,599,559
Restricted cash	2,803,781	2,868,629
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$9,986,279	$13,468,188

(e)     Fair Value Measurements
The Company measures the fair value of its real estate and improvements and notes payable in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Investments measured and reported at fair value are classified and disclosed in one of the following three categories:

•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company have the ability to access.
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

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

The Company elected the fair value option under ASC 825, Financial Instruments, to record notes payable at fair value on a recurring basis. Notes payable are recorded at fair value at each period end with changes in fair value being recorded to unrealized fair value gain on notes payable on the accompanying consolidated statements of operations.

In valuing notes payable, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The valuation of notes payable is considered within Level 3 in the fair value hierarchy.

Interest rate caps are stated at fair value, which are determined using a pricing model that incorporates market observable inputs for interest rate curves and unobservable inputs for credit spreads. The valuation of interest rate caps is considered within Level 2 in the fair value hierarchy.

(f)    Tenant Receivables
Tenant receivables are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. The Company recognizes revenue to the extent that amounts are probable that substantially all rental income will be collected.

(g)    Derivative Instruments and Hedging Activities
The Company records all derivative financial instruments on the consolidated statements of assets, liabilities and net assets at fair value as of the reporting date. The resulting changes in the derivatives’ fair values are included in earnings as a part of unrealized fair value gain on interest rate cap on the consolidated statements of operations. The Company’s objective in using interest rate derivatives are to add stability to interest expense, and manage its exposure to interest rate movements and, therefore, manage its cash outflows as they relate to the underlying debt instrument. The Company uses interest rate caps as part of its interest rate risk management strategy relating to its variable rate debt instruments.

(h)    Income Taxes
The Company is not subject to federal or state income taxes. Income or loss is allocated to the members and included in their respective income tax returns. Under applicable federal and state income tax rules, limited liability companies are generally not subject to income taxes and upon filing of their initial tax returns, the REITs elected to be taxed as real estate investment trusts under Section 856 through 860 of the Internal Revenue Code of 1986 (the “Code”). To qualify as real estate investment trusts, the REITs must distribute annually at least 90% of their adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. If the REITs fail to qualify as real estate investment trusts in any taxable year, they will be subject to federal income taxes on its taxable income at regular corporate rates and may not be able to qualify as real estate investment trusts for subsequent taxable years. The Company believes that the REITs have met all of the real estate investment trust distribution and technical requirements for the the years ended December 31, 2023 and 2022 and period from June 25, 2021 (Inception) through December 31, 2021, and was not subject to any federal income taxes.

In accordance with ASC Topic 740, Income Taxes, the Company periodically evaluate its tax positions, including its status as pass‑through entities, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits as of December 31, 2023. Based on the Company’s evaluation, there are no uncertain tax positions or open examinations. Accordingly, no provision or liability for income taxes is included in the accompanying consolidated financial statements.

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

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

(3) Real Estate and Improvements, at Fair Value
The valuations of the Company’s real estate and improvements include estimates that utilize unobservable inputs that are significant to the overall valuation and are therefore categorized as Level 3 valuations. The following table summarizes the changes in real estate and improvements during the years ended December 31, 2023 and 2022 and period from June 25, 2021 (Inception) through December 31, 2021:

Balance as of June 25, 2021 (Inception)	$—
Net unrealized fair value gain on real estate and improvements	138,672,611
Additions to real estate at contribution date fair value	800,000,000
Improvements to real estate	4,827,389
Balance as of December 31, 2021	943,500,000
Net unrealized fair value gain on real estate and improvements	15,242,476
Improvements to real estate	11,707,524
Balance as of December 31, 2022	970,450,000
Net unrealized fair value loss on real estate and improvements	(87,193,248)
Improvements to real estate	15,043,248
Balance as of December 31, 2023	$898,300,000

The Properties held by the Company had capitalization rates ranging from 5.00% and 5.50% as of December 31, 2023 and 4.25% to 5.00% as of December 31, 2022.

The significant unobservable inputs used in the fair value measurement of the Company's real estate and improvements are the selection of capitalization rates. Significant increases (decreases) in these inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.

(4) Derivatives
The Company has used interest rate caps in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to this financial instrument. Management believes the risk of loss due to non-performance to be minimal.

The Company had an interest rate cap with a notional amount of $14,300,000 that was set to mature on July 1, 2024, and effectively capped LIBOR at 4.00%. The fair value of the interest rate cap was $15,963 as of December 31, 2021 and was included in prepaid expenses and other assets on the accompanying consolidated statements of assets, liabilities, and net assets. During the year ended December 31, 2022, the Company sold the interest rate cap and received proceeds of $190,000.

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
December 31, 2023 and 2022

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

(b) Income allocations
Net income or losses are allocated to the members pro rata in proportion to their respective ownership interests. The potential incentive allocation recorded on the consolidated statements of changes in net assets represents KW’s allocation of such income, gains and losses, calculated as if all investments were sold and the Company was fully liquidated at fair value determined at the end of the reporting period. As of December 31, 2023, KW’s net assets account reflects such potential incentive allocation of $9,915,000.

(6) Notes Payable, at Fair Value
As of December 31, 2023, notes payable, at fair value on the accompanying consolidated statements of assets, liabilities, and net assets consist of the following:

Property	Lender	Principal Balance	Inception to Date Unrealized Fair Value Gain	Notes Payable, at Fair Value	Interest Rate	Maturity Date	Terms
Alpine	Fannie Mae	$28,800,000	$(1,778,000)	$27,022,000	4.28%	11/29/2028	IO, PP
Apex	Fannie Mae	18,560,919	(712,000)	17,848,919	3.86%	4/1/2026	PP
Arya	Freddie Mac	58,136,454	(3,231,000)	54,905,454	3.59%	12/1/2026	PP
Bella Sonoma(1)	Fannie Mae	34,423,448	(1,304,000)	33,119,448	3.59%	12/1/2024	PP
Foothill	Fannie Mae	84,000,000	(13,997,000)	70,003,000	3.04%	7/1/2031	IO, PP
Harrington Square	Fannie Mae	45,120,000	(7,518,000)	37,602,000	3.04%	7/1/2031	IO, PP
Kirker Creek	Fannie Mae	121,149,000	(8,328,000)	112,821,000	4.36%	10/1/2029	IO, PP
Townhouses at Lost Canyon	Fannie Mae	42,728,646	(2,157,000)	40,571,646	3.63%	9/1/2026	PP
Whitewater Park	Fannie Mae	55,000,000	(9,165,000)	45,835,000	3.04%	7/1/2031	IO, PP
	Total	$487,918,467	$(48,190,000)	$439,728,467
(1)The Company intends to refinance this loan in 2024 before it matures.

IO = Interest only
PP = Prepayment penalty applicable

As of December 31, 2022, notes payable, at fair value on the accompanying consolidated statements of assets, liabilities, and net assets consist of the following:

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

Property	Lender	Principal Balance	Inception to Date Unrealized Fair Value Gain	Notes Payable, at Fair Value	Interest Rate	Maturity Date	Terms
Alpine	Fannie Mae	$28,800,000	$(1,226,000)	$27,574,000	4.28%	11/29/2028	IO, PP
Apex	Fannie Mae	18,925,124	(688,000)	18,237,124	3.86%	4/1/2026	PP
Arya	Freddie Mac	59,288,791	(3,089,000)	56,199,791	3.59%	12/1/2026	PP
Bella Sonoma	Fannie Mae	35,189,025	(1,409,000)	33,780,025	3.59%	12/1/2024	PP
Foothill	Fannie Mae	84,000,000	(12,316,000)	71,684,000	3.04%	7/1/2031	IO, PP
Harrington Square	Fannie Mae	45,120,000	(6,615,000)	38,505,000	3.04%	7/1/2031	IO, PP
Kirker Creek	Fannie Mae	121,149,000	(6,190,000)	114,959,000	4.36%	10/1/2029	IO, PP
Townhouses at Lost Canyon	Fannie Mae	42,923,000	(2,088,000)	40,835,000	3.63%	9/1/2026	PP
Whitewater Park	Fannie Mae	55,000,000	(8,064,000)	46,936,000	3.04%	7/1/2031	IO, PP
	Total	$490,394,940	$(41,685,000)	$448,709,940

IO = Interest only
PP = Prepayment penalty applicable

Future principal payments on the notes payable are as follows:

Year Ended December 31,
2024	$36,775,929
2025	2,453,348
2026	114,620,190
2027	—
2028	28,800,000
Thereafter	305,269,000
Total	$487,918,467

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

Costs and expenses incurred related to such services for the year ended December 31, 2023 and 2022 and period from June 25, 2021 (Inception) through December 31, 2021, consist of the following:

KW-G MULTIFAMILY VENTURE I, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from June 25, 2021 (Inception) through December 31, 2021
Asset management	$2,162,128	$2,138,169	$1,104,233
Property management	1,488,367	1,457,122	693,623
Total	$3,650,495	$3,595,291	$1,797,856

Asset management and property management fees are included on the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, amounts payable to related parties totaled $534,542 and $534,542, respectively, and are included in accounts payable and accrued expenses on the accompanying consolidated statements of assets, liabilities, and net assets.

(8) Financial Highlights
The internal rate of return (IRR) of the Company, net of all fees and incentive allocations to the Company is (11.3)% for the year ended December 31, 2023 and 17.2% from June 25, 2021 (Inception) through December 31, 2023.

The IRR was computed based on quarterly compounding periods of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets as of the end of the year (residual value) of the Company’s capital account as of December 31, 2023.

Ratio to average G-Blocker's capital:
Net investment income	13.5%

Total expenses	41.1%
Potential incentive allocation to KW	6.7%
Total expenses and potential incentive allocation	47.8%

(9) Subsequent Events
In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through March 29, 2024, the date these consolidated financial statements were issued. No events were identified that would require additional disclosure to the consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)

Independent Auditor's Report

To Management
Vintage Housing Holdings, LLC and Subsidiaries

Opinion

We have audited the consolidated financial statements of Vintage Housing Holdings, LLC and Subsidiaries, which comprise the consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations, members' deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

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

Other Matter

The accompanying consolidated balance sheet of Vintage Housing Holdings, LLC and Subsidiaries as of December 31, 2023, and the related consolidated statements of operations, members’ deficit, and cash flows for the years ended December 31, 2023 and 2021, and the related notes to the consolidated financial statements and financial statement schedule III - real estate and accumulated depreciation were not audited, reviewed, or compiled by us, and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ CohnReznick LLP
Atlanta, Georgia
March 31, 2023

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Balance Sheets
December 31, 2023 and 2022

	December 31,
	2023	2022
Assets	(unaudited)
Cash and cash equivalents	$7,093,404	$3,377,655
Restricted cash	10,117,049	3,201,528
Accounts receivable, net	7,555,849	6,325,161
Notes receivable	62,392,481	30,086,175
Equity method investments	4,952,703	11,460,687
Real estate, net of depreciation and amortization	104,229,575	154,225,771
Other assets, net	22,482,441	9,203,747
Total assets	$218,823,502	$217,880,724

Liabilities and Members' Deficit
Accounts payable	$164,923	$271,526
Due to affiliates	12,627,305	23,116,086
Accrued expenses	23,740,875	11,138,281
Deferred revenue	56,386,998	25,770,256
Mortgage and note payable	165,239,304	214,143,577
Total liabilities	258,159,405	274,439,726
Retained earnings	200,647,956	121,200,245
Members' deficit	(239,983,859)	(177,759,247)
Total members' deficit	(39,335,903)	(56,559,002)
Total liabilities and members' deficit	$218,823,502	$217,880,724

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
Revenue	(unaudited)		(unaudited)
Rent	$34,247,634	$29,382,364	$27,453,079
Fees	4,351,831	3,801,153	1,929,216
Interest income	1,188,760	1,131,624	1,149,654
Total revenue	39,788,225	34,315,141	30,531,949

Expenses
Asset management fees	3,948,416	3,424,488	3,180,759
Repairs and maintenance	3,631,437	2,739,681	2,178,048
Salaries	3,633,645	2,816,812	2,810,711
Utilities	3,239,857	2,791,882	2,639,696
Property management fees	1,669,833	1,463,500	1,389,192
Insurance	1,023,662	694,788	521,490
Depreciation and amortization	5,774,691	5,788,704	5,920,105
General and administrative expense	2,924,194	1,712,206	1,254,712
Total expenses	25,845,735	21,432,061	19,894,713

Equity (loss) income from joint venture investments	(3,918,500)	610,093	5,832,804
Interest expense	(12,764,897)	(9,247,686)	(8,048,455)
Gain on sale of real estate	81,959,529	1,762,204	2,582,124
Other income (expense)	60,632	(277,167)	(1,330,441)
Net income	$79,279,254	$5,730,524	$9,673,268

See accompanying notes to consolidated financial statements

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Changes in Members' Deficit
For the Years Ended December 31, 2023, 2022 and 2021

	KW-VHH Member, LLC	Sierra VHH Holdings, LLC	Total
Balance, December 31, 2020 (unaudited)	$(2,207,496)	$(4,162,465)	$(6,369,961)
Distributions (unaudited)	(25,063,674)	(26,463,694)	(51,527,368)
Net income (unaudited)	5,803,961	3,869,307	9,673,268
Balance, December 31, 2021 (unaudited)	(21,467,209)	(26,756,852)	(48,224,061)
Distributions	(7,918,808)	(6,146,657)	(14,065,465)
Net income	3,438,314	2,292,210	5,730,524
Balance, December 31, 2022	(25,947,703)	(30,611,299)	(56,559,002)
Distributions (unaudited)	(44,584,329)	(17,471,826)	(62,056,155)
Net income (unaudited)	47,567,552	31,711,702	79,279,254
Balance, December 31, 2023 (unaudited)	$(22,964,480)	$(16,371,423)	$(39,335,903)

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Cash flows
For the Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$79,279,254	$5,730,524	$9,673,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,774,691	5,788,704	5,920,105
Amortization of debt issuance costs	805,815	941,951	1,048,641
Gain on sale of real estate	(81,959,529)	(1,762,204)	(2,582,124)
Equity income from equity method investments	3,918,500	(610,093)	(5,832,804)
Changes in operating assets and liabilities:
Accounts receivable	(1,861,619)	(1,462,585)	(135,369)
Other assets	(1,313,001)	(8,202)	(43,173)
Operating distributions from equity method investments	130,769	3,729,222	9,016,062
Accounts payable and accrued expenses	(469,702)	481,021	839,705
Net cash provided by operating activities	4,305,178	12,828,338	17,904,311
Cash flows from investing activities:
Acquisitions and improvements to real estate	(9,202,094)	(16,808,127)	(56,356,335)
Proceeds from sale of real estate	134,312,002	—	4,985,790
Collection of notes receivable	1,012,493	1,620,788	2,777,752
Acquisition and contributions to equity method investments	(4,299,802)	(3,603,062)	—
Investing distributions from equity method investments	6,758,517	4,500,000	1,346,648
Net cash (used in) provided by investing activities	128,581,116	(14,290,401)	(47,246,145)
Cash flows from financing activities:
Advances from (repayments to) affiliates	(10,488,781)	18,836,474	2,919,519
Distributions to Members	(62,056,155)	(14,065,465)	(51,527,368)
Principal payments on mortgage loans	(78,490,434)	(12,091,234)	(25,025,117)
Payment of loan fees	(1,200,196)	(237,414)	(1,639,423)
Proceeds from mortgage loans	29,980,542	12,547,503	104,222,144
Net cash provided by (used in) financing activities	(122,255,024)	4,989,864	28,949,755
Net change in cash and cash equivalents and restricted cash	10,631,270	3,527,801	(392,079)
Cash and cash equivalents and restricted cash, beginning of year	6,579,183	3,051,382	3,443,461
Cash and cash equivalents and restricted cash, end of year	$17,210,453	$6,579,183	$3,051,382

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,783,911	$8,305,735	$6,837,587

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021

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

As of December 31, 2023 the Company consolidates ten properties listed below:

Property	Location	Total Units
Vintage at Spokane	Spokane, WA	287
Forest Creek	Spokane, WA	252
Silver Creek	Pasco, WA	242
Vintage at Silverdale	Silverdale, WA	240
Vintage at Mount Vernon	Mount Vernon, WA	154
Vintage at Richland	Richland, WA	150
Vintage at Chehalis	Chehalis, WA	150
Vintage at Sequim	Sequim, WA	118
Vintage at Burien	Burien, WA	101
Elk Creek Apartments, LLC	Sequim, WA	138

The Company also has three investments that the real estate was previously consolidated and subsequently been sold but still has remaining non real estate assets and liabilities that are consolidated. In addition the Company has a retail investment that is consolidated as a wholly owned entity.

In addition to the consolidated properties above, the Company has ownership interests in 39 other properties but does not control and; therefore, treats its investment on the equity method of accounting.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(unaudited)
Cash and cash equivalents	$7,093,404	$3,377,655
Restricted cash	10,117,049	3,201,528
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$17,210,453	$6,579,183

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

Depreciation and amortization expense for the years end December 31, 2023, 2022 and 2021 was $5,774,691 (unaudited), $5,788,704 and $5,920,105 (unaudited), respectively.

(g) Impairment of long-lived assets
In accordance with ASC Subtopic 360-10, Property, Plant and Equipment for long-lived assets, the Company's properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the properties by comparing the carrying amount of the properties to the estimated future undiscounted cash flows of the property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For the years ended December 31, 2023, 2022 and 2021, there were no impairments recorded.

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

(i) Note receivable
In accordance with Accounting Standard Codification Topic 835 of the ASC ("ASC 835"), the interest income generating activities of the Company are related to Secured Loans. The Company uses the effective interest method to recognize interest income on its secured loans transactions. The Company maintains a security interest in 17 loans and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended, and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are resolved. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income.

(j) Debt issuance costs
Debt issuance costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the mortgage loan payable to which such costs relate. Amortization of debt issuance costs is reported as a component of interest expense and computed using an imputed interest rate on the related loan.

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

The Company also earns asset management fees on equity method investments that are recognized as the fees are earned.

Interest income from notes receivable is recognized based on effective interest rate of loans.

(m)    Expenses
Expenses include all costs incurred by the Company in connection with the management, operation, maintenance, and repair of the real estate projects and are expensed as incurred.

(n)    Leases
The Company has operating leases for certain properties. The Company records a right of use asset and a corresponding lease liability representing the present value of future minimum lease payments in accordance with FASB ASC 842, Leases (Topic 842). Rent expense is recognized on a straight-line basis over the term of the lease.

(3) Real Estate and Improvements
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(unaudited)
Land	$14,487,903	$34,098,048
Land improvements	14,159,693	13,560,314
Buildings and improvements	154,737,119	198,607,279
Furniture, fixtures and equipment	9,921,333	11,180,367
	193,306,048	257,446,008
Less accumulated depreciation and amortization	(89,076,473)	(103,220,237)
Real estate, net of accumulated depreciation and amortization	$104,229,575	$154,225,771

The Company generally sells interests of consolidated properties to tax credit investors. When a property is sold the Company issues a seller financed note to the buyer and records an offsetting liability resulting in the gain on sale being deferred. When the Company receives principal payments on the note receivables it recognizes a proportionate portion of the deferred gain. During the years ended December 31, 2023, 2022 and 2021, the Company recognized gain on sale of $1,071,126 (unaudited), $1,762,204 and $2,582,124 (unaudited), respectively.

The Company also sold three properties and a retail investment that were previously consolidated in excess of seller financed notes that resulted in gain on sale of real estate of $80,888,403 (unaudited) for the year ended December 31, 2023.

(4) Equity Method Investments

The Company has ownership interests in properties where they do not control but still has significant influence that it accounts for as equity method investments. The combined summarized balance sheets and statement of operations of the operating entities in which the Company holds an interest as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(unaudited)
Cash and cash equivalents	$12,229,653	$14,936,928
Restricted cash	31,569,428	26,351,742
Real estate, net of depreciation and amortization	1,711,876,804	1,363,527,543
Other assets, net	21,030,560	12,749,131
Total assets	$1,776,706,445	$1,417,565,344

Accounts payable and accrued expenses	$45,209,408	$33,462,795
Development fee	96,580,784	104,229,375
Mortgage and note payables	1,307,757,652	985,989,274
Total liabilities	1,449,547,844	1,123,681,444

Total equity	327,158,601	293,883,900

Total liabilities and equity	$1,776,706,445	$1,417,565,344

	Year Ended December 31,
	2023	2022	2021
	(unaudited)		(unaudited)
Revenues	$122,214,694	$101,628,125	$87,486,171
Operating expenses	(50,785,192)	(37,042,046)	(31,961,343)
Depreciation and amortization	(69,694,042)	(56,538,400)	(53,842,014)
Interest expense	(46,479,368)	(35,648,279)	(30,796,343)
Other expense	(10,511,320)	(8,121,489)	(6,795,050)
Net loss	$(55,255,228)	$(35,722,089)	$(35,908,579)

The following investments and ownership interests were held by the Company as of December 31, 2023:

Investment	Ownership Interest	Investment	Ownership Interest
Vintage at Bouquet Canyon	0.009%	The Meadows by Vintage	0.009%
Agave Apartments	0.009%	The Timbers by Vintage	0.009%
Gateway by Vintage	0.009%	The View by Vintage	0.009%
Highland by Vintage	0.009%	Vintage at Arlington	0.009%
Pointe by Vintage	0.009%	Vintage at Bellingham	0.009%
Quilceda Creek	0.009%	Vintage at Bremerton	0.009%
Quinn by Vintage	0.009%	Vintage at Holly Village	0.009%
Ridgeview by Vintage Apartments	0.01%	Vintage at Lakewood	0.009%
Sky Mountain by Vintage	0.01%	Vintage at Mill Creek	0.009%
South Hill by Vintage	0.009%	Vintage at Napa	0.009%
Latitude 112 by Vintage	0.009%	Heights by Vintage	0.009%
Springview by Vintage	0.01%	Vintage at Seven Hills	0.01%
Station by Vintage	0.009%	Vintage at Bennet Valley	0.009%
Steamboat by Vintage	0.01%	Vintage at Tacoma	0.009%
The Farm by Vintage	0.009%	Vintage at The Crossings	0.01%
Vine by Vintage	0.009%	Vintage at The Sanctuary	0.01%
Vintage at Vancouver	0.009%	Urban Center Apartments	0.009%
Vintage at Citi Vista, LP	0.009%	Vintage at Lockwood, LP	0.009%
Vintage at Redfield, LP	0.01%	Falls Creek by Vintage, LP	0.01%
Village at 47th, LP	0.005%

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

(5) Notes receivable
The Company holds seller back note receivables on properties that the Company has sold to tax credit equity partners. When loans are issued they are non-cash with an offsetting amount to deferred revenue. Upon sale of the property with a seller loan, a portion of the gain is deferred. When the Company receives principal payments on notes receivable balances, it recognizes gain on sale of real estate. The notes receivable balance below includes principal balances of the notes as well as an accrued and unpaid interest and consists of the following as of December 31, 2023 and 2022:

		December 31,
Property	Interest Rate	2023	2022
		(unaudited)
Vintage at Bend 2, LP	2.43%	$682,370	$650,000
Ridgeview by Vintage Apartments	5.00%	10,257,860	9,769,390
Vintage at Bouquet Canyon	8.00%	446	446
Vintage at Arlington	5.00%	47,428	288,672
Vintage at Bellingham	5.00%	659,430	628,029
The Meadows by Vintage	3.00%	2,205,703	2,141,459
Vintage at Holly Village	6.00%	1,209,644	1,461,424
Vintage at Bennet Valley	2.18%	997,934	1,867,868
Vintage at Bremerton	5.00%	2,392,071	2,278,163
Vintage at Napa	3.50%	1,342,656	1,297,252
Vintage at Vancouver	3.50%	2,095,525	2,024,663
Vintage at Seven Hills	2.50%	5,239,507	3,590,551
Agave Apartments	3.75%	1,544,068	1,488,258
Village at 47th(1)	4.34%	2,600,000	2,600,000
Vintage at Lockwood	3.72%	1,019,568	—
Vintage at Everett	5.00%	14,662,000	—
Vizcaya by Vintage	7.35%	7,211,592	—
Falls Creek by Vintage	4.02%	8,224,679	—
Total		$62,392,481	$30,086,175
(1)Loan is not seller backed note relates to the development of this apartment building.

(6) Mortgage and Notes Payable
As of December 31, 2023, mortgage and notes payable on the accompanying consolidated balance sheets consist of the following :

Property	Total	Interest Rate	Maturity Date
	(unaudited)	(unaudited)	(unaudited)
Vintage at Mount Vernon	$12,376,166	5.25%	8/1/2029
Vintage at Burien	10,750,000	3.77%	8/1/2024
Forest Creek	25,038,963	5.44%	7/1/2033
Silver Creek	24,835,482	SOFR+2.75%	7/1/2026
Vintage at Chehalis	10,809,226	2.63%	2/1/2028
Vintage at Richland	15,162,000	6.21%	12/1/2033
Vintage at Sequim	5,124,501	SIFMA+1.84%	3/31/2038
Vintage at Silverdale	29,400,000	5.99%	12/1/2030
Vintage at Spokane	19,662,407	2.61%	2/1/2028
Elk Creek Apartments, LLC	6,572,086	6.24%	7/1/2040
Falls Creek by Vintage	7,355,516	5.62%	5/1/2056
Debt (excluding loan fees)	$167,086,347
Unamortized loan fees	(1,847,043)
Total Debt	$165,239,304

As of December 31, 2022, mortgage and notes payable on the accompanying consolidated balance sheets consist of the following:

Property	Total	Interest Rate	Maturity Date
Vintage at Mount Vernon	$12,547,503	5.25%	8/1/2029
Vintage at Burien	10,750,000	3.77%	8/1/2024
Forest Creek	17,259,008	5.10%	7/1/2023
Silver Creek	25,000,000	LIBOR+2.75%	7/1/2026
Vintage at Chehalis	11,073,832	2.63%	2/1/2028
Vintage at Everett	33,006,384	LIBOR+2.75%	2/1/2026
Vintage at Richland	13,606,814	LIBOR+2.75%	2/1/2026
Vintage at Sequim	5,265,164	SIFMA+1.84%	3/31/2038
Vintage at Silverdale	22,682,201	3.63%	10/1/2025
Vintage at Spokane	20,145,333	2.61%	2/1/2028
Vizcaya	44,260,000	LIBOR+2.38%	11/1/2023
Debt (excluding loan fees)	$215,596,239
Unamortized loan fees	(1,452,662)
Total Debt	$214,143,577

Principal payments on the mortgage payable and notes payable are as follows as of December 31, 2023:

Total
(unaudited)
2024	$12,683,410
2025	1,746,357
2026	25,884,529
2027	1,977,092
2028	19,099,118
Thereafter	105,695,841
Total	$167,086,347
For amounts maturing in 2024, the Company plans to refinance through new loans or pay off existing loans through tax credit equity proceeds from the syndication of underlying properties.

As of December 31, 2023 and 2022, the Company had accrued interest payable on mortgage and note payables of $702,068 (unaudited) and $526,897.

(7) Leasing Activities

The Company has entered into various lease agreements. The average remaining lease term is 26.8 years and weighted average discount rate is 3.23% as of December 31, 2023.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which the Company is the lessee:

Minimum Rental Payments
(unaudited)
2024	$1,392,234
2025	1,392,234
2026	1,392,234
2027	1,392,234
2028	1,392,234
Thereafter	23,117,702
Total undiscounted rental payments	30,078,872
Less imputed interest	(9,015,052)
Total	$21,063,820

(8) Related Party Transactions

Fee revenues
The Company in its capacity as general partner or managing member receives fees from tax credit investors in joint venture investments it has an interest in. The Company received fees of $4,546,624 (unaudited), $3,801,153 and $1,929,216 (unaudited) for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had a receivable of $2,867,085 (unaudited) and $2,733,305 included within the accounts receivable balance on the consolidated balance sheet relating to fee revenue

Interest income
The Company earns interest income associated with the seller notes that it receives from tax credit partners on the sale of consolidated real estate. See note 5 for more detail. During the years ended December 31, 2023, 2022 and 2021, the Company earned $1,188,760 (unaudited), $1,131,624 and $1,149,654 (unaudited).

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

During the years ended December 31, 2023, 2022 and 2021, the Company had asset management fees of $3,948,416 (unaudited), $3,424,488, and $3,180,759 (unaudited), respectively.

Due to affiliates
As of December 31, 2023 and 2022 the Company owes KW $5,243,067 (unaudited) and $2,340,000 and owes Sierra and its affiliates $7,384,238 (unaudited) and $19,159,927 as of December 31, 2023 and 2022, respectively. The amounts due to affiliates are due on demand and are non-interest bearing. At December 31, 2023, there is also a $4,006,135 receivable that is recorded to accounts receivable, net relating to advances to Station at Vintage and was repaid in January 2024.

(9) Commitments and Contingencies
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

As of December 31, 2023, the Company has provided guarantees related to operating deficits ranging from $415,000 - $4.7 million (median $1.5 million) and are offset by reserves ranging from $192,000 - $1 million (median of $528k) and could expire anywhere from one year (if certain conditions are met) through the compliance period.

(10) Subsequent Events
In preparing these consolidated financial statements, the Companies have evaluated subsequent events and transactions for potential recognition or disclosure through March 29, 2024, the date these consolidated financial statements were available to be issued. The Company has exercised extension options on some of its mortgage and note payable balances subsequent to year end. Dates and maturities have in Note 6 have been updated to reflect these elections. No other events were identified requiring disclosure to the financial statements.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023

			Initial Cost		Gross Balance at December 31, 2023
Property	Location	Encumbrances	Land	Building & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Depreciable life (years)	Date of Construction	Date Acquired
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Vintage at Mount Vernon	WA	$12,376,166	$1,157,164	$11,656,399	$2,613,898	$12,631,514	$15,245,412	$(7,920,966)	40 years	2003	2018
Vintage at Burien	WA	10,750,000	—	9,887,575	574,722	10,473,132	11,047,854	(5,535,172)	40 years	2006	2019
Forest Creek	WA	25,038,963	684,298	19,698,291	3,031,658	20,792,352	23,824,010	(11,337,744)	40 years	2008	2018
Silver Creek	WA	24,835,482	1,824,564	19,495,360	2,734,532	20,623,305	23,357,837	(10,830,093)	40 years	2005	2018
Vintage at Chehalis	WA	10,809,226	1,050,000	11,792,956	2,557,686	12,720,551	15,278,237	(7,077,360)	40 years	2008	2021
Vintage at Richland	WA	15,162,000	1,037,760	11,529,496	1,708,583	12,271,674	13,980,257	(6,697,917)	40 years	2005	2021
Vintage at Sequim	WA	5,124,501	1,908,658	10,016,847	2,591,404	10,717,899	13,309,303	(5,790,613)	40 years	2006	2018
Vintage at Silverdale	WA	29,400,000	1,400,000	25,334,916	4,414,575	26,920,251	31,334,826	(14,839,986)	40 years	2007	2019
Vintage at Spokane	WA	19,662,407	1,510,000	23,105,062	3,050,290	24,763,562	27,813,852	(12,350,948)	40 years	2008	2021
Elk Creek Apartments, LLC	WA	6,572,086			2,459,755	12,744,212	15,203,967	(6,695,674)	40 years	2008	2023
Falls Creek	ID	7,355,516	—	—	—	—	—	—	40 years	2008	N/A
Folsom	CA	—	2,910,493	—	2,910,493	—	2,910,493	—	N/A	N/A	2022
Total		$167,086,347	$13,482,937	$142,516,902	$28,647,596	$164,658,452	$193,306,048	$(89,076,473)