Form 10-Q
period 2024-03-31
Kennedy-Wilson Holdings, Inc.
filed 2024-05-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 7, 2024 was 137,528,139.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
"Fee Bearing Capital" represents total third-party committed or invested capital that the Company manages in its joint-ventures, commingled funds and debt platform that entitle the Company to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or carried interest, if applicable.
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
    “KWE” refers to Kennedy Wilson Europe Real Estate Limited.
    "Net operating income" or "NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting certain property expenses from property revenues. The Company's management uses net operating income to assess and compare the performance of its properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of the Company's properties resulting from its value-add initiatives or changing market conditions. Management believes that net operating income reflects the core revenues and costs of operating its properties and is better suited to evaluate trends in occupancy and lease rates. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Net Operating Income to net income as reported under GAAP and a reconciliation of Net Operating Income (Net Effective) (with respect to same property) to net income as reported under GAAP and a reconciliation of Net Operating Income (Net Effective) (with respect to same property) to net income as reported under GAAP.
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
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$541.9	$313.7
Accounts receivable, net (including $11.7 and $13.8 of related party)	42.5	57.3
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $906.0 and $957.8)	4,603.5	4,837.3
Unconsolidated investments (including $1,917.6 and $1,927.0 at fair value)	2,059.6	2,069.1
Loan purchases and originations, net of allowance for credit losses	250.4	247.2
Other assets, net	182.4	187.5
Total assets(1)	$7,680.3	$7,712.1

Liabilities
Accounts payable	$15.5	$17.9
Accrued expenses and other liabilities	562.8	597.8
Mortgage debt	2,773.1	2,840.9
KW unsecured debt	2,032.5	1,934.3
KWE unsecured bonds	511.5	522.8
Total liabilities(1)	5,895.4	5,913.7

Equity
Series A cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2024 and December 31, 2023, Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of March 31, 2024 and December 31, 2023 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 200,000 shares outstanding as of March 31, 2024 and December 31, 2023	789.9	789.9
Common stock, $0.0001 par value per share, 200,000,000 authorized, 138,095,244 and 138,727,521 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,706.5	1,718.6
Accumulated deficit	(347.1)	(349.0)
Accumulated other comprehensive loss	(406.7)	(404.4)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,742.6	1,755.1
Noncontrolling interests	42.3	43.3
Total equity	1,784.9	1,798.4
Total liabilities and equity	$7,680.3	$7,712.1

(1) The assets and liabilities as of March 31, 2024 include $169.8 million (including cash held by consolidated investments of $4.8 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $134.6 million) and $71.7 million (including investment debt of $53.9 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2023 include $154.9 million (including cash held by consolidated investments of $3.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $121.8 million) and $101.4 million (including investment debt of $54.9 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Rental	$97.4	$106.6
Hotel	9.3	10.6
Investment management fees (includes $14.4 and $11.0 of related party fees)	21.3	11.0
Loan	8.1	3.7
Other	0.3	0.3
Total revenue	136.4	132.2

(Loss) income from unconsolidated investments
Principal co-investments	9.7	16.4
Performance allocations	(16.4)	(10.7)
Total (loss) income from unconsolidated investments	(6.7)	5.7

Gain on sale of real estate, net	106.4	19.2

Expenses
Rental	37.2	36.6
Hotel	7.6	7.9
Compensation and related (including $5.2 and $7.1 of share-based compensation)	27.6	30.6
Performance allocation compensation	(5.5)	1.6
General and administrative	8.3	8.4
Depreciation and amortization	38.9	39.4
Total expenses	114.1	124.5
Interest expense	(64.7)	(62.3)
Gain on early extinguishment of debt	0.3	0.1
Other income (loss)	6.8	(3.0)
Income (loss) before (provision for) benefit from income taxes	64.4	(32.6)
(Provision for) benefit from income taxes	(26.7)	3.9
Net income (loss)	37.7	(28.7)
Net loss (income) attributable to the noncontrolling interests	0.1	(4.2)
Preferred dividends	(10.9)	(7.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$26.9	$(40.8)
Basic earnings (loss) per share
Earnings (loss) per share	$0.19	$(0.30)
Weighted average shares outstanding	138,472,579	137,949,018
Diluted earnings (loss) per share
Earnings (loss) per share	$0.19	$(0.30)
Weighted average shares outstanding	138,628,139	137,949,018
Dividends declared per common share	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Operations
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$37.7	$(28.7)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(17.5)	14.1
Amounts reclassified from AOCI	5.1	—
Unrealized foreign currency derivative contracts gain (loss)	9.9	(1.2)
Total other comprehensive (loss) income for the period	(2.5)	12.9

Comprehensive income (loss)	35.2	(15.8)
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(5.0)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$35.3	$(20.8)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4
Issuance of common stock, net of issuance costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Restricted stock grants (RSG)	—	—	379,188	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(129,011)	—	(1.6)	—	—	—	(1.6)
Shares retired due to common stock repurchase program	—	—	(882,454)	—	(15.6)	8.1	—	—	(7.5)
Share-based compensation	—	—	—	—	5.2	—	—	—	5.2
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(12.0)	(0.1)	(12.1)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	9.7	—	9.7
Common stock dividends	—	—	—	—	—	(33.1)	—	—	(33.1)
Preferred stock dividends	—	—	—	—	—	(10.9)	—	—	(10.9)
Net income	—	—	—	—	—	37.8	—	(0.1)	37.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2024	800,000	$789.9	138,095,244	$—	$1,706.5	$(347.1)	$(406.7)	$42.3	$1,784.9

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Issuance of common stock	—	—	1,644,144	—	29.3	—	—	—	29.3
Restricted stock grants (RSG)	—	—	955,756	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(1,046,430)	—	(13.4)	—	—	—	(13.4)
Share-based compensation	—	—	—	—	7.1	—	—	—	7.1
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	13.3	0.8	14.1
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(1.2)	—	(1.2)
Common stock dividends	—	—	—	—	—	(33.4)	—	—	(33.4)
Preferred stock dividends	—	—	—	—	—	(7.9)	—	—	(7.9)
Net loss	—	—	—	—	—	(32.9)	—	4.2	(28.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5.0)	(5.0)
Balance at March 31, 2023	600,000	$592.5	139,344,238	$—	$1,702.5	$47.9	$(418.0)	$46.5	$1,971.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$37.7	$(28.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of real estate, net	(106.4)	(19.2)
Depreciation and amortization	38.9	39.4
Above/below market and straight-line rent amortization	0.4	(2.4)
Uncollectible lease income	0.7	1.8
Accretion of discount on loans receivable	(1.1)	—
Provision for credit losses	5.6	—
Provision for (benefit from) deferred income taxes	13.6	(6.2)
Amortization of deferred loan costs	2.2	2.1
Amortization of discount and accretion of premium on senior notes and mortgage debt	(2.7)	1.3
Unrealized net loss on derivatives	2.1	2.4
Loss (income) from unconsolidated investments	6.7	(5.7)
Operating distributions from unconsolidated investments	14.0	19.1
Deferred compensation	(3.7)	5.3
Share-based compensation	5.2	7.1
Change in assets and liabilities:
Accounts receivable	13.7	(3.0)
Other assets	(1.4)	(5.0)
Accounts payable, accrued expenses and other liabilities	(31.1)	(75.3)
Net cash used in operating activities	(5.6)	(67.0)
Cash flows from investing activities:
Proceeds from collection of loans receivable	2.8	2.1
Issuance and acquisition of loans receivable, net of discounts	(9.5)	(3.5)
Net proceeds from sale of consolidated real estate	328.2	111.9
Capital expenditures to real estate	(51.5)	(39.2)
Proceeds from on settlement of derivative contracts	0.3	0.7
Distributions from unconsolidated investments	2.7	15.2
Contributions to unconsolidated investments	(28.2)	(50.3)
Net cash provided by investing activities	244.8	36.9
Cash flows from financing activities:
Borrowings under line of credit	100.0	25.0
Repayment of line of credit	—	(60.0)
Borrowings under mortgage debt	73.4	310.1
Repayment of mortgage debt	(127.8)	(302.7)
Payment of deferred loan costs	(0.4)	(0.9)
Repurchase and retirement of common stock	(9.1)	(13.4)
Proceeds from issuance of common stock, net of issuance costs	(0.1)	29.3
Common dividends paid	(34.1)	(35.6)
Preferred dividends paid	(10.9)	(7.9)
Contributions from noncontrolling interests	—	0.1
Distributions to noncontrolling interests	(0.8)	(5.0)
Net cash used in financing activities	(9.8)	(61.0)
Effect of currency exchange rate changes on cash and cash equivalents	(1.2)	1.1
Net change in cash and cash equivalents(1)	228.2	(90.0)
Cash and cash equivalents, beginning of period	313.7	439.3
Cash and cash equivalents, end of period	$541.9	$349.3
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash paid for:
Interest(1)(2)	$80.9	$78.3
Income taxes	1.1	8.4

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	244.4	102.0
(1) $0.3 million and $0.7 million attributable to noncontrolling interests for the three months ended March 31, 2024 and 2023, respectively.
(2) Excludes $1.3 million and $1.1 million of capitalized interest for the three months ended March 31, 2024 and 2023, respectively.

    As of March 31, 2024 and December 31, 2023, the Company had $104.6 million and $69.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Accrued capital expenditures	$5.0	$6.9
Common dividends declared but not paid on common stock	33.1	33.4
Preferred dividends declared but not paid on preferred stock	9.2	6.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through its investment management platform. The Company primarily focuses on multifamily and office properties, as well as industrial and debt investments in its Investment Management business in the Western United States, United Kingdom and Ireland. The Company also has a global debt platform primarily focused on construction lending secured by high-quality multifamily and student housing properties throughout the United States. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio involve ownership of real estate assets (primarily multifamily units). The Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and separate accounts that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations or carried interest that we earn on the Company's co-invested capital.
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2024 and 2023 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2024. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    Investment management fees include acquisition, arrangement and disposition fees. Acquisition, arrangement and disposition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition or disposition price, as applicable. Acquisition and disposition fees are recognized upon the successful completion of an acquisition or disposition after all required services have been performed. The Company typically earns origination fees on loan originations in its debt platform business. The fees are earned when the loan closes and are recorded as part of investment management fees for the portion of the loan that the Company does not have an ownership interest in which is typically 95% to 97.5%. The remaining portion of the fee is deferred and accreted over the expected loan term through interest income.
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
Property services fees are earned from the Company's auction sales and marketing business and are recorded as part of the Other revenue line item on the Company's statement of operations. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in ASC Topic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.
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
Performance allocations or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance allocation that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocation to reflect either (a) positive performance resulting in an increase in the performance allocation to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recorded as income from unconsolidated investments, resulting in a negative adjustment to performance allocations to the general partner or asset manager. As of March 31, 2024, the Company has $60.9 million of accrued performance allocations recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.

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
Performance allocation compensation is recorded in the same period that the related performance allocations are recorded and can be reversed during periods when there is a reversal of performance allocations that were previously recorded. As of March 31, 2024 and December 31, 2023, the Company has $17.1 million and $22.8 million of accrued performance allocation compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company did not adopt any new accounting standards during the three months ended March 31, 2024.
    The FASB did not issue any other ASUs during the first three months of 2024 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(Dollars in millions)	2024	2023
Land	$1,273.9	$1,328.3
Buildings	3,503.2	3,679.1
Building improvements	478.7	511.3
In-place lease values	253.7	276.4
	5,509.5	5,795.1
Less accumulated depreciation and amortization	(906.0)	(957.8)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,603.5	$4,837.3
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.1 years at March 31, 2024.
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
During the three months ended March 31, 2024, Kennedy Wilson did not acquire any consolidated properties.
    Gain on Sale of Real Estate, Net
During the three months ended March 31, 2024, Kennedy Wilson recognized gains on sale of real estate, net of $106.4 million. These gains were primarily due to (i) the Company's sale of the Shelbourne hotel located in Dublin, Ireland, resulting in a gain of $99.1 million; (ii) the sale of a building that is a part of a larger office park resulting in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.3 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
During the three months ended March 31, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $19.2 million from the sale of one non-core retail asset in Southern California, six non-core retail assets in the United Kingdom, one residential asset in Hawaii, and one non-core Ireland office asset. The gains on sale of real estate, net include an impairment loss of $6.2 million relating to non-core retail buildings in the United Kingdom and a non-core retail property in the Western United States that are being marketed for sale.
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
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at March 31, 2024:

(Dollars in millions)	Minimum
Rental Revenues(1)
2024 (remainder)	$81.3
2025	104.0
2026	101.6
2027	84.9
2028	67.9
Thereafter	164.6
Total	$604.3
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2024:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$817.2	$69.3	$253.9	$84.7	$175.6	$1,400.7
Ireland	312.6	149.8	—	5.3	—	467.7
United Kingdom	—	139.8	—	31.0	20.4	191.2
Total	$1,129.8	$358.9	$253.9	$121.0	$196.0	$2,059.6
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2023:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$820.9	$71.6	$253.0	$96.2	$156.2	$1,397.9
Ireland	313.8	158.7	—	5.4	—	477.9
United Kingdom	—	139.8	—	31.5	22.0	193.3
Total	$1,134.7	$370.1	$253.0	$133.1	$178.2	$2,069.1
    During the three months ended March 31, 2024, the change in unconsolidated investments primarily relates to $28.2 million of contributions to new and existing unconsolidated investments primarily for capital calls for development at Kona Village Resort and Cooper's Cross and new commingled fund in the Western United States, $16.7 million of distributions from unconsolidated investments, $6.7 million of losses from unconsolidated investments (which includes fair value movements), and a $14.0 million decrease related to other items, which primarily related to foreign exchange movements. Please see below for additional details.
    As of March 31, 2024 and December 31, 2023, $1,917.6 million and $1,927.0 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2024:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$8.7	$1.6	$1.8	$—	$—	$—	$0.2	$1.1	$10.7	$2.7
Ireland	2.0	—	0.9	—	—	—	—	—	2.9	—
United Kingdom	—	—	—	—	—	—	0.4	—	0.4	—
Total	$10.7	$1.6	$2.7	$—	$—	$—	$0.6	$1.1	$14.0	$2.7
    Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company. Investing distributions related to conversions of VHH properties from development to operating and the redemption of an interest in a hedge fund investment.
(Loss) Income from Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The following table presents (loss) income from unconsolidated investments recorded by Kennedy Wilson during the three and three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Income from unconsolidated investments - operating performance	$7.8	$14.0
Income from unconsolidated investments - fair value	1.9	2.4
Loss from unconsolidated investments - performance allocations	(16.4)	(10.7)
	$(6.7)	$5.7

During the three months ended March 31, 2024, the Company recorded fair value increases from non-cash fair value gains relating to the completion of a merger by the entity that holds the Company's ownership interest in Zonda. Zonda is a technology based real estate business that offers residential construction data providing insights and solutions for leaders in the home building industry. This fair value gain was offset by non-cash fair value losses on: (i) office properties in Western United States, Ireland and United Kingdom due to cap rate expansion and (ii) non-cash fair value losses on mortgage debt as previous non-cash fair value gains unwind as loans move closer to their respective maturity dates.

During the three months ended March 31, 2024, the Company recorded a $16.4 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to office properties in one of our Western United States commingled funds as described above.

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

Vintage Housing Holdings
    As of March 31, 2024 and December 31, 2023, the carrying value of the Company's investment in VHH was $285.0 million and $285.9 million, respectively. For the three months ended March 31, 2024 VHH had distributions of $3.8 million and equity income pickup of $3.2 million which, included $0.7 million relating to fair value adjustments.
Capital Commitments
    As of March 31, 2024, Kennedy Wilson had unfulfilled capital commitments totaling $178.2 million to eight of its unconsolidated joint ventures, including $64.5 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2024:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,917.6	$1,917.6
Net currency derivative contracts	—	(13.1)	—	(13.1)
Total	$—	$(13.1)	$1,917.6	$1,904.5
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,927.0	$1,927.0
Net currency derivative contracts	—	(23.7)	—	(23.7)
Total	$—	$(23.7)	$1,927.0	$1,903.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 72 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,803.0 million and $1,793.9 million at March 31, 2024 and December 31, 2023, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $114.6 million and $133.1 million at March 31, 2024 and December 31, 2023, respectively, which is included in unconsolidated investments on the accompanying consolidated balance sheets. See Note 4 for more information on the fluctuations for these investments.
    In estimating fair value of real estate held by the Funds and the 72 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Beginning balance	$1,927.0	$2,093.7
Unrealized and realized gains	39.4	56.6
Unrealized and realized losses	(51.0)	(56.4)
Contributions	27.9	50.7
Distributions	(13.0)	(30.1)
Foreign exchange	(12.0)	11.3
Other	(0.7)	(0.3)
Ending balance	$1,917.6	$2,125.5
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived estimated capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the three months ended March 31, 2024 and future periods.
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
The table below describes the range of unobservable inputs for real estate assets as of March 31, 2024:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.20%	6.50% — 9.70%
	Income approach - direct capitalization	4.30% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	4.50% — 9.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.6% to 9.3%.
    There is no active secondary market for the Company's development projects and no readily available market value given the uncertainty of the amount and timing of future cash flows. Accordingly, its determination of fair value of its development projects requires judgment and extensive use of estimates. Therefore, the Company typically uses investment cost

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2024, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
     Changes in fair value are recorded in other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging. Changes in fair value on hedges associated with investments that are held at fair value are recorded through principal co-investments within income from unconsolidated investments. The Company has elected to amortize the spot to forward difference ("forward points") to interest expense over the contractual life of the hedges. On hedges associated with fair value investments the forward point amortization to interest expense is recorded as a component of principal co-investments.
    The fair value of the currency derivative contracts held as of March 31, 2024 and December 31, 2023 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheets.
    The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2024 and the activity during the three months ended March 31, 2024.

(Dollars, Euros and British Pound Sterling in millions)			March 31, 2024		Three Months Ended March 31, 2024
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI Gains (Losses)		Income Statement Gains	Interest Expense	Cash Received
Outstanding
EUR	USD	€287.5	$4.4	$(12.9)	$0.2		$6.0	$1.1	$—
EUR(1)	GBP	€40.0	—	(1.2)	(0.8)		—	—	—
EUR(1)(2)	GBP	€475.0	—	—	7.8		—	—	—
GBP	USD	£475.0	11.3	(14.7)	3.7		0.5	0.4	—
Total Outstanding			15.7	(28.8)	10.9		6.5	1.5	—

Settled
GBP	USD		—	—	(0.2)		—	0.1	0.3
Total Settled			—	—	(0.2)		—	0.1	0.3
Total			$15.7	$(28.8)	$10.7	(3)	$6.5	$1.6	$0.3
(1) Hedge is held by KWE on its wholly-owned subsidiaries.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax expense of $0.8 million relating to activity for the three months ended March 31, 2024. Also excludes $0.7 million of hedge gains and $0.6 million of deferred tax expense that were reclassified out of other comprehensive income.

    The gains recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson. During the three months ended March 31, 2024, the Company reclassified a loss of $8.7 million from other comprehensive income to gain on sale of real estate relating to the sale of the Shelbourne hotel which consisted of $9.5 million loss associated with foreign currency translation adjustments and a $0.8 million gain on hedges that had been previously recognized to other comprehensive income.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the three months ended March 31, 2024, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $17.4 million. As of March 31, 2024, the Company has hedged 96% of the net asset carrying value of its euro denominated investments and 93% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $9.7 million for the three months ended March 31, 2024. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $2.3 million gain recorded in principal co-investments. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value losses of $2.9 million for the three months ended March 31, 2023. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $3.1 million loss through principal co-investments for the three months ended March 31, 2023.
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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums/discounts and any fair value adjustments as part of business combinations. The fair value as of March 31, 2024 and December 31, 2023 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.8 billion and $4.8 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.3 billion and $5.3 billion at March 31, 2024 and December 31, 2023, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
The global debt platform consists of two groups: our construction lending portfolio, which was established with the acquisition of pool of construction loans from Pacific Western Bank in the second quarter of 2023 and our bridge loan portfolio.
The construction lending portfolio has a current outstanding balance of $2.6 billion (Kennedy Wilson share of $126.0 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of March 31, 2024, we had unfulfilled capital commitments totaling $92.2 million to our loan portfolio.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Company has loan purchases and originations of $250.4 million and $247.2 million at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company had loan income of $8.1 million and $3.7 million, respectively. For the three months ended March 31, 2024, the Company recorded a $5.6 million credit loss reserve through other income with no comparable activity in the prior period. See Note 2 for more detail on CECL reserves.
NOTE 7—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	March 31, 2024	December 31, 2023
Straight line rent receivable	$42.8	$45.8
Interest rate caps and swaps	27.2	29.0
Goodwill	23.9	23.9
Hedge assets	15.7	13.3
Prepaid expenses	13.6	13.1
Deferred taxes, net	9.3	10.0
Right of use asset, net	8.7	8.9
Leasing commissions, net of accumulated amortization of $12.5 and $13.4 at March 31, 2024 and December 31, 2023, respectively	8.1	9.0
Furniture and equipment net of accumulated depreciation of $21.2 and $30.8 at March 31, 2024 and December 31, 2023, respectively	5.9	7.0
Above-market leases, net of accumulated amortization of $40.6 and $42.4 at March 31, 2024 and December 31, 2023, respectively	2.1	2.5
Other	25.1	25.0
Other Assets	$182.4	$187.5

Right of use asset, net

    The Company, as a lessee, has three office leases and two ground leases, which qualify as operating leases, with remaining lease terms of 2 to 235 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2024 (remainder)	$0.8
2025	1.0
2026	1.3
2027	1.4
2028	1.3
Thereafter	30.8
Total undiscounted rental payments	36.6
Less imputed interest	(28.0)
Right of use asset, net	$8.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2024 and December 31, 2023:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2024	December 31, 2023
Multifamily(1)	Western U.S.	$1,744.4	$1,711.0
Commercial(1)	United Kingdom	476.2	509.9
Commercial(1)	Ireland	329.8	337.8
Commercial	Western U.S.	199.0	258.2
Commercial	Spain	36.8	37.7
Mortgage debt (excluding loan fees)(1)		2,786.2	2,854.6
Unamortized loan fees		(13.1)	(13.7)
Total Mortgage Debt		$2,773.1	$2,840.9
(1) The mortgage debt balances include unamortized debt discount. Debt discount represents the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of March 31, 2024 and December 31, 2023 was $1.3 million and $1.0 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 5.18% per annum as of March 31, 2024 and 5.10% as of December 31, 2023. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.5% as of March 31, 2024 and December 31, 2023. Additionally, the Company has recorded fair value movements and interest expense savings as the value of the interest rate caps and swaps have increased with rising interest rates. See Interest Rate Caps and Swaps in Note 5 for more detail. As of March 31, 2024, 64% of Kennedy Wilson's property level debt was fixed rate, 33% was floating rate with interest caps and swaps and 3% was floating rate without interest caps and swaps, compared to 65% of Kennedy Wilson's consolidated property level debt was fixed rate, 35% was floating rate with interest caps and swaps and 0% was floating rate without interest caps and swaps, as of December 31, 2023. The weighted average strike price on caps and maturity of Kennedy Wilson's variable rate mortgage debt is 2.63% and approximately 1.4 years, respectively, as of March 31, 2024.
Mortgage Loan Transactions and Maturities
    During the three months ended March 31, 2024, the Company had one loan that was refinanced with a new loan and had two principal pay downs on debt facilities from proceeds from asset sales.
The Company is current on all payments (principal and interest) for its consolidated mortgages. As of March 31, 2024, the Company was in compliance with all of its covenants (financial and otherwise) that are contained in its consolidated mortgages other than with respect to one mortgage loan. The Company was out of compliance with an interest coverage covenant in one of its non-recourse mortgage loans, representing 1% of its total mortgage debt. The Company and Lender have agreed to terms, including, but not limited to, waiving the covenant upon the Company’s funding of approximately $1 million into an interest reserve account. The Company expects to have the waiver finalized during the second quarter of 2024.
    The aggregate maturities of mortgage loans as of March 31, 2024, including amortization and the effects of any extension options. In certain cases, extension options will only be granted after meeting certain lender loan covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Aggregate Maturities
2024 (remainder)(1)	$79.3
2025	172.0
2026	659.1
2027	349.5
2028	340.3
Thereafter	1,187.3
2,787.5
Unamortized debt discount	(1.3)
Unamortized loan fees	(13.1)
Total Mortgage Debt	$2,773.1
(1) The Company is actively negotiating loan extensions and refinances with lenders on these loans.
    As of March 31, 2024, except as discussed above, the Company was in compliance with all financial mortgage debt covenants.
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of March 31, 2024 and December 31, 2023:

(Dollars in millions)	March 31, 2024	December 31, 2023
Credit facility	$247.9	$150.4
Senior notes(1):
2029 Notes	601.5	601.5
2030 Notes	600.0	600.0
2031 Notes	601.6	601.6
KW unsecured debt	2,051.0	1,953.5
Unamortized loan fees	(18.5)	(19.2)
Total KW Unsecured Debt	$2,032.5	$1,934.3
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of March 31, 2024 and December 31, 2023 was $3.1 million and $3.1 million, respectively.

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
    The Second A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2024, the Company was in compliance with these covenants.
    As of March 31, 2024, the Second A&R Facility had $247.9 million outstanding with $252.1 million available to be drawn. The Company paid down the Second A&R Facility by $60.0 million in April 2024.
    The average outstanding borrowings under the Second A&R Facility was $211.3 million during the three months ended March 31, 2024.
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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2024, the maximum balance sheet leverage ratio was 1.28 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    As of March 31, 2024, the Company was in compliance with all financial covenants.
NOTE 10—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of March 31, 2024 and December 31, 2023:

(Dollars in millions)	March 31, 2024	December 31, 2023
KWE Euro Medium Term Note Programme(1)	$511.9	$523.3
Unamortized loan fees	(0.4)	(0.5)
Total KWE Unsecured Bonds	$511.5	$522.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of March 31, 2024 and December 31, 2023 was $0.9 million and $1.0 million, respectively.
    As of March 31, 2024, KWE has senior unsecured notes for an aggregate principal amount of approximately $512.8 million (based on March 31, 2024 rates) (€475 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $511.9 million, with an annual fixed coupon of 3.25% and mature in November 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2024, Kennedy Wilson recorded a gain of $7.0 million in other comprehensive income due to the weakening of the euro against the GBP during the period.
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
As of March 31, 2024, KWE was in compliance with these covenants.
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

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. During the three months ended March 31, 2024, the Company did not issue any shares under the ATM Program. The ATM program is available through the Company's current shelf registration which expires in March 2025 and the Company has $169.9 million of capacity remaining.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$10.9	$10.9	$7.9	$7.9
Common Stock(1)	33.1	34.1	33.4	35.6
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
    During the three months ended March 31, 2024 and 2023, Kennedy Wilson recognized $5.2 million and $7.1 million of compensation expense, respectively, related to the amortization of grant date fair values of restricted stock grants.
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
    During the three months ended March 31, 2024, Kennedy Wilson repurchased and retired 882,454 shares on the open market for $7.5 million under the previous stock repurchase program for an average price of $8.50 per share. During the three months ended March 31, 2023, Kennedy Wilson did not repurchase any shares under the stock repurchase program. There is $115.3 million remaining under the stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The restricted shares that vested during three months ended March 31, 2024 and 2023 were net-share settled. The total shares withheld during the three months ended March 31, 2024 and 2023 were 129,011 shares and 1,046,430 shares, respectively. During the three months ended March 31, 2024 and 2023, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $1.6 million and $13.4 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of taxes from December 31, 2023 to March 31, 2024:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2023	$(125.7)	$76.5	$3.2	$(46.0)
Unrealized (losses) gains, arising during the period	(17.6)	10.6	—	(7.0)
Deferred taxes on unrealized losses (gains), arising during the period	0.2	(0.8)	—	(0.6)
Amounts reclassified out of AOCI during the period, gross	9.5	(0.7)	—	8.8
Amounts reclassified out of AOCI during the period, tax	(4.2)	0.6	—	(3.6)
Noncontrolling interests	0.1	—	—	0.1
Balance at March 31, 2024	$(137.7)	$86.2	$3.2	$(48.3)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2024	2023
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$26.9	$(40.8)

Weighted average shares outstanding for basic	138,472,579	137,949,018
Basic earnings (loss) per basic share	$0.19	$(0.30)
Weighted average shares outstanding for diluted(1)	138,628,139	137,949,018
Diluted earnings (loss) per diluted share	$0.19	$(0.30)
(1)For the three months ended March 31, 2024 and 2023, a total of 40,103,280 and 16,253,806 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
•Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets, including loans secured by real estate, through the commingled funds and joint ventures that it manages; and (ii) the fees (including, without limitation, asset management fees and construction management fees); and (iii) performance allocations. The Company typically owns a 5-50% ownership interest in the assets in its Co-Investment Portfolio.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Co-Investment Portfolio
     Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations. The Company utilizes different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
The following tables summarize income activity by segment and corporate for the three months ended March 31, 2024 and 2023 and balance sheet data as of March 31, 2024 and December 31, 2023:

	Three Months Ended March 31, 2024

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$97.4	$—	$—	$97.4
Hotel	9.3	—	—	9.3
Investment management fees	—	21.3	—	21.3
Loans	—	8.1	—	8.1
Other	—	—	0.3	0.3
Total revenue	106.7	29.4	0.3	136.4

(Loss) income from unconsolidated investments
Principal co-investments	—	9.7	—	9.7
Performance allocations	—	(16.4)	—	(16.4)
Total loss from unconsolidated investments	—	(6.7)	—	(6.7)

Gain on sale of real estate, net	106.4	—	—	106.4

Expenses
Rental	37.2	—	—	37.2
Hotel	7.6	—	—	7.6
Compensation and related	9.7	8.1	9.8	27.6
Performance allocation compensation	—	(5.5)	—	(5.5)
General and administrative	3.8	2.9	1.6	8.3
Depreciation and amortization	38.9	—	—	38.9
Total expenses	97.2	5.5	11.4	114.1
Interest expense	(39.9)	—	(24.8)	(64.7)
Gain on extinguishment of debt	0.3	—	—	0.3
Other income	2.7	2.4	1.7	6.8
Provision for income taxes	(12.2)	—	(14.5)	(26.7)
Net income (loss)	66.8	19.6	(48.7)	37.7
Net loss attributable to noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(10.9)	(10.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$66.9	$19.6	$(59.6)	$26.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	10.6	—	—	10.6
Investment management fees	—	11.0	—	11.0
Loans	—	3.7	—	3.7
Other	—	—	0.3	0.3
Total revenue	117.2	14.7	0.3	132.2

Income (loss) from unconsolidated investments
Principal co-investments	—	16.4	—	16.4
Performance allocations	—	(10.7)	—	(10.7)
Income from unconsolidated investments	—	5.7	—	5.7

Gain on sale of real estate, net	19.2	—	—	19.2

Expenses
Rental	36.6	—	—	36.6
Hotel	7.9	—	—	7.9
Compensation and related	9.8	8.4	12.4	30.6
Performance allocation compensation	—	1.6	—	1.6
General and administrative	3.6	3.2	1.6	8.4
Depreciation and amortization	39.4	—	—	39.4
Total expenses	97.3	13.2	14.0	124.5
Interest expense	(37.2)	—	(25.1)	(62.3)
Gain on extinguishment of debt	0.1	—	—	0.1
Other loss	(1.0)	—	(2.0)	(3.0)
(Provision for) benefit from income taxes	(1.8)	—	5.7	3.9
Net (loss) income	(0.8)	7.2	(35.1)	(28.7)
Net income attributable to noncontrolling interests	(4.2)	—	—	(4.2)
Preferred dividends	—	—	(7.9)	(7.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.0)	$7.2	$(43.0)	$(40.8)

(Dollars in millions)	March 31, 2024	December 31, 2023
Total assets
Consolidated	$5,160.5	$5,196.3
Co-investment	2,310.0	2,316.3
Corporate	209.8	199.5
Total assets	$7,680.3	$7,712.1

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
    During the three months ended March 31, 2024, the Company generated pre-tax book income of $64.4 million related to its global operations and recorded a tax provision of $26.7 million. The tax expense for the period is above the U.S. statutory tax rate. Significant items impacting the quarterly tax provision include: increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE and tax charges associated with non-deductible executive compensation under IRC Section 162(m). During the period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy European real estate assets increased as a result of KWE realizing higher taxable income than book income on the disposition of real estate and impairment losses not recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of March 31, 2024 and December 31, 2023; consolidating statements of operations for the three months ended March 31, 2024 and 2023, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2024 or 2023.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$53.6	$125.5	$362.8	$—	$541.9
Accounts receivable	—	0.8	21.5	20.2	—	42.5
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,494.0	3,109.5	—	4,603.5
Unconsolidated investments	—	13.7	660.0	1,385.9	—	2,059.6
Investments in and advances to consolidated subsidiaries	1,787.0	3,985.7	2,539.6	—	(8,312.3)	—
Loan purchases and originations, net of allowance for credit losses	—	0.7	218.1	31.6	—	250.4
Other assets	—	62.3	50.9	69.2	—	182.4
Total assets	$1,787.0	$4,116.8	$5,109.6	$4,979.2	$(8,312.3)	$7,680.3

Liabilities and equity
Liabilities
Accounts payable	$—	$0.9	$5.9	$8.7	$—	$15.5
Accrued expenses and other liabilities	44.4	296.4	110.3	111.7	—	562.8
Mortgage debt	—	—	1,007.7	1,765.4	—	2,773.1
KW unsecured debt	—	2,032.5	—	—	—	2,032.5
KWE unsecured bonds	—	—	—	511.5	—	511.5
Total liabilities	44.4	2,329.8	1,123.9	2,397.3	—	5,895.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,742.6	1,787.0	3,985.7	2,539.6	(8,312.3)	1,742.6
Noncontrolling interests	—	—	—	42.3	—	42.3
Total equity	1,742.6	1,787.0	3,985.7	2,581.9	(8,312.3)	1,784.9
Total liabilities and equity	$1,787.0	$4,116.8	$5,109.6	$4,979.2	$(8,312.3)	$7,680.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$73.3	$99.4	$141.0	$—	$313.7
Accounts receivable	—	0.9	22.0	34.4	—	57.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,522.3	3,315.0	—	4,837.3
Unconsolidated investments	—	14.6	652.0	1,402.5	—	2,069.1
Investments in and advances to consolidated subsidiaries	1,800.4	3,938.2	2,511.6	—	(8,250.2)	—
Loan purchases and originations, net of allowance for credit losses	—	0.7	214.8	31.7	—	247.2
Other assets	—	59.4	51.6	76.5	—	187.5
Total assets	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Liabilities
Accounts payable	$—	$0.5	$6.0	$11.4	$—	17.9
Accrued expense and other liabilities	45.3	351.9	91.5	109.1	—	597.8
Mortgage debt	—	—	1,038.0	1,802.9	—	2,840.9
KW unsecured debt	—	1,934.3	—	—	—	1,934.3
KWE unsecured bonds		—	—	522.8	—	522.8
Total liabilities	45.3	2,286.7	1,135.5	2,446.2	—	5,913.7

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,755.1	1,800.4	3,938.2	2,511.6	(8,250.2)	1,755.1
Noncontrolling interests	—	—	—	43.3	—	43.3
Total equity	1,755.1	1,800.4	3,938.2	2,554.9	(8,250.2)	1,798.4
Total liabilities and equity	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$62.9	$73.5	$—	$136.4

Income (loss) from unconsolidated investments	—	0.3	(10.0)	3.0	—	(6.7)

Gain on sale of real estate, net	—	0.8	21.6	84.0	—	106.4

Total expenses	5.2	14.8	37.1	57.0	—	114.1

Income from consolidated subsidiaries	42.8	86.1	65.4	—	(194.3)	—
Interest expense	—	(24.8)	(10.7)	(29.2)	—	(64.7)
Gain on early extinguishment of debt	—	—	0.3	—	—	0.3
Other income (loss)	0.1	9.6	(6.1)	3.2	—	6.8
Income before provision for income taxes	37.7	57.2	86.3	77.5	(194.3)	64.4
Provision for income taxes	—	(14.4)	(0.2)	(12.1)	—	(26.7)
Net income	37.7	42.8	86.1	65.4	(194.3)	37.7
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(10.9)	—	—	—	—	(10.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$26.8	$42.8	$86.1	$65.5	$(194.3)	$26.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$56.4	$75.7	$—	$132.2

(Loss ) income from unconsolidated investments	—	—	(26.9)	32.6	—	5.7

Gain on sale of real estate, net	—	—	3.7	15.5	—	19.2

Total expenses	7.6	17.0	44.0	55.9	—	124.5

(Loss) income from consolidated subsidiaries	(21.2)	17.3	37.5	—	(33.6)	—
Interest expense	—	(25.2)	(10.8)	(26.3)	—	(62.3)
(Loss) gain on early extinguishment of debt	—	—	(0.5)	0.6	—	0.1
Other income (loss)	0.1	(2.1)	0.9	(1.9)	—	(3.0)
(Loss) income before benefit from (provision for) income taxes	(28.7)	(26.9)	16.3	40.3	(33.6)	(32.6)
Benefit from (provision for) income taxes	—	5.7	1.0	(2.8)	—	3.9
Net (loss) income	(28.7)	(21.2)	17.3	37.5	(33.6)	(28.7)
Net income attributable to the noncontrolling interests	—	—	—	(4.2)	—	(4.2)
Preferred dividends	(7.9)	—	—	—	—	(7.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(36.6)	$(21.2)	$17.3	$33.3	$(33.6)	$(40.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 16—SUBSEQUENT EVENTS
Subsequent to March 31, 2024, the Company repaid $60 million on its revolving line of credit. The company has an outstanding balance of $187.9 million with $312.1 million available to draw.

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

Year to Date Highlights

•For the three months ended March 31, 2024, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $26.9 million as compared to a net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $40.8 million for the same period in 2023. For the three months ended March 31, 2024 we had Adjusted EBITDA of $203.2 million as compared to $90.9 million for the same period in 2023. The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to gain on sale of real estate generated from the sale of the Shelbourne hotel and an office building that is part of an office park in Issaquah, Washington. There were additional increases in interest income and recurring management fees earned on our debt platform due to the acquisition of the construction loan platform in second quarter of 2023. These increases were offset by lower non-cash fair value gains and performance allocation reversals during the three months ended March 31, 2024 as compared to the prior period.

•In our Co-Investment portfolio, we had $7.8 million of realized operating results and recorded non-cash fair value gains of $1.9 million and unrealized performance allocation declines of $16.4 million during the three months ended March 31, 2024 as compared to $14.0 million of realized operating performance and $2.4 million of non-cash fair value gains and unrealized performance allocation decreases of $10.7 million during the same period in 2023. We had a $15.3 million non-cash fair value gain on our investment in Zonda which closed a merger transaction in the quarter. We had fair value losses and performance allocation write downs relating to cap rate expansion on office properties in the Western United States, Ireland and United Kingdom. These declines lead to the reversal of previously accrued performance allocations in our commingled funds. Operating results declined due to losses at our hotel in Kona, Hawaii as it works towards stabilizing occupancy. The hotel was not in service in the first quarter of 2023 and any costs associated with the property were capitalized as it was still under development during such period.
Company Overview

We are a global real estate investment company that (i) invests in, owns, operates and develops high-quality real estate and real estate-related assets, with a focus on multifamily properties (both market rate and affordable units) and industrial properties and (ii) originates and manages real estate loans, which consists primarily of real estate construction loans secured by high-quality multifamily and student housing properties that are being developed by high-quality institutional sponsors throughout the United States. Our investment activities are conducted both, on our own and through our investment management platform, across growing markets in the Western United States, the United Kingdom and Ireland with the objective of generating strong long-term risk-adjusted returns for our shareholders and partners. Our growing investment management platform generated a total of $21.3 million of investment management fees during the quarter ended March 31, 2024, which represents a growth of 94% quarter-over-quarter. For the three months ended March 31, 2024, our 250 employees, managed a total of $24.5 billion of Real Estate Assets Under Management ("AUM"), which includes 38,282 multifamily units (including 4,112 market rate and affordable rate units under lease up or in process of being developed and 10,367 stabilized affordable and/or age-restricted units in our growing Vintage Housing Holdings ("VHH" platform), 11.5 million industrial square feet, $5.1 billion of real estate debt under our global debt platform, 10.8 million office square feet and 2.9 million retail square feet (including 2.5 million square feet under lease up or in process of being developed), and $1.5 billion of development and residential and other.

As of March 31, 2024, the $23.0 billion of operating properties within our AUM produced total revenue of $473.0 million (KW's share of which was $187.3 million) for the three months ended March 31, 2024 compared to $20.2 billion of operating properties with total revenue of $373.9 million (KW's share of which was $178.1 million) during the same period in 2023. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Spain, also managed the consummation of $94.2 million of gross acquisitions (KW share of 7.6%) and originated $719 million of construction loans (KW share of 2.5%) which will fund at future dates and funded $210 million (KW share of 5%) on previously originated loans. We had $356.9 million of gross dispositions and $56.5 million of loan repayments (KW's ownership interest of 97.0% and 5%) during the three months ended March 31, 2024.

Our global real estate portfolio is primarily comprised of multifamily communities (62%), commercial properties (31%), loans (7%) and hotel (-1%) based upon our share of NOI. The Western United States represents 64% of our portfolio, with a focus on the Mountain West region, our largest global region which includes our investments in Idaho, Utah, Nevada, Arizona, and New Mexico. We also invest in the Pacific Northwest, including the state of Washington, and Northern and Southern California. In Europe, our portfolio is focused in Ireland (20% of total NOI) and the United Kingdom (13% of total NOI). NOI amounts above exclude estimated NOI from our development properties which will increase our NOI as construction is completed and they are leased up. Please refer to the Development and Redevelopment section for more detail on the development pipeline and status of projects.

Our business is comprised of two segments.

Our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office and retail properties, and one hotel. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees. As of March 31, 2024, our fee-bearing capital was $8.6 billion and we recognized $21.3 million in base investment management fees and a write down of $16.4 million of performance allocations (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment) during the three months ended March 31, 2024. We generally invest our own capital alongside our equity partners in these joint ventures and commingled funds that we manage.
The table below details key metrics of the Consolidated and Co-Investment portfolios as of March 31, 2024:

	Consolidated	Co-Investments
AUM (billions)(1)	$10.6	$13.9
Multifamily units - market rate(1)	10,192	16,119
Multifamily units - affordable(1)	—	11,971
Office feet square feet (millions)(1)	4.3	6.5
Industrial square feet (millions)(1)	—	11.5
Retail square feet (millions)(1)	1.4	1.5
Hotels(1)	—	1
Real estate debt investments- 100% (billions)	$—	$5.1
Real estate debt investments - KW share (millions)	$—	$271.0
(1)Includes amounts for properties that are stabilized, under development and unstabilized.
In our Co-Investment Portfolio, 93% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-Investment Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $84.0 million over the next two years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flows from investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.
Investment Approach
    The following is our investment approach:
•Identify countries and markets with an attractive investment landscape
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community

•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, either on our own or through investment management platform with strategic partners
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
    In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2024 dating back to 2020.

	Three Months Ended March 31,
($ in millions, except fee bearing capital and AUM which $ in billions)	2024	2023	2022	2021	2020
GAAP
Revenues	$136.4	$132.2	$124.7	$99.4	$123.3
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	26.9	(40.8)	34.8	(5.6)	(9.9)
Basic earnings (loss) per share of common stock	0.19	(0.30)	0.25	(0.04)	(0.07)
Diluted earnings (loss) per share of common stock	0.19	(0.30)	0.24	(0.04)	(0.07)
Non-GAAP(1)
Adjusted EBITDA	$203.2	$90.9	$160.1	$127.6	$112.0
% change	124%	(43)%	25%	14%	—%
Adjusted Net Income	$70.5	$5.3	$85.4	$47.0	$44.8
Adjusted Net Income percentage change	1,230%	(94)%	82%	5%	—%
Non-cash fair value gains (losses)	$1.9	$2.4	$56.6	$5.3	$(1.9)
Non-cash performance allocations	$(16.4)	$(10.7)	$27.2	$(0.4)	$(1.0)
Consolidated NOI	$59.7	$70.8	$69.4	$53.2	$70.3
% change	(16)%	2%	30%	(24)%	—%
JV NOI	$44.2	$41.5	$38.7	$26.4	$29.9
% change	7%	7%	47%	(12)%	—%
Fee-bearing capital	$8.6	$6.0	$5.3	$4.1	$3.3
% change	43%	13%	29%	24%	—%
AUM	$24.5	$22.8	$20.5	$19.7	$16.2
% change	7%	11%	4%	22%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of March 31, 2024 and as of December 31, 2023 through 2020:

	March 31,	December 31,
(in millions)	2024	2023	2022	2021	2020
Cash and cash equivalents	$541.9	$313.7	$439.3	$524.8	$965.1
Total assets	7,680.3	7,712.1	8,271.8	7,876.5	7,329.0
Mortgage debt	2,773.1	2,840.9	3,018.0	2,959.8	2,589.8
KW unsecured debt	2,032.5	1,934.3	2,062.6	1,852.3	1,332.2
KWE unsecured bonds	511.5	522.8	506.4	622.8	1,172.5
Kennedy Wilson equity	1,742.6	1,755.1	1,964.0	1,777.6	1,644.5
Noncontrolling interests	42.3	43.3	46.4	26.3	28.2
Total equity	1,784.9	1,798.4	2,010.4	1,803.9	1,672.7
Common shares outstanding	138.1	138.7	137.8	138.0	141.4

The following table shows the historical U.S. federal income tax treatment of Company’s common stock dividend for the years ended December 31, 2023 through 2019:

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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership in our Co-Investment Portfolio assets of 40% as of March 31, 2024.
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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of March 31, 2024 and December 31, 2023. This table does not include amounts from our corporate segment such as corporate cash and the KWI Notes.

($ in millions)	March 31, 2024	December 31, 2023
Cash(1)	$407.6	$184.2
Real estate	4,603.5	4,837.3
Accounts receivable and other assets	124.1	146.1
Total Assets	$5,135.2	$5,167.6

Accounts payable, accrued expenses and other liabilities	144.8	154.3
Mortgage debt	2,773.1	2,840.9
KWE bonds	511.5	522.8
Total Liabilities	3,429.4	3,518.0

Equity	$1,705.8	$1,649.6
(1)Excludes $134.3 million and $129.5 million as of March 31, 2024 and December 31, 2023 of corporate non-property level cash.
Co-Investment Portfolio
    Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds, joint ventures and platforms that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) performance allocations. We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 93%), at our share of the underlying investments as of March 31, 2024 and December 31, 2023. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	March 31, 2024	December 31, 2023
Cash	$101.0	$94.8
Real estate	4,554.9	4,619.7
Loans	262.4	259.3
Accounts receivable and other assets	261.4	227.3
Total Assets	$5,179.7	$5,201.1

Accounts payable and accrued expenses	137.0	125.0
Mortgage debt	2,732.7	2,759.8
Total Liabilities	2,869.7	2,884.8

Equity	$2,310.0	$2,316.3
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees and performance allocations, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of March 31, 2024, our weighted average ownership interest in the various joint ventures that we manage was 45%.
Commingled funds
    We currently have investments in four closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our three U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of March 31, 2024, our weighted average ownership interest in the commingled funds that we manage was 13%.
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
Our global multifamily portfolio has 38,282 units as of March 31, 2024, consisting of 34,170 stabilized units and 4,112 units that are undergoing lease up or are in the process of being developed.
    As of March 31, 2024, we hold ownership interests in 152 assets that include 10,192 consolidated market rate multifamily apartment units, 16,119 market rate units within our Co-Investment Portfolio and 11,971 affordable units in our VHH platform. The unit counts above include units that are unstabilized and undergoing development. Our largest Western United States multifamily regions are the Mountain West region (which includes our investments in Idaho, Utah, Nevada, Arizona and New Mexico) and the Pacific Northwest (primarily the state of Washington). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.
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

We hold an approximate 50% interest in VHH which acts as the general partner (developer/asset manager) of 57 affordable housing projects totaling 11,971 units (including 14 investments held without a tax credit investor (“tax credit limited partner”), and 43 investments held with a tax credit limited partner). Included in the portfolio are 10,367 operating units and 1,604 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted of a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

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

During the three months ended March 31, 2024, we received $2.4 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $64.0 million of proceeds from VHH, including $10.3 million from recurring monthly distributions, $5.4 million from paid developer fees at conversion and $48.2 million from sales and refinancings.

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

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of March 31, 2024 we have contributed an additional $157.6 million into VHH and have received $357.3 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $285.0 million as of March 31, 2024. Since our acquisition in 2015, we have recorded $320.6 million worth of fair value gains on our investment in VHH, including $0.7 million during the three months ended March 31, 2024.

The value of our investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 6.25% - 7.20% with discount rates ranging from 8.75% - 9.70%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the three months ended March 31, 2024, the various valuation methodologies produced results that are within a 5% range.
    Commercial
Our industrial portfolio is a key focus for new investments in our Co-Investment portfolio. Our current industrial portfolio consists mainly of last mile distribution centers located in the United Kingdom, Ireland and the Mountain West and Northern California regions of the United States.
    In our Consolidated Portfolio our office assets are typically large high-quality properties with high replacement costs. For office properties in our Co-Investment portfolio, we have a range of assets from suburban offices to office buildings located in central business districts of major cities. Some of our offices consist of flex space for medical lab work or light industrial use and many of our offices focus on tenants in the tech sector.
    Our retail portfolio consists of suburban shopping centers with assets in the United Kingdom as well as Dublin, Madrid and Western United States.
    As of March 31, 2024, we hold investments in 53 office properties totaling over 10.8 million square feet, 116 industrial properties totaling 11.5 million square feet and 12 retail properties totaling 2.9 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.3 million square feet of office space and 1.4 million square feet of retail space. Our Co-Investment Portfolio has 6.5 million square feet of office space, 11.5 million square feet of industrial space and 1.5 million square feet of retail space. Please also see Other Items below for a discussion of certain commercial investments.

    Real Estate Debt
     We have a global debt platform with multiple partners that has a total current capacity of $12.1 billion with $7.3 billion currently invested or committed to future fundings as of March 31, 2024. Our global debt platform, which includes partners across insurance and sovereign wealth funds, invests across the entire real estate debt capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global debt platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
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

    As of March 31, 2024, we held interests in 109 loans, 78% that have floating interest rates, located in the United States and the United Kingdom, with an average interest rate to Kennedy Wilson of 8.4% per annum and an unpaid principal balance ("UPB") of $5.1 billion of real estate debt (of which our share was a UPB of $271.0 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of March 31, 2024, our loans had unfulfilled capital commitments totaling $2.3 billion (our share of which was $92.2 million). In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.

    As a result of market conditions, we expect more opportunities to arise in acquiring loan portfolios at a discount from their contractual balance due. We underwrite such loan portfolios based on the value of the underlying real estate collateral. Due to the discounted purchase price for such loans, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Due to certain prevailing market conditions or other circumstance on a case by case basis, we have and may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all options of recouping our loan investments including, without limitation, pursuing a foreclosure action to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. We have three loans out of the 109 loans in our global debt platform with a $16.0 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.

Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of March 31, 2024, we have 1,106 multifamily units we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $281.0 million (approximately 80% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.
Residential, Hotel and Other
    In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels for which we may pursue entitlement activities or, in some cases, development or re-development opportunities.
    We have a minority ownership interest in Zonda, a technology based real estate business that offers residential construction data providing insights and solutions for leaders in the home building industry. We account for our ownership interest at fair value and it is included within our unconsolidated investments.
This group also includes our investment in liquid non-real estate investments which include investment funds that hold marketable securities and private equity investments.
    As of March 31, 2024, we held 11 investments that are primarily comprised of 1,069 acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. As of March 31, 2024, these investments had a gross asset value of $222.7 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.
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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the three months ended March 31, 2024 and future periods.

    As of March 31, 2024, $1.9 billion or 100% of our investments in our Co-Investment Portfolio (25% of total assets) were held at estimated fair value. As of March 31, 2024, there were cumulative fair value gains on investments held of $314.6 million, which comprises 16% of the $1.9 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $320.5 million of the $314.6 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the three months ended March 31, 2024, we recorded $1.9 million and $16.4 million, respectively, of net non-cash fair value gains and write downs of performance allocations on Co-Investment portfolio investments.

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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 6.25% - 7.20% with discount rates ranging from 8.75% - 9.70%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the three months ended March 31, 2024, the various valuation methodologies produced results that are within a 5% range.

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.00% —7.20%	6.50% — 9.70%
	Income approach - direct capitalization	4.30% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	4.50% — 9.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.6% to 9.3%.

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
    The table below details the changes in the Company's AUM for the three months ended March 31, 2024:

(in millions)	December 31, 2023	Increases	Decreases	March 31, 2024
AUM	$24,542.9	$487.7	$(514.3)	$24,516.3
    AUM decreased 0.1% to approximately $24.5 billion as of March 31, 2024. The decrease is due to asset sales. These decreases were offset by capital contributions on investments and fundings in our debt platform.
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

Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31, 2024
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$97.4	$—	$—	$97.4
Hotel	9.3	—	—	9.3
Investment management fees	—	21.3	—	21.3
Loans	—	8.1	—	8.1
Other	—	—	0.3	0.3
Total revenue	106.7	29.4	0.3	136.4
Income (loss) from unconsolidated investments
Principal co-investments	—	9.7	—	9.7
Performance allocations	—	(16.4)	—	(16.4)
Loss from unconsolidated investments	—	(6.7)	—	(6.7)

Gain on sale of real estate, net	106.4	—	—	106.4

Expenses
Rental	37.2	—	—	37.2
Hotel	7.6	—	—	7.6
Compensation and related	9.7	8.1	9.8	27.6
Performance allocation compensation	—	(5.5)	—	(5.5)
General and administrative	3.8	2.9	1.6	8.3
Depreciation and amortization	38.9	—	—	38.9
Total expenses	97.2	5.5	11.4	114.1
Interest expense	(39.9)	—	(24.8)	(64.7)
Gain on early extinguishment of debt	0.3	—	—	0.3
Other income	2.7	2.4	1.7	6.8
Provision for income taxes	(12.2)	—	(14.5)	(26.7)
Net income (loss)	66.8	19.6	(48.7)	37.7
Net loss attributable to the noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(10.9)	(10.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	66.9	19.6	(59.6)	26.9
Add back (less):
Interest expense	39.9	—	24.8	64.7
Gain on early extinguishment of debt	(0.3)	—	—	(0.3)
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	31.1	—	31.1
Depreciation and amortization	38.9	—	—	38.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.9	—	0.9
Provision for income taxes	12.2	—	14.5	26.7
Kennedy Wilson's share of income taxes included in unconsolidated investments	—	0.2	—	0.2
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(2.0)	—	—	(2.0)
Preferred dividends	—	—	10.9	10.9
Share-based compensation	—	—	5.2	5.2
Adjusted EBITDA(1)	$155.4	$52.0	$(4.2)	$203.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	10.6	—	—	10.6
Investment management fees	—	11.0	—	11.0
Loan	—	3.7	—	3.7
Other	—	—	0.3	0.3
Total revenue	117.2	14.7	0.3	132.2
Income (loss) from unconsolidated investments
Principal co-investments	—	16.4	—	16.4
Performance allocations	—	(10.7)	—	(10.7)
Income from unconsolidated investments	—	5.7	—	5.7

Gain on sale of real estate, net	19.2	—	—	19.2

Expenses
Rental	36.6	—	—	36.6
Hotel	7.9	—	—	7.9
Compensation and related	9.8	8.4	12.4	30.6
Performance allocation compensation	—	1.6	—	1.6
General and administrative	3.6	3.2	1.6	8.4
Depreciation expense	39.4	—	—	39.4
Total expenses	97.3	13.2	14.0	124.5
Interest expense	(37.2)	—	(25.1)	(62.3)
Gain on early extinguishment of debt	0.1	—	—	0.1
Other loss	(1.0)	—	(2.0)	(3.0)
(Provision for) benefit from income taxes	(1.8)	—	5.7	3.9
Net (loss) income	(0.8)	7.2	(35.1)	(28.7)
Net income attributable to the noncontrolling interests	(4.2)	—	—	(4.2)
Preferred dividends	—	—	(7.9)	(7.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(5.0)	7.2	(43.0)	(40.8)
Add back (less):
Interest expense	37.2	—	25.1	62.3
Gain on early extinguishment of debt	(0.1)	—	—	(0.1)
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	19.8	—	19.8
Depreciation and amortization	39.4	—	—	39.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Provision for (benefit from) income taxes	1.8	—	(5.7)	(3.9)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.2	—	0.2
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Preferred dividends	—	—	7.9	7.9
Share-based compensation	—	—	7.1	7.1
Adjusted EBITDA(1)	$71.4	$28.1	$(8.6)	$90.9
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net income (loss) to common shareholders was income of $26.9 million and loss of $40.8 million for the three months ended March 31, 2024 and 2023, respectively.
    Adjusted EBITDA was $203.2 million and $90.9 million for the three months ended March 31, 2024 and 2023, respectively.

    The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to the gains on sale of real estate that were generated from the sale of the Shelbourne hotel and an office building that is part of a larger office park in Issaquah, Washington. There were additional increases in interest income and recurring fees earned on our debt platform due to the acquisition of the construction loan platform in second quarter of 2023. These increases were offset by higher non-cash performance allocation reversals during the three months ended March 31, 2024 as compared to the prior period.

Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. However, this was offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) that the Company put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.5%, which reflects an approximate 60 basis point savings over contractual interest rates.
    Operational Highlights
    Same store property highlights for the three months ended March 31, 2024 include:
•For our 18,005 same property multifamily units for the three months ended March 31, 2024 as compared to the prior period:
◦occupancy remained flat at 93.9%
◦net operating income (net effective) increased by 2.4%
◦total revenues increased by 3.0%
•For 3.9 million square feet of same property office real estate for the three months ended March 31, 2024 as compared to the prior period:
◦occupancy decreased to 93.5% from 93.9%
◦net operating income (net effective) increased by 0.3%
◦total revenues increased by 1.0%
•Investment Transactions
◦Consolidated Portfolio:
▪(i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building that is part of a larger office park which resulted in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.3 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
◦Co-Investment Portfolio:
▪Completed $94 million in gross real estate acquisitions, including $90 million invested in two multifamily properties in the Pacific Northwest. In total, the Company had a 8% ownership interest.
▪Originated $719 million in new construction loans, completed $210 million in additional fundings on existing loans, and realized $56 million in repayments.

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

	Three Months Ended March 31, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.2)	—%	$—	—%	$(0.2)	—%
Net (loss) income	1.6	6%	1.3	4%	2.9	10%
Adjusted EBITDA	1.4	1%	1.2	—%	2.6	1%

	Three Months Ended March 31, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.2	—%	$—	—%	$0.2	—%
Net (loss) income	(1.7)	(4)%	4.8	12%	3.1	8%
Adjusted EBITDA	(1.5)	(1)%	4.8	5%	3.3	4%
    Consolidated Portfolio Segment
    Rental income decreased to $97.4 million for the three months ended March 31, 2024 as compared to $106.6 million for the same period in 2023. The $9.2 million decrease is primarily due to asset sales primarily of non-core assets in Europe and Western United States and deconsolidations of previously consolidated multifamily properties in the prior year due to sale of equity interests to strategic partners and the Company no longer having control of the investment.
    Hotel income was $9.3 million for the three months ended March 31, 2024 as compared to $10.6 million for the same period in 2023. The $1.3 million decrease is primarily due to lower occupancy and decreased food and beverage revenue also due to lower occupancy at the Shelbourne Hotel during the three months ended March 31, 2024 as compared to the same period of the prior year. On March 27, 2024, we sold the Shelbourne Hotel which comprised the total amount that was recorded to consolidated hotel income.
Gain on sale of real estate, net was $106.4 million for the three months ended March 31, 2024 compared to $19.2 million during the same period in 2023. The gain recognized during the three months ended March 31, 2024 relates to the sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building that is part of a larger office park which resulted in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.3 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period. The gains recognized during the three months ended March 31, 2023 relates to non-core retail assets in the United Kingdom and Western United States and a multifamily property in the Western United States.
    Rental expenses increased to $37.2 million for the three months ended March 31, 2024 as compared to $36.6 million for the three months ended March 31, 2023. The increase is due to inflationary increases on items like payroll, utilities and insurance.
    Hotel expenses decreased to $7.6 million for the three months ended March 31, 2024 as compared to $7.9 million for the three months ended March 31, 2023 primarily due to decreased level of activity at the Shelbourne Hotel during 2024 as described above. As discussed above we sold the Shelbourne Hotel on March 27, 2024.
    Compensation expense was $9.7 million for the three months ended March 31, 2024 as compared to $9.8 million for the three months ended March 31, 2023.
General and administrative expenses were $3.8 million for the three months ended March 31, 2024 as compared to $3.6 million for the three months ended March 31, 2023. There was a higher allocation of corporate expenses to the Consolidated segment in the current period due to higher gains on sale and lower fair value gains in the Co-Investment Portfolio.
Depreciation and amortization decreased to $38.9 million during the three months ended March 31, 2024 as compared to $39.4 million for the three months ended March 31, 2023 as a result of the Company being a net seller of assets over the last year.
    Interest expense was $39.9 million for the three months ended March 31, 2024 as compared to $37.2 million for the same period in 2023. The increase is due to increases in market interest rates. The increase was offset by $4.9 million that we received on interest rate derivative contracts that paid out during the three months ended March 31, 2024 and increases in fair value of interest rate derivatives recorded to other income which is discussed below.

Other income was $2.7 million for the three months ended March 31, 2024 as compared to other loss of $1.0 million for the three months ended March 31, 2023. We had mark to market fair value increases of $3.4 million on the Company's undesignated interest rate caps and swap contracts for the three months ended March 31, 2024 as compared to $1.8 million loss in the prior period. The current period has higher fair value increases as fluctuations in market interest rates primarily due to the delay of interest rate cuts by the Federal Reserve. We have entered into these undesignated contracts to hedge against rising interest rates.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the three months ended March 31, 2024, we had fees recorded through revenues of $21.3 million as compared to $11.0 million from the same period in 2023. During the three months ended March 31, 2024, the increase primarily related to a $7.1 million of origination fees that we earned from our partners on the origination of construction loans in the current period. We also had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of our global debt platform and Western United States multifamily separate accounts.
Loan income increased to $8.1 million during the three months ended March 31, 2024 as compared to $3.7 million for the same period in 2023. These amounts represent interest income on our invested capital within our global real estate debt platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our debt platform are floating rate loans. These increases were offset by a $5.5 million general reserve that we recorded in other income on our loan portfolio relating to our bridge loan portfolio.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended March 31, 2024 and the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Revenue
Rental	$69.9	$60.2
Hotel	6.2	—
Sale of real estate	13.1	—
Total revenue	89.2	60.2

Fair value/other adjustments	0.8	1.4
Performance allocations	(16.4)	(10.7)

Expenses
Rental	22.9	18.7
Hotel	9.0	—
Cost of real estate sold	11.2	—
Depreciation and amortization	0.9	0.8
Total expenses	44.0	19.5

Interest expense	(31.1)	(19.9)
Other loss	(5.0)	(5.6)
Provision for income taxes	(0.2)	(0.2)
(Loss) income from unconsolidated investments	$(6.7)	$5.7

The decrease in income from unconsolidated investments is primarily due to the following:

During the three months ended March 31, 2024, we recorded fair value increases from non-cash fair value gains relating to the completion of a merger by the entity that holds the Company's ownership interest in Zonda. Zonda is a technology based real estate business that offers residential construction data providing insights and solutions for leaders in the home building industry. This fair value gain was offset by non-cash fair value losses on: (i) office properties in Western United States, Ireland and United Kingdom due to cap rate expansion and (ii) non-cash fair value losses on mortgage debt as previous non-cash fair value gains unwind as loans move closer to their respective maturity dates.

During the three months ended March 31, 2024, we recorded a $16.4 million decrease in the accrual for performance allocations primarily related to the fair value decreases that we recorded with respect to one of our Western United States commingled funds in which the Company is in the 50/50 catch up in the performance allocation waterfall.

During the quarter ended March 31, 2023, we recorded fair value increases with respect to: (i) recorded fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019); (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar. These fair value increases were offset by (i) certain office properties in one of our existing commingled funds due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to such fund; (ii) certain market rate multifamily properties in the Western United States and Ireland and our European industrial assets because of increased interest rates leading to cap rate expansion; (iii) certain secured mortgage debt and interest rate derivatives due to a slight decline in the equivalent fixed rates and time decay in the current period.

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
Expenses
Co-Investment Portfolio expenses decreased to $5.5 million for the three months ended March 31, 2024 as compared to $13.2 million during the prior period. The decrease compared to the prior period was primarily due to reversal of previously recognized non-cash performance allocation compensation expense relating to a Western United States based commingled fund as performance allocations were reversed during the current period.
    Corporate
Expenses decreased to $11.4 million for the three months ended March 31, 2024 as compared to $14.0 million for the three months ended March 31, 2023 due to lower share based compensation and deferred compensation expense due to lower share price of the Company's stock for the three months ended March 31, 2024 as compared to the prior period in 2023. These decreases were offset by slight increase in the discretionary compensation accrual.
    Interest expense was $24.8 million for the three months ended March 31, 2024 as compared to $25.1 million for the same period in 2023. Interest expense was offset by $2.6 million that we received on interest rate derivative contracts that paid out during the three months ended March 31, 2024 recorded to other income which is discussed below.

Other income increased to $1.7 million for the three months ended March 31, 2024 as compared to a loss of $2.0 million for the same period in 2023. During the three months ended March 31, 2024, we recorded mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure of $6.3 million as compared to a loss of $1.2 million in three months ended March 31, 2023. For the three months ended March 31, 2024 we received $0.8 million of interest income on bank deposits due to rising interest rates as compared to $0.5 million in the prior period. The Company also recorded realized foreign exchange gains of $2.4 million for the three months ended March 31, 2024 with a loss of $1.5 million in the prior period.

Our income tax expense was $26.7 million for the three months ended March 31, 2024 as compared to income tax benefit of $3.9 million for the same period in 2023. The increase in income tax expense is primarily attributable to a $97.0 million increase in worldwide pre-tax book income in 2024 as compared to the same period in the prior year. Our effective tax rate for the three months ended March 31, 2024 was 41.5% as compared to an effective tax rate of 12% for the same period in 2023. Significant items impacting the quarterly tax provision include: increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE, and tax charges associated with non-deductible executive compensation under IRC Section 162(m).

    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$26.9	$(40.8)
Unrealized foreign currency translation (losses) gain, net of noncontrolling interests and tax	(17.3)	13.3
Amounts reclassified out of accumulated other comprehensive loss during the period	5.2	—
Unrealized foreign currency derivative contract gain (losses), net of noncontrolling interests and tax	9.8	(1.2)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$24.6	$(28.7)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2024 and 2023 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2024	2023
Euro	(2.2)%	1.4%
GBP	(0.9)%	2.0%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended March 31, 2024 and 2023 was income of $24.6 million and a loss of $28.7 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the weakening of the Euro and GBP against the US Dollar in the period. Hedge gains were due to hedges the Company held on its GBP investments as well as hedges that KWE has on its euro denominated investments.

Liquidity and Capital Resources
    Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, loan draw (particularly on our construction loan business) capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, interest income, asset management fees, asset sales, borrowings under our revolving line of credit, sales of equity (common and preferred) and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally non-recourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. In addition, the Company’s recently-announced adjustment to its common stock dividend will provide the Company with approximately $66 million of additional cash per year to capitalize on opportunities to grow its core business and/or repay outstanding indebtedness. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. We have an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock in amounts and at times as the Company determines from time to time. We have $169.9 million available under this program at March 31, 2024. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of March 31, 2024, we and our consolidated subsidiaries had $541.9 million ($342.2 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $101.0 million and had $252.1 million of availability under our revolving credit facility ($247.9 million outstanding as of March 31, 2024). As of March 31, 2024, we have $104.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.
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

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, ongoing issues affecting regional and other financial institutions, high inflation and central banks raising interest rates to curtail high inflation continue to fuel recessionary fears and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. Please also see Part I. Item 1A. Risk Factors to our Annual Report on Form 10-K for the year ended December 31, 2023.
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of March 31, 2024, we had 1,106 multifamily units we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $281 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2024, we had incurred $229 million of costs to date and expect to spend an additional $84 million to develop to completion or complete the entitlement process on these projects. Of the $84 million of remaining costs to complete, we currently expect $20 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 1,604 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $11.2 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	MF Units	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Mountain West	Multifamily	Oxbow(6)	Under Construction	2024	2024	268	42	39	3
Nor. California	Multifamily	38° North Phase III(5)	Under Construction	2024	2024	30	13	10	3
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2024	2025	210	63	52	11
So. California	Multifamily	University Glen Phase II(5)	Under Construction	2024	2025	310	120	93	27
Mountain West	Multifamily	Cloudveil	Under Construction	2025	2026	288	43	3	40
So. California	Multifamily	Gateway @ The Oaks(5)	In Planning	TBD	TBD	TBD	TBD	12	TBD
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	TBD	TBD	20	TBD
	Total					1,106	$281	$229	$84
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $20 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.00 = $1.08 USD, and £1.00 = $1.26 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have eleven assets that comprise 1.1 million commercial square feet, 1,402 multifamily units and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $44.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Hotel Rooms	Leased %	KW Est. Costs(1)
Coopers Cross	Co-Investment	Ireland(2)	Multifamily	50%	1	—	471	—	56	$1.0
Grange West	Co-Investment	Ireland(2)	Multifamily	50%	1	—	287	—	66	1.0
38° North Phase II	Consolidated	Northern California	Multifamily	100%	1	—	172	—	36	7.4
Dovetail	Consolidated	Mountain West	Multifamily	90%	1	—	240	—	69	1.5
The Heights Building 4	Co-Investment	United Kingdom(2)	Office	51%	1	80,000	—	—	43	—
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	—	—
Kona Village	Co-Investment	Hawaii	Hotel	50%	1	—	—	150	—	—
Coopers Cross	Co-Investment	Ireland(2)	Office	50%	1	395,000	—	—	—	4.1
90 East Buildings C and D	Consolidated	Pacific Northwest	Office	100%	1	410,000	—	—	—	19.4
The Cornerstone	Co-Investment	Ireland(2)	Multifamily	50%	1	20,000	232	—	—	4
Hamilton Landing H4 & H7	Consolidated	Northern California	Office	100%	1	118,000	—	—	34	6.5
		Total Lease-Up			11	1,077,000	1,402	150	28%	$44.9
Note: The table above excludes minority-held totaling 1.3 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.08 USD, and £1.00 = $1.26 USD related to NOI.

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of March 31, 2024, we had $115.3 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the three months ended March 31, 2024 and 2023 the Company recorded $1.3 million and $2.8 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a performance allocation sharing program for certain employees of the Company (the “Performance Allocation Sharing Program”). The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any performance allocations earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash performance allocations from its partner. The full performance allocation earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as performance allocation compensation. During the three months ended March 31, 2024 and 2023, the Company recorded a reversal of $5.5 million and expense of $1.6 million, respectively related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net cash used in operating activities	$(5.6)	$(67.0)
Net cash provided by investing activities	244.8	36.9
Net cash used in financing activities	(9.8)	(61.0)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $5.6 million and $67.0 million for the three months ended March 31, 2024 and 2023, respectively. The change was due to lower discretionary compensation payments in the three months ended March 31, 2024 as compared to the prior period and the receipt of deposits relating to the debt platform business from borrowers that is part of restricted cash.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $244.8 million for the three months ended March 31, 2024. We received $328.2 million from the sale of Shelbourne Hotel, a building at the 90 East office complex in Issaquah, Washington and non-core commercial assets in the United Kingdom. We received $2.7 million in investing distributions from our co-investments primarily from conversion of VHH assets and redemption of a hedge fund investment. Loan draws and our share of new loans issued as part of our Construction Loan and bridge debt platform totaled $9.5 million. We received $2.8 million of proceeds from repayments on loans previously issued. We spent $51.5 million on capital expenditures on consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $28.2 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village, new acquisitions made within our new commingled fund in the United States, capital calls on European developments and merger relating to our investment in Zonda.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $9.8 million for the three months ended March 31, 2024. We drew $100.0 million on our revolving line of credit. Kennedy Wilson received proceeds of $73.4 million from mortgage loans to refinance consolidated property loans. These proceeds were offset by the repayment of $127.8 million of mortgage debt primarily related to proceeds from the 90 East building sale. During the three months ended March 31, 2024, we paid common dividends of $34.1 million and preferred dividends of $10.9 million and we repurchased $9.1 million of our common stock under our share repurchase plan.
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

Contractual Obligations and Commercial Commitments
    At March 31, 2024, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,787.5	$79.3	$1,180.6	$595.2	$932.4
Senior notes(3) (4)	1,800.0	—	—	600.0	1,200.0
Credit Facility(4)	247.9	—	247.9	—	—
KWE Unsecured bonds(4) (5)	512.7	—	512.7	—	—
Total borrowings	5,348.1	79.3	1,941.2	1,195.2	2,132.4
Operating leases	9.6	0.8	2.0	2.2	4.6
Ground leases(8)	27.2	0.2	0.4	0.4	26.2
Total contractual cash obligations(7)	$5,384.9	$80.3	$1,943.6	$1,197.8	$2,163.2
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $122.5 million; 1-3 years - $374.4 million; 4-5 years - $111.3 million; After 5 years - $94.4 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2024.
(2) Excludes $1.3 million of net unamortized debt discount on mortgage debt.
(3) Excludes $3.1 million of net unamortized debt premium on senior notes.
(4) Excludes $31.9 million of unamortized loan fees.
(5) Excludes $0.9 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $80.3 million; 1-3 years - $1,939.4 million; 4-5 years - $1,175.5 million; After 5 years - $2,113.0 million.
(7) Table above excludes $178.2 million unfulfilled capital commitments to our unconsolidated and fund investments and $92.2 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1,

2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.5 million, $600.0 million and $601.6 million at March 31, 2024.
    KWE Notes

As of March 31, 2024, KWE has notes outstanding ("KWE Notes") of $512.8 million (based on March 31, 2024 rates), have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes are subject to the restrictive covenants discussed below.

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

    The Company has $247.9 million outstanding on the Second A&R Facility with $252.1 million available to be drawn as of March 31, 2024.
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
    The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things (including the limitations set forth in the preceding paragraph) requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2024, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of March 31, 2024, the Company was in compliance with these covenants.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. During the quarter ended March 31, 2024, we determined that one of our joint ventures (50% at the Company’s share) was out of compliance with a covenant in its financing agreement. The joint venture and the lender have agreed to an arrangement in principle, which includes, among other things, an extension of the term of the loan and the joint venture paying off a portion of the outstanding balance. The parties are in the process of documenting the same and the Company currently expects to have such documentation finalized during the second quarter of 2024. As of March 31, 2024, the Company was in compliance with all of its covenants (financial and otherwise) that are contained in its consolidated mortgages other than with respect to one mortgage loan. The Company was out of compliance with an interest coverage covenant in one of its non-recourse mortgage loans, representing 1% of its total mortgage debt. The Company and Lender have agreed to terms, including, but not limited to, waiving the covenant upon the Company’s funding of approximately $1 million into an interest reserve account. The Company expects to have the waiver finalized during the second quarter of 2024. The two loans discussed directly above total only 1.4% of our share of total debt obligations. The Company is current on all payment obligations (principal and interest) under its mortgage loans, including the two loans discussed above. Please also see Part I. Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.
    As of March 31, 2024, the Company was in compliance with all covenant calculations (other than discussed immediately above).
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of March 31, 2024, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $155.3 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of March 31, 2024, we had unfulfilled capital commitments totaling $178.2 million to our joint venture investments and $92.2 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $66.8 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2024 dated back through 2020.

	Three Months Ended March 31,
(dollars in millions)	2024	2023	2022	2021	2020
Net income (loss)	$37.7	$(28.7)	$40.0	$(1.6)	$(5.9)
Non-GAAP Adjustments
Add back:
Interest expense	64.7	62.3	50.5	51.6	48.8
(Gain) loss on early extinguishment of debt	(0.3)	(0.1)	—	14.8	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	31.1	19.8	11.3	7.9	8.1
Depreciation and amortization	38.9	39.4	43.3	44.4	45.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	0.8	1.1	1.7	1.7
Provision for (benefit from) income taxes	26.7	(3.9)	8.2	2.7	5.7
Kennedy Wilson's share of taxes included in unconsolidated investments	0.2	0.2	—	—	1.1
Share-based compensation	5.2	7.1	7.1	7.7	8.6
EBITDA attributable to noncontrolling interests	(1.9)	(6.0)	(1.4)	(1.6)	(1.6)
Adjusted EBITDA(1)	$203.2	$90.9	$160.1	$127.6	$112.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31,
(dollars in millions)	2024	2023	2022	2021	2020
Net income (loss)	$37.7	$(28.7)	$40.0	$(1.6)	$(5.9)
Non-GAAP adjustments:
Add back:
Depreciation and amortization	38.9	39.4	43.3	44.4	45.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	0.8	1.1	1.7	1.7
Share-based compensation	5.2	7.1	7.1	7.7	8.6
Preferred dividends	(10.9)	(7.9)	(5.3)	(4.3)	(4.3)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(1.3)	(5.4)	(0.8)	(0.9)	(0.8)
Adjusted Net Income(1)	$70.5	$5.3	$85.4	$47.0	$44.8
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2024	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$37.7	$(6.7)
Add: Provision for income taxes	26.7	0.2
Add: Loss from unconsolidated investments	6.7	—
Less: Gain on sale of real estate, net(1)	(106.4)	—
Add: Interest expense	64.7	31.1
Less: Gain on early extinguishment of debt	(0.3)	—
Less: Other (income) loss	(6.8)	5.0
Less: Sale of real estate(1)	—	(13.1)
Less: Investment management	(21.3)	16.4
Less: Other	(0.3)	—
Less: Loans	(8.1)	—
Add: Cost of real estate sold(1)	—	11.2
Add: Compensation and related	27.6	—
Add: Performance allocation expense	(5.5)	—
Add: General and administrative	8.3	—
Add: Depreciation and amortization	38.9	0.9
Add: Fair value adjustments	—	(0.8)
Less: NCI adjustments	(2.2)	—
Net Operating Income	$59.7	$44.2
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

2023	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(28.7)	$5.7
Less: Benefit from income taxes	(3.9)	0.2
Less: Income from unconsolidated investments	(5.7)	—
Less: Gain on sale of real estate, net(1)	(19.2)	—
Add: Interest expense	62.3	19.9
Less: Gain on early extinguishment of debt	(0.1)	—
Add: Other loss (income)	3.0	5.6
Less: Loans	(3.7)	—
Less: Investment management, other and performance allocations	(11.3)	10.7
Add: Compensation and related	30.6	—
Add: Performance allocation expense	1.6	—
Add: General and administrative	8.4	—
Add: Depreciation and amortization	39.4	0.8
Less: Fair value adjustments	—	(1.4)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.8	$41.5
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

2022	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net income	$40.0	$105.4
Add: Provision for income taxes	8.2	—
Less: Income from unconsolidated investments	(105.4)	—
Less: Gain on sale of real estate, net(1)	(1.9)	—
Add: Interest expense	50.5	11.3
Less: Other (income) loss	(5.8)	6.0
Less: Sale of real estate(1)	—	(8.0)
Less: Loans	(2.3)	—
Less: Investment management, other and performance allocations	(11.7)	(27.2)
Add: Cost of real estate sold(1)	—	5.7
Add: Compensation and related	36.1	—
Add: Performance allocation expense	11.8	—
Add: General and administrative	7.9	—
Add: Depreciation and amortization	43.3	1.1
Less: Fair value adjustments	—	(55.6)
Less: NCI adjustments	(1.3)	—
Net Operating Income	$69.4	$38.7
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

2021	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(1.6)	$18.4
Add: Provision for income taxes	2.7	—
Less: Income from unconsolidated investments	(18.4)	—
Less: Gain on sale of real estate, net(1)	(73.5)	—
Add: Interest expense	51.6	7.9
Add: Loss on early extinguishment of debt	14.8	—
Add: Other loss	3.3	4.9
Less: Sale of real estate(1)	—	(18.6)
Less: Loans	(1.6)	—
Less: Investment management, other and performance allocations	(8.1)	0.4
Add: Cost of real estate sold(1)	—	15.9
Add: Compensation and related	34.7	—
Add: Performance allocation expense	—	—
Add: General and administrative	6.8	—
Add: Depreciation and amortization	44.4	1.8
Less: Fair value adjustments	—	(4.3)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$53.2	$26.4

2020	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(5.9)	$10.9
Add: Provision for income taxes	5.7	1.0
Less: Income from unconsolidated investments	(10.9)	—
Less: Gain on sale of real estate, net(1)	(44.2)	0.6
Add: Interest expense	48.8	8.1
Add: Other loss	0.7	3.2
Less: Sale of real estate(1)	—	(2.0)
Less: Investment management, other and performance allocations	(8.4)	1.0
Add: Cost of real estate sold(1)	—	2.5
Add: Compensation and related	31.4	—
Add: General and administrative	9.5	—
Add: Depreciation and amortization	45.5	1.7
Less: Fair value adjustments	—	2.9
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.3	$29.9
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

	March 31, 2024
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$407.6	$—	$134.3	$541.9
Real estate	4,603.5	—	—	4,603.5
Unconsolidated Investments	—	2,059.6	—	2,059.6
Loan purchases and originations	—	250.4	—	250.4
Accounts receivable and other assets	124.1	—	100.8	224.9
Total Assets	$5,135.2	$2,310.0	$235.1	$7,680.3

Accounts payable and accrued expenses	144.8	—	433.5	578.3
Mortgage debt	2,773.1	—	—	2,773.1
KW unsecured debt	—	—	2,032.5	2,032.5
KWE bonds	511.5	—	—	511.5
Total Liabilities	3,429.4	—	2,466.0	5,895.4

Equity	1,705.8	2,310.0	(2,230.9)	1,784.9
Total liabilities and equity	$5,135.2	$2,310.0	$235.1	$7,680.3

	December 31, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$184.2	$—	$129.5	$313.7
Real estate	4,837.3	—	—	4,837.3
Unconsolidated Investments	—	2,069.1	—	2,069.1
Loan purchases and originations	—	247.2	—	247.2
Accounts receivable and other assets	146.1	—	98.7	244.8
Total Assets	$5,167.6	$2,316.3	$228.2	$7,712.1

Accounts payable and accrued expenses	154.3	—	461.4	615.7
Mortgage debt	2,840.9	—	—	2,840.9
KW unsecured debt	—	—	1,934.3	1,934.3
KWE bonds	522.8	—	—	522.8
Total Liabilities	3,518.0	—	2,395.7	5,913.7

Equity	1,649.6	2,316.3	(2,167.5)	1,798.4
Total liabilities and equity	$5,167.6	$2,316.3	$228.2	$7,712.1
Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Three Months Ended March 31,
	2024	2023
Total Revenue	$136.4	$132.2
Less: Investment management fees	(21.3)	(11.0)
Less: Other	(8.1)	(3.7)
Less: Loans and other	(0.3)	(0.3)
Less: NCI adjustments (1)	(3.1)	(3.1)
Add: Unconsolidated investment adjustments (2)	49.0	48.0
Add: Above/below market rents (6)	(0.5)	(0.5)
Less: Reimbursement of recoverable operating expenses	(8.6)	(7.6)
Less: Properties bought and sold (3)	(10.3)	(21.8)
Less: Other properties excluded (4)	(8.8)	(11.2)
Other Reconciling Items (5)	(0.8)	(0.5)
Same Property	$123.6	$120.5

	Same Property - Revenue(6)*
	For the Three Months Ended March 31,
Same Property (Reported)	2024	2023
Office - Same Property	$28.7	$28.4
Multifamily Market Rate Portfolio - Same Property	78.8	76.6
Multifamily Affordable Portfolio - Same Property	16.1	15.5
Same Property	$123.6	$120.5
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
(6)Excludes above/below market rents from the same property population, as they are representative of non-cash purchase price accounting income.

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended March 31,
	2024	2023
Net Income	$37.7	$(28.7)
Less: Investment management fees	(21.3)	(11.0)
Less: Loans	(8.1)	(3.7)
Less: Other	(0.3)	(0.3)
Less: Total Income from unconsolidated investments	6.7	(5.7)
Less: Gain on sale of real estate, net	(106.4)	(19.2)
Add: Compensation and related	27.6	30.6
Add: Performance allocation compensation	(5.5)	1.6
Add: General and administrative	8.3	8.4
Add: Depreciation and amortization	38.9	39.4
Add: Interest Expense	64.7	62.3
Add: Gain (loss) on early extinguishment of debt	(0.3)	(0.1)
Less: Other income (loss)	(6.8)	3.0
Add: Provision for income taxes	26.7	(3.9)
Less: NCI adjustments (1)	(2.0)	(2.1)
Add: Unconsolidated investment adjustments (2)	34.2	34.2
Add: Straight-line and above/below market rents (6)	(0.5)	(0.5)
Less: Properties bought and sold (3)	(2.5)	(10.7)
Less: Other properties excluded (4)	(2.8)	(6.0)
Other Reconciling Items (5)	(0.4)	(0.8)
Same Property NOI (Net Effective)*	$87.9	$86.8

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended March 31,
Same Property (Reported)	2024	2023
Office - Same Property	$24.8	$24.8
Multifamily Market Rate Portfolio - Same Property	52.8	51.6
Multifamily Affordable Portfolio - Same Property	10.3	10.4
Same Property NOI (Net Effective)* (Reported)	$87.9	$86.8
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2024, 76% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 2% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $2.2 million increase in interest expense or $3.4 million of interest expense savings during 2024 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.63% and approximately 1.4 years, respectively, as of March 31, 2024.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2024. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2024. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	As of March 31, 2024
Interest rate sensitive assets
Cash and cash equivalents	$541.9	$—	$—	$—	$—	$—	$541.9	$541.9
Average interest rate	1.22%	—%	—%	—%	—%	—%	1.22%	—
Fixed rate receivables	16.7	12.2	15.0	10.0	—	6.1	60.0	55.8
Average interest rate	4.77%	6.51%	4.14%	6.80%	—%	6.49%	5.48%	—
Variable rate receivables	78.5	89.5	22.0	0.4	—	—	190.4	187.5
Average interest rate	11.74%	10.14%	10.68%	6.51%	—%	—%	10.86%	—
Total	$637.1	$101.7	$37.0	$10.4	$—	$6.1	$792.3	$785.2
Weighted average interest rate	2.61%	9.70%	8.03%	6.79%	—%	6.49%	3.86%
Interest rate sensitive liabilities
Variable rate borrowings	$56.0	$298.6	$412.3	$242.7	$8.6	$245.5	$1,263.7	$1,243.8
Average interest rate	6.29%	6.31%	7.22%	7.55%	7.05%	6.87%	6.96%	—
Fixed rate borrowings	18.8	629.3	238.9	102.0	327.9	2,767.4	4,084.3	3,556.3
Average interest rate	2.91%	3.41%	4.12%	3.86%	4.64%	4.48%	4.28%	—
Total	$74.8	$927.9	$651.2	$344.7	$336.5	$3,012.9	$5,348.0	$4,800.1
Weighted average interest rate	5.44%	4.34%	6.08%	6.45%	4.70%	4.68%	4.92%
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
    Approximately 35% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2024, we have hedged 96% of the net asset carrying value of our euro denominated investments and 93% of the net asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $14.2 million or decrease by $15.5 million, respectively. If rates increase or decrease by 10% we would have an increase of $27.5 million and a decrease of $33.1 million, respectively.

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
Item 1A.    Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2024	129,011	$11.19	24,963,184	$123,035,546
February 1 - February, 2024	300,000	8.55	25,263,184	120,470,396
March 1 - March 31, 2024	622,454	8.36	25,885,638	115,264,922
Total	1,051,465	$8.76	25,885,638	$115,264,922
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 6.Exhibits

Exhibit No.	Description	Location

10.1	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and In Ku Lee	Filed herewith

10.2	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Unit Award Agreement	Filed herewith

10.3	Form of Return on Invested Assets Performance-Based Employee Restricted Stock Unit Award Agreement	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 9, 2024	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)