Form 10-Q
period 2024-06-30
Kennedy-Wilson Holdings, Inc.
filed 2024-08-08
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 5, 2024 was 137,411,923.

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

“Carried interests” refers to amounts that are allocated to the Company under its Funds and certain co-investment vehicles based on the cumulative performance of such venture See “Note 2 – Summary of Significant Accounting Policies and Adoption of New Accounting Pronouncements – Unconsolidated Investments” of the Company’s Notes to Consolidated Financial Statements for a discussion of the Company’s accounting of carried interests that it is entitled to under its Funds and certain co-investment vehicles.

“Carried interests compensation” refers to any carried interests earned by the Company to be allocated to certain employees of the Company, as approved by the compensation committee of the Company’s board of directors.

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
“Funds” refers to certain commingled funds managed and sponsored by the Company that are investment companies under the ASC Topic 946, Financial Services.

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
    “KWE” refers to Kennedy Wilson Europe Real Estate Limited.
    "Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting certain property expenses from property revenues. The Company's management uses net operating income to
ii

assess and compare the performance of its properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of the Company's properties resulting from its value-add initiatives or changing market conditions. Management believes that net operating income reflects the core revenues and costs of operating its properties and is better suited to evaluate trends in occupancy and lease rates. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Net Operating Income to net income as reported under GAAP.
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
"Real Estate Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which the Company provides (or participates in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. AUM is principally intended to reflect the extent of the Company's presence in the real estate market, not the basis for determining management fees. AUM consists of the total estimated fair value of the real estate properties, total loan commitments made through the Company’s debt investment platform, inclusive of both currently outstanding loan amounts and contractual future funding commitments, and other real estate related assets either owned by third parties, wholly-owned by the Company or held by joint ventures and other entities in which its sponsored funds or investment vehicles and client accounts have invested. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, recent adverse developments affecting regional banks and other financial institutions, ongoing military conflicts around the world and uncertainty with respect to, fluctuating interest rates continue to fuel recessionary fears and create volatility in Kennedy Wilson's business results and operations). Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had an impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.

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
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$366.5	$313.7
Accounts receivable, net (including $11.3 and $13.8 of related party)	41.4	57.3
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $938.5 and $957.8)	4,605.0	4,837.3
Unconsolidated investments (including $1,914.0 and $1,927.0 at fair value)	2,056.0	2,069.1
Loan purchases and originations, net of allowance for credit losses	248.3	247.2
Other assets, net	178.1	187.5
Total assets(1)	$7,495.3	$7,712.1

Liabilities
Accounts payable	$12.1	$17.9
Accrued expenses and other liabilities	551.3	597.8
Mortgage debt	2,756.3	2,840.9
KW unsecured debt	1,957.4	1,934.3
KWE unsecured bonds	507.8	522.8
Total liabilities(1)	5,784.9	5,913.7

Equity
Preferred stock 1,000,000 shares authorized, Series A cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of June 30, 2024 and December 31, 2023, Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of June 30, 2024 and December 31, 2023 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 200,000 shares outstanding as of June 30, 2024 and December 31, 2023	789.9	789.9
Common stock, $0.0001 par value per share, 200,000,000 authorized, 137,425,743 and 138,727,521 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,700.6	1,718.6
Accumulated deficit	(416.6)	(349.0)
Accumulated other comprehensive loss	(404.4)	(404.4)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,669.5	1,755.1
Noncontrolling interests	40.9	43.3
Total equity	1,710.4	1,798.4
Total liabilities and equity	$7,495.3	$7,712.1

(1) The assets and liabilities as of June 30, 2024 include $168.4 million (including cash held by consolidated investments of $5.7 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $132.9 million) and $74.3 million (including investment debt of $53.5 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2023 include $154.9 million (including cash held by consolidated investments of $3.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $121.8 million) and $101.4 million (including investment debt of $54.9 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Rental	$97.8	$106.6	$195.2	$213.2
Hotel	—	15.5	9.3	26.1
Investment management fees (includes $16.6, $12.4, $31.0, $23.7 of related party fees)	26.1	19.1	47.4	30.1
Loan	8.0	4.7	16.1	8.4
Other	0.1	0.6	0.4	0.9
Total revenue	132.0	146.5	268.4	278.7

(Loss) income from unconsolidated investments
Principal co-investments	(5.8)	6.3	3.9	22.7
Carried interests	(12.3)	(7.7)	(28.7)	(18.4)
Total (loss) income from unconsolidated investments	(18.1)	(1.4)	(24.8)	4.3

Gain on sale of real estate, net	0.2	89.0	106.6	108.2

Expenses
Rental	37.0	38.7	74.2	75.3
Hotel	—	9.7	7.6	17.6
Compensation and related (including $6.0, $7.3, $11.2, $14.4 of share-based compensation)	31.8	37.0	59.4	67.6
Carried interests compensation	(4.5)	(1.1)	(10.0)	0.5
General and administrative	9.5	8.7	17.8	17.1
Depreciation and amortization	36.4	40.1	75.3	79.5
Total expenses	110.2	133.1	224.3	257.6
Interest expense	(63.8)	(66.0)	(128.5)	(128.3)
Loss on early extinguishment of debt	(0.5)	(1.7)	(0.2)	(1.6)
Other income	0.3	24.3	7.1	21.3
(Loss) income before benefit from (provision for) income taxes	(60.1)	57.6	4.3	25.0
Benefit from (provision for) income taxes	11.8	(10.3)	(14.9)	(6.4)
Net (loss) income	(48.3)	47.3	(10.6)	18.6
Net loss (income) attributable to the noncontrolling interests	0.1	0.1	0.2	(4.1)
Preferred dividends	(10.9)	(8.4)	(21.8)	(16.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(59.1)	$39.0	$(32.2)	$(1.8)
Basic (loss) earnings per share
(Loss) earnings per share	$(0.43)	$0.28	$(0.23)	$(0.01)
Weighted average shares outstanding	137,588,910	139,389,170	138,142,769	138,674,109
Diluted (loss) earnings per share
(Loss) earnings per share	$(0.43)	$0.28	$(0.23)	$(0.01)
Weighted average shares outstanding	137,588,910	139,545,944	138,142,769	138,674,109
Dividends declared per common share	$0.12	$0.24	$0.36	$0.48

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net (loss) income	$(48.3)	$47.3	$(10.6)	$18.6
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(2.8)	11.7	(20.3)	25.8
Amounts reclassified from AOCI	—	—	5.1	—
Unrealized foreign currency derivative contracts gain	5.2	6.4	15.1	5.2
Total other comprehensive income (loss) for the period	2.4	18.1	(0.1)	31.0

Comprehensive (loss) income	(45.9)	65.4	(10.7)	49.6
Comprehensive loss (income) attributable to noncontrolling interests	0.2	—	0.3	(5.0)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(45.7)	$65.4	$(10.4)	$44.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2024	800,000	$789.9	138,095,244	$—	$1,706.5	$(347.1)	$(406.7)	$42.3	$1,784.9
Shares retired due to common stock repurchase program	—	—	(669,501)	—	(11.9)	6.1	—	—	(5.8)
Share-based compensation	—	—	—	—	6.0	—	—	—	6.0
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(2.9)	—	(2.9)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	5.2	—	5.2
Common stock dividends	—	—	—	—	—	(16.5)	—	—	(16.5)
Preferred stock dividends	—	—	—	—	—	(10.9)	—	—	(10.9)
Net loss	—	—	—	—	—	(48.2)	—	(0.1)	(48.3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at June 30, 2024	800,000	$789.9	137,425,743	$—	$1,700.6	$(416.6)	$(404.4)	$40.9	$1,710.4

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2023	600,000	$592.5	139,344,238	$—	$1,702.5	$47.9	$(418.0)	$46.5	$1,971.4
Preferred stock issuance	200,000	198.0	—	—	—	—	—	—	198.0
Issuance of common stock	—	—	46,599	—	0.7	—	—	—	0.7
Share-based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive income:
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	11.6	0.1	11.7
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	6.4	—	6.4
Common stock dividends	—	—	—	—	—	(33.5)	—	—	(33.5)
Preferred stock dividends	—	—	—	—	—	(8.4)	—	—	(8.4)
Net income	—	—	—	—	—	47.4	—	(0.1)	47.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at June 30, 2023	800,000	$790.5	139,390,837	$—	$1,710.5	$53.4	$(400.0)	$46.2	$2,200.6

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4
At-the-market equity offering program costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Restricted stock grants (RSG)	—	—	379,188	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(129,011)	—	(1.6)	—	—	—	(1.6)
Shares retired due to common stock repurchase program	—	—	(1,551,955)	—	(27.5)	14.2	—	—	(13.3)
Share-based compensation	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(14.9)	(0.1)	(15.0)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	14.9	—	14.9
Common stock dividends	—	—	—	—	—	(49.6)	—	—	(49.6)
Preferred stock dividends	—	—	—	—	—	(21.8)	—	—	(21.8)
Net loss	—	—	—	—	—	(10.4)	—	(0.2)	(10.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance at June 30, 2024	800,000	$789.9	137,425,743	$—	$1,700.6	$(416.6)	$(404.4)	$40.9	$1,710.4

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

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(10.6)	$18.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of real estate, net	(106.6)	(108.2)
Depreciation and amortization	75.3	79.5
Above/below market and straight-line rent amortization	(0.8)	(3.3)
Uncollectible lease income	1.5	3.0
Accretion of discount on loans receivable	(2.1)	(0.2)
Provision for credit losses	8.5	—
Benefit from deferred income taxes	(2.3)	(0.3)
Amortization of deferred loan costs	4.3	4.4
Amortization of discount and accretion of premium on issuance of senior notes and mortgage debt	(3.2)	3.5
Unrealized net gain on derivatives	0.5	(21.5)
Loss (income) from unconsolidated investments	24.8	(4.3)
Operating distributions from unconsolidated investments	29.4	35.2
Deferred compensation	(5.7)	7.3
Share-based compensation	11.2	14.4
Change in assets and liabilities:
Accounts receivable	13.1	(2.5)
Other assets	(6.7)	(1.8)
Accounts payable, accrued expenses and other liabilities	0.5	(26.1)
Net cash provided by (used in) operating activities	31.1	(2.3)
Cash flows from investing activities:
Proceeds from collection of loans receivable	15.3	11.9
Issuance and acquisition of loans receivable, net of discounts	(21.0)	(106.3)
Net proceeds from sale of consolidated real estate	330.6	174.1
Purchases of real estate	(7.4)	—
Capital expenditures to real estate	(88.7)	(93.5)
(Premiums) proceeds from on settlement of derivative contracts	(0.6)	4.7
Purchases of derivative contracts	—	(3.4)
Distributions from unconsolidated investments	4.8	46.5
Contributions to unconsolidated investments	(59.4)	(93.8)
Net cash provided by (used in) investing activities	173.6	(59.8)
Cash flows from financing activities:
Issuance of preferred stock	—	198.0
Borrowings under line of credit	100.0	50.0
Repayment of line of credit	(75.0)	(185.0)
Borrowings under mortgage debt	97.6	336.0
Repayment of mortgage debt	(167.9)	(319.9)
Payment of deferred loan costs	(0.6)	(0.6)
Repurchase and retirement of common stock	(14.8)	(13.4)
Proceeds from issuance of common stock, net of issuance costs	(0.1)	30.0
Common dividends paid	(67.2)	(69.1)
Preferred dividends paid	(21.8)	(15.7)
Contributions from noncontrolling interests	0.1	0.9
Distributions to noncontrolling interests	(2.2)	(6.1)
Net cash (used in) provided by financing activities	(151.9)	5.1
Effect of currency exchange rate changes on cash and cash equivalents	—	4.7
Net change in cash and cash equivalents(1)	52.8	(52.3)
Cash and cash equivalents, beginning of period	313.7	439.3
Cash and cash equivalents, end of period	$366.5	$387.0
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash paid for:
Interest(1)(2)	$119.7	$112.0
Income taxes	2.1	11.4

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	261.3	182.2
(1) $0.5 million and $1.7 million attributable to noncontrolling interests for the six months ended June 30, 2024 and 2023, respectively.
(2) Excludes $4.5 million and $2.4 million of capitalized interest for the six months ended June 30, 2024 and 2023, respectively.

    As of June 30, 2024 and December 31, 2023 the Company had $103.6 million and $69.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023

Accrued capital expenditures	$1.9	$6.3
Common dividends declared but not paid on common stock	16.5	33.5
Preferred dividends declared but not paid on preferred stock	9.2	7.2

During the six months ended June 30, 2023, the Company sold a 49% interest in two previously wholly-owned market rate multifamily properties into an existing joint venture platform managed by the Company (see gain on sale of real estate in Note 3 for further description of the transaction) and retained a noncontrolling 51% interest in such properties which was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $33.4 million to unconsolidated investments.

During the same period, the Company also sold a previously wholly-owned multifamily property into its Vintage Housing Holdings ("VHH") platform, with the Company retaining an interest in the property through its investment in VHH. The transaction was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $16.8 million to unconsolidated investments.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE:KW) and its wholly owned and consolidated subsidiaries (collectively the “Company” or “Kennedy Wilson”) is a real estate investment company that invests in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for its shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, in its markets, the Company focuses on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). The Company is focused on growing its investment management and co-investment platform whereby it invests a minority position (with the potential for carried interest) and earn asset management fees in its role as asset manager. During the six months ended June 30, 2024, the Company’s investment management platform generated a total of $47.4 million of asset management fees representing a growth of 57% over the same period in 2023.
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2024 and 2023 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2024. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
    REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees, leasing and commission fees, loan interest income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of carried interests and loan interest income, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.

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
Loan income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Interest income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments – Credit Losses for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through other income on the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions.
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

UNCONSOLIDATED INVESTMENTS—The Company has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate. Investments in unconsolidated investments are accounted for under the equity method of accounting as the Company can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
the Company’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures.

The Company records its investments in certain commingled funds it manages and sponsors (the “Funds”) that are investment companies under the ASC Topic 946, Financial Services - Investment Companies, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect the Company's investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings.

In addition, the Company elected the fair value option for 72 investments in unconsolidated co-investment entities. These 72 co-investments are structured as limited liability companies and limited partnerships with one partner and function under a collaborative decision-making structure and the Company owns a weighted average ownership of approximately 40% of the equity investment in such co-investment investments. The Company elected to record these 72 co-investments at fair value in order to report the change in value in the underlying investments in the results of its current operations in a fashion consistent with its investments in certain commingled funds, as described above.

The Company has adopted an ownership model for carried interests representing allocations to the Company from equity method investments, based on cumulative performance to-date. Consequently, in accordance with the guidance set forth in ASC Topic 606 and ASC Topic 323, these allocations are included as a component of the total income from unconsolidated investments in the accompanying consolidated statements of income as “carried interests”. Carried interests are allocated to the Company under the Funds and such co-investment investments based on the cumulative performance of the venture and are subject to preferred return thresholds of the partners. In the case of the Funds, these carried interests represent an allocation relating to the performance of investment management services, whereas they represent returns for the performance of the underlying investments in the co-investment investments structures subject to collaborative decision-making.

At the end of each reporting period, the Company calculates the carried interest that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interest to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to carried interests to the general partner or asset manager. As of June 30, 2024 and December 31, 2023, the Company has $48.6 million and $77.3 million of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. The amount of the Company’s carried interest from its Funds and the 72 co-investments for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Funds	$(10.7)	$(4.4)	$(25.6)	$(10.4)
Co-investments	(1.6)	(3.3)	(3.1)	(8.0)
Total	$(12.3)	$(7.7)	$(28.7)	$(18.4)
Carried interests compensation is recorded in the same period that the related carried interests are recorded and can be reversed during periods when there is a reversal of carried interests that were previously recorded. As of June 30, 2024 and December 31, 2023, the Company has $13.3 million and $22.8 million, respectively of accrued carried interests compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company did not adopt any new accounting standards during the six months ended June 30, 2024.
    The FASB did not issue any other ASUs during the first six months of 2024 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at June 30, 2024 and December 31, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	June 30,	December 31,
(Dollars in millions)	2024	2023
Land	$1,295.7	$1,328.3
Buildings	3,508.8	3,679.1
Building improvements	486.2	511.3
In-place lease values	252.8	276.4
	5,543.5	5,795.1
Less accumulated depreciation and amortization	(938.5)	(957.8)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,605.0	$4,837.3
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. As of June 30, 2024, the Company has 62 operating properties and 8 properties under development or lease up that consist of 10,192 units and 5.7 million square feet.

Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 7.1 years at June 30, 2024.
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
During the six months ended June 30, 2024, Kennedy Wilson spent $7.4 million for consolidated acquisition of certain rental properties in the United Kingdom.
    Gain on Sale of Real Estate, Net
During the six months ended June 30, 2024, Kennedy Wilson recognized gains on sale of real estate, net of $106.6 million. These gains were primarily due to (i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building in an office campus which resulted in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
During the six months ended June 30, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $108.2 million. These gains were primarily due to (i) the Company's sale of a 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States and the United Kingdom. The gains on sale of real estate, net include an impairment loss of $10.6 million relating to non-core office and retail buildings in the United Kingdom and Ireland that are being marketed for sale.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
statements of operations as the Company is the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at June 30, 2024:

(Dollars in millions)	Minimum
Rental Revenues(1)
2024 (remainder)	$112.0
2025	123.6
2026	104.1
2027	87.1
2028	69.6
Thereafter	187.3
Total	$683.7
(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases, rental increases that are not fixed and exclude reimbursements of rental expenses.
NOTE 4—UNCONSOLIDATED INVESTMENTS
    Kennedy Wilson has a number of joint venture interests including commingled funds and separate accounts, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate. Kennedy Wilson has significant influence over these entities, but not control. Accordingly, these investments are accounted for under the equity method. In many of these investments, Kennedy Wilson earns customary fees in its role as asset manager which are recorded to investment management fees on the statement of operations.
Investment Management Fees
The following table presents investment management fees recorded by Kennedy Wilson during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Base management fees	$9.6	$8.8	$17.7	$17.5
Acquisition related fees	0.6	—	0.6	—
Total(1)	$10.2	$8.8	$18.3	$17.5
(1)Fees above are recorded as a component to investment management fees on the statement of operations.
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of June 30, 2024:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$817.1	$74.7	$253.0	$72.8	$182.5	$1,400.1
Ireland	308.0	149.7	—	5.3	—	463.0
United Kingdom	—	143.2	—	31.0	18.7	192.9
Total	$1,125.1	$367.6	$253.0	$109.1	$201.2	$2,056.0

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
    During the six months ended June 30, 2024, the change in unconsolidated investments primarily relates to $59.3 million of contributions to new and existing unconsolidated investments primarily for capital calls for development at Kona Village Resort and Cooper's Cross and new commingled fund in the Western United States, $34.2 million of distributions from unconsolidated investments, $24.8 million of losses from unconsolidated investments (which includes fair value movements), and a $13.3 million decrease related to other items, which primarily related to foreign exchange movements. Please see below for additional details.
    As of June 30, 2024 and December 31, 2023, $1,914.0 million and $1,927.0 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2024:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$17.1	$1.6	$4.0	$—	$—	$—	$0.2	$3.2	$21.3	$4.8
Ireland	5.1	—	2.2	—	—	—	—	—	7.3	—
United Kingdom	—	—	0.1	—	—	—	0.7	—	0.8	—
Total	$22.2	$1.6	$6.3	$—	$—	$—	$0.9	$3.2	$29.4	$4.8
Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company. Investing distributions related to conversions of VHH properties from development to operating and the redemption of an interest in a hedge fund investment.
(Loss) Income from Unconsolidated Investments
    The following table presents (loss) income from unconsolidated investments recorded by Kennedy Wilson during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Income from unconsolidated investments - operating performance	$6.0	$21.4	$13.8	$35.4
(Loss) income from unconsolidated investments - fair value	(11.8)	(15.1)	(9.9)	(12.7)
(Loss) income from unconsolidated investments - carried interests Funds	(10.7)	(4.4)	(25.6)	(10.4)
(Loss) income from unconsolidated investments - carried interests co-investments	(1.6)	(3.3)	(3.1)	(8.0)
	$(18.1)	$(1.4)	$(24.8)	$4.3

During the six months ended June 30, 2024, the Company recorded fair value decreases with respect to: (i) certain office properties located in Ireland, United States and the United Kingdom due to a lower market assumptions of vacancy and rental growth (ii) non-cash fair value losses on mortgage debt as previous non-cash fair value gains unwind as loans move closer to maturity dates. These fair value decreases were offset by a non-cash fair value gain with respect to our minority ownership interest in Zonda, a technology based real estate residential housing advisory business that offers construction data

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
providing insights and solutions for leaders in the home building industry, as a result of Zonda's recent completion of a merger transaction.

During the six months ended June 30, 2024, the Company recorded a $25.6 million decrease in the accrual for carried interests in our Funds primarily related to the fair value decreases that we recorded with respect to one of our Western United States commingled funds (as discussed above) and $3.1 million decrease in carried interests on certain separate account platforms that hold multifamily assets in the Western United States. As of June 30, 2024, the Company’s net accrued carried interests receivable totaled $48.6 million.

During the six months ended June 30, 2023, the Company recorded fair value decreases with respect to: (i) office properties in our commingled funds due to cap rate expansion, which also led to the Company recording a decrease of the accrued carried interests with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland due to increased interest rates which led to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and a decrease in value in the Company's minority-ownership investment in Zonda due to decrease in operations. These fair value decreases were offset by (i) fair value increases with respect to the Company's investment in VHH due to the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate (which was set in 2019) mortgage, the resyndication of a property and the sale of retail units at one of the properties; (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar.

During the six months ended June 30, 2023, the Company recorded a $10.4 million decrease in the accrual for carried interests primarily related to the fair value decreases that the Company recorded with respect to two of our Western United States commingled funds as described above. The Company also had an $8.0 million reduction in carried interests on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in carried interests on our European commingled fund due to the increase in value associated with certain investments held by such fund. There is no carried interests structure with respect to our investment in VHH.

Vintage Housing Holdings

    As of June 30, 2024 and December 31, 2023, the carrying value of the Company's investment in VHH was $289.9 million and $285.9 million, respectively. For the six months ended June 30, 2024 VHH had distributions of $6.5 million and equity income pickup of $5.8 million which, included $0.5 million relating to fair value adjustments. The increase in the current year primarily relates to the acquisition of an equity interest in a new property. As of June 30, 2024, VHH totaled 12,294 units including 1,469 units under development.
Capital Commitments
    As of June 30, 2024, Kennedy Wilson had unfulfilled capital commitments totaling $224.0 million to eight of its unconsolidated joint ventures, including $63.5 million relating to four closed-end funds managed by Kennedy Wilson, under their respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2024:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,914.0	$1,914.0
Net currency derivative contracts	—	(8.1)	—	(8.1)
Total	$—	$(8.1)	$1,914.0	$1,905.9
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,927.0	$1,927.0
Net currency derivative contracts	—	(23.7)	—	(23.7)
Total	$—	$(23.7)	$1,927.0	$1,903.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 72 unconsolidated co-investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,811.5 million and $1,793.9 million at June 30, 2024 and December 31, 2023, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $102.5 million and $133.1 million at June 30, 2024 and December 31, 2023, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. See Note 4 for more information on the fluctuations for these investments.
As of June 30, 2024, there were cumulative fair value gains on investments held of $290.6 million.
    In estimating fair value of real estate held by the Funds and the 72 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning balance	$1,918.9	$2,125.5	$1,927.0	$2,093.7
Unrealized and realized gains	15.4	41.7	56.1	98.3
Unrealized and realized losses	(40.3)	(50.7)	(91.3)	(107.1)
Contributions	31.1	42.6	59.0	93.3
Distributions	(13.5)	(42.4)	(26.5)	(72.5)
Foreign exchange	2.4	7.9	(9.6)	19.2
Other	—	50.1	(0.7)	49.8
Ending balance	$1,914.0	$2,174.7	$1,914.0	$2,174.7
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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the six months ended June 30, 2024 and future periods.
In determining estimated fair market values, the Company utilizes two approaches to value real estate, a discounted cash flow analysis and direct capitalization approach.
Discounted cash flow models estimate future cash flows from a buyer's perspective (including terminal values) and compute a present value using a market discount rate. The holding period in the analysis is typically 10 years. This is consistent with how market participants often estimate values in connection with buying real estate but these holding periods can be shorter depending on the life of the structure an investment is held within. The cash flows include a projection of the net sales proceeds at the end of the holding period, computed using a market reversionary capitalization rate.
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
The table below describes the range of unobservable inputs for real estate assets as of June 30, 2024:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.80% —7.20%	7.30% — 9.70%
	Income approach - direct capitalization	4.50% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	5.20% — 9.60%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.80% to 9.30%.

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
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the six months ended June 30, 2024 and future periods.
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2024, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of June 30, 2024 and December 31, 2023 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of June 30, 2024 and the activity during the six months ended June 30, 2024.

(Dollars, Euros and British Pound Sterling in millions)			June 30, 2024		Six Months Ended June 30, 2024
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI Gains (Losses)		Income Statement Gains (Losses)	Interest Expense	Cash Received (Paid)
Outstanding
EUR	USD	€262.5	$5.4	$10.3	$0.2		$7.3	$1.9	$—
EUR(1)	GBP	€40.0	—	1.7	(1.3)		—	—	—
EUR(1)(2)	GBP	€475.0	—	—	13.0		—	—	—
GBP	USD	£445.0	7.2	8.7	0.3		0.5	0.6	—
Total Outstanding			12.6	20.7	12.2		7.8	2.5	—

Settled
EUR	USD		—	—	—		0.5	0.2	(0.7)
GBP	USD		—	—	3.8		—	0.2	(0.7)
Total Settled			—	—	3.8		0.5	0.4	(1.4)
Total			$12.6	$20.7	$16.0	(3)	$8.3	$2.9	$(1.4)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax benefit of $1.0 million.

    The gains recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson. During the six months ended June 30, 2024, the Company reclassified a loss of $8.7 million from other comprehensive income to gain on sale of real estate relating to the sale of the Shelbourne hotel.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the six months ended June 30, 2024, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $20.5 million. As of June 30, 2024, the Company has hedged 105% of the net asset carrying value of its euro denominated investments and 87% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $12.8 million for the six months ended June 30, 2024. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $3.2 million gain recorded in principal co-investments. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $20.5 million for the six months ended June 30, 2023. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $1.7 million gain through principal co-investments for the six months ended June 30, 2023.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    Debt liabilities are accounted for at face value plus net unamortized debt premiums/discounts and any fair value adjustments as part of business combinations. The fair value as of June 30, 2024 and December 31, 2023 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.8 billion and $4.8 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.2 billion and $5.3 billion at June 30, 2024 and December 31, 2023, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
Kennedy Wilson's global debt investment platform consists of two portfolios: our construction lending portfolio, which was established with the acquisition of the construction loan portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and our bridge loan portfolio.
Within its construction loan portfolio, the Company focuses on originating senior loans to high quality sponsors secured primarily by new market-rate apartment or student housing properties across the United States. The current outstanding balance totals $2.6 billion (Kennedy Wilson share of $125.4 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of June 30, 2024, we had unfulfilled capital commitments totaling $103.7 million to our loan portfolio.
The Company's bridge loan portfolio includes loans secured by multifamily, office, retail, industrial and hotel assets in the Western United States and United Kingdom. It also includes certain mezzanine loans that are fixed rate with maturities of 5 to 10 years and are secured by office or multifamily properties in the Western United States.
The Company has loan purchases and originations of $248.3 million and $247.2 million at June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024 the Company had loan income of $8.0 million and $16.1 million, and for the three and six months ended June 30, 2023 the Company had loan income of $4.7 million and $8.4 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a $3.0 million and $8.5 million credit loss reserve recorded in other income. See Note 2 for more detail on CECL reserves.
NOTE 7—OTHER ASSETS
    Other assets consist of the following:

(Dollars in millions)	June 30, 2024	December 31, 2023
Straight line rent receivable	$43.3	$45.8
Goodwill	23.9	23.9
Interest rate caps and swaps	23.6	29.0
Prepaid expenses	13.0	13.1
Hedge assets	12.7	13.3
Deferred taxes, net	9.3	10.0
Right of use asset, net	8.3	8.9
Leasing commissions, net of accumulated amortization of $13.1 and $13.4 at June 30, 2024 and December 31, 2023, respectively	8.0	9.0
Furniture and equipment net of accumulated depreciation of $21.7 and $30.8 at June 30, 2024 and December 31, 2023, respectively	5.5	7.0
Above-market leases, net of accumulated amortization of $40.7 and $42.4 at June 30, 2024 and December 31, 2023, respectively	1.8	2.5
Other	28.7	25.0
Other Assets	$178.1	$187.5

Right of use asset, net

    The Company, as a lessee, has two office leases and two ground leases, which qualify as operating leases, with remaining lease terms of 1 to 235 years. The payments associated with office space leases have been discounted using the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2024 (remainder)	$0.6
2025	1.0
2026	1.3
2027	1.3
2028	1.3
Thereafter	30.8
Total undiscounted rental payments	36.3
Less imputed interest	(28.0)
Right of use asset, net	$8.3
NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of June 30, 2024 and December 31, 2023:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	June 30, 2024	December 31, 2023
Multifamily(1)	Western U.S.	$1,768.6	$1,711.0
Commercial(1)	United Kingdom	442.3	509.9
Commercial(1)	Ireland	322.4	337.8
Commercial	Western U.S.	198.8	258.2
Commercial	Spain	36.4	37.7
Mortgage debt (excluding loan fees)(1)		2,768.5	2,854.6
Unamortized loan fees		(12.2)	(13.7)
Total Mortgage Debt		$2,756.3	$2,840.9
(1) The mortgage debt balances include unamortized debt discount. Debt discount represents the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of June 30, 2024 and December 31, 2023 was $1.3 million and $1.0 million, respectively.
    The Company's mortgage debt had a weighted average interest rate of 5.20% per annum as of June 30, 2024 and 5.10% as of December 31, 2023. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.5% as of June 30, 2024 and December 31, 2023. Additionally, the Company has recorded fair value movements and interest expense savings as the value of the interest rate caps and swaps have increased with rising interest rates. See Interest Rate Caps and Swaps in Note 5 for more detail. As of June 30, 2024, 63% of Kennedy Wilson's property level debt was fixed rate, 35% was floating rate with interest caps and swaps and 2% was floating rate without interest caps and swaps, compared to 65% of Kennedy Wilson's consolidated property level debt was fixed rate, 35% was floating rate with interest caps and swaps and 0% was floating rate without interest caps and swaps, as of December 31, 2023. The weighted average strike price on caps and maturity of Kennedy Wilson's variable rate mortgage debt is 2.77% and approximately 1.2 years, respectively, as of June 30, 2024.
Mortgage Loan Transactions and Maturities

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    During the six months ended June 30, 2024, the Company had one loan that was refinanced with a new loan and had two principal pay downs on debt facilities from proceeds from asset sales.
    The aggregate maturities of mortgage loans as of June 30, 2024 including amortization and the effects of any extension options. In certain cases, extension options will only be granted after meeting certain lender loan covenants.

(Dollars in millions)	Aggregate Maturities
2024 (remainder)(1)	$58.7
2025	172.0
2026	656.5
2027	347.5
2028	339.7
Thereafter	1,195.4
2,769.8
Unamortized debt discount	(1.3)
Unamortized loan fees	(12.2)
Total Mortgage Debt	$2,756.3
(1) The Company is actively negotiating loan extensions and refinances with lenders on these loans.
    As of June 30, 2024, the Company was in compliance with all financial mortgage debt covenants.
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of June 30, 2024 and December 31, 2023:

(Dollars in millions)	June 30, 2024	December 31, 2023
Credit facility	$172.1	$150.4
Senior notes(1):
2029 Notes	601.4	601.5
2030 Notes	600.0	600.0
2031 Notes	601.5	601.6
KW unsecured debt	1,975.0	1,953.5
Unamortized loan fees	(17.6)	(19.2)
Total KW Unsecured Debt	$1,957.4	$1,934.3
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of June 30, 2024 and December 31, 2023 was $2.9 million and $3.1 million, respectively.

Borrowings Under Credit Facilities

    On March 25, 2020, the Kennedy-Wilson, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), the Company and certain of the Company's subsidiaries entered into that certain Second Amended and Restated Credit Agreement (the "Credit Agreement", and the $500 million revolving line of credit thereunder, the "Second A&R Facility") with Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto. On June 12, 2023, the Borrower, the Company, and certain of the Company’s subsidiaries entered into the Second Amendment to the Second A&R Facility (the "Second Amendment"). Pursuant to the terms of the Second Amendment, the LIBOR-based interest rate applicable to borrowings under the Second A&R Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Second Amendment. Loans under the Second A&R Facility bear interest at a rate equal to Daily SOFR or Term SOFR plus an applicable rate between 1.75% and 2.50%, depending on the consolidated leverage ratio as of the applicable measurement date. The Second A&R Facility has a maturity date of September 25, 2024. The Company is in the process of exploring a new facility and has met the conditions precedent to exercise its extension option which would extend the maturity date of the Second A&R Facility by an additional six months.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The Second A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2024, the Company was in compliance with these covenants.
    As of June 30, 2024, the Second A&R Facility had $172.1 million outstanding with $327.9 million available to be drawn.
    The average outstanding borrowings under the Second A&R Facility was $199.9 million during the six months ended June 30, 2024.
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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of June 30, 2024, the maximum balance sheet leverage ratio was 1.3 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
    As of June 30, 2024, the Company was in compliance with all financial covenants.
NOTE 10—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of June 30, 2024 and December 31, 2023:

(Dollars in millions)	June 30, 2024	December 31, 2023
KWE Euro Medium Term Note Programme(1)	$508.2	$523.3
Unamortized loan fees	(0.4)	(0.5)
Total KWE Unsecured Bonds	$507.8	$522.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of June 30, 2024 and December 31, 2023 was $0.7 million and $1.0 million, respectively.
    As of June 30, 2024, KWE has senior unsecured notes for an aggregate principal amount of approximately $508.9 million (based on June 30, 2024 rates) (€475 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $508.2 million, with an annual fixed coupon of 3.25% and mature in November 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2024, Kennedy Wilson recorded a gain of $13.0 million in other comprehensive income due to the weakening of the euro against the GBP during the period.
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
As of June 30, 2024, KWE was in compliance with these covenants.
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

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
$200.0 million in amounts and at times as the Company determines from time to time. During the six months ended June 30, 2024, the Company did not issue any shares under the ATM Program. The ATM program is available through the Company's current shelf registration which expires in March 2025 and the Company has $169.9 million of capacity remaining.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$21.8	$21.8	$16.3	$15.7
Common Stock(1)	49.6	67.2	66.9	69.1
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During each of the six months ended June 30, 2024 and 2023, Kennedy Wilson recognized $11.2 million and $14.4 million of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the six months ended June 30, 2024, Kennedy Wilson repurchased and retired 1,551,955 shares on the open market for $13.2 million under the stock repurchase program. During the six months ended June 30, 2023, Kennedy Wilson did not repurchase any shares under the stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The restricted shares that vested during six months ended June 30, 2024 and 2023 were net-share settled. The total shares withheld during the six months ended June 30, 2024 and 2023 were 129,011 shares and 1,046,430 shares, respectively. During the six months ended June 30, 2024 and 2023, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $1.6 million and $13.4 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of taxes from December 31, 2023 to June 30, 2024:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2023	$(125.7)	$76.5	$3.2	$(46.0)
Unrealized (losses) gains, arising during the period	(20.5)	16.1	—	(4.4)
Deferred taxes on unrealized losses (gains), arising during the period	0.2	(1.0)	—	(0.8)
Amounts reclassified out of AOCI during the period, gross	9.5	(0.8)	—	8.7
Amounts reclassified out of AOCI during the period, tax	(4.2)	0.6	—	(3.6)
Noncontrolling interests	0.1	—	—	0.1
Balance at June 30, 2024	$(140.6)	$91.4	$3.2	$(46.0)
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
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2024	2023	2024	2023
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(59.1)	$39.0	$(32.2)	$(1.8)

Weighted average shares outstanding for basic	137,588,910	139,389,170	138,142,769	138,674,109
Basic (loss) earnings per basic share	$(0.43)	$0.28	$(0.23)	$(0.01)
Weighted average shares outstanding for diluted(1)	137,588,910	139,545,944	138,142,769	138,674,109
Diluted (loss) earnings per diluted share	$(0.43)	$0.28	$(0.23)	$(0.01)
(1)For the three months ended June 30, 2024 and 2023, a total of 39,989,932 and 41,616,847 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the six months ended June 30, 2024 and 2023, a total of 40,160,889 and 41,894,133 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
•Co-Investment Portfolio consists of (i) the co-investments that the Company has made in real estate and real estate-related assets, including loans secured by real estate, through the commingled funds and joint ventures that it manages; and (ii) the fees (including, without limitation, asset management fees and construction management fees); and (iii) carried interests that it earns on its fee bearing capital. The Company typically owns a 5-50% ownership interest in the assets in its Co-Investment Portfolio.
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
Co-Investment Portfolio
     Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) carried interests that we earn on our fee bearing capital The Company utilizes different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
The following tables summarize income activity by segment and corporate for the three and six months ended June 30, 2024 and 2023 and balance sheet data as of June 30, 2024 and December 31, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$97.8	$—	$—	$97.8
Investment management fees	—	26.1	—	26.1
Loans	—	8.0	—	8.0
Other	—	—	0.1	0.1
Total revenue	97.8	34.1	0.1	132.0

Loss from unconsolidated investments
Principal co-investments	—	(5.8)	—	(5.8)
Carried interests	—	(12.3)	—	(12.3)
Loss from unconsolidated investments	—	(18.1)	—	(18.1)

Gain on sale of real estate, net	0.2	—	—	0.2

Expenses
Rental	37.0	—	—	37.0
Compensation and related	7.8	14.0	10.0	31.8
Carried interests compensation	—	(4.5)	—	(4.5)
General and administrative	3.3	4.5	1.7	9.5
Depreciation and amortization	36.4	—	—	36.4
Total expenses	84.5	14.0	11.7	110.2
Interest expense	(39.4)	—	(24.4)	(63.8)
Loss on extinguishment of debt	(0.5)	—	—	(0.5)
Other income (loss)	0.3	(3.0)	3.0	0.3
(Provision for) benefit from income taxes	(2.2)	—	14.0	11.8
Net loss	(28.3)	(1.0)	(19.0)	(48.3)
Net loss attributable to noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(10.9)	(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(28.2)	$(1.0)	$(29.9)	$(59.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$195.2	$—	$—	$195.2
Hotel	9.3	—	—	9.3
Investment management fees	—	47.4	—	47.4
Loans	—	16.1	—	16.1
Other	—	—	0.4	0.4
Total revenue	204.5	63.5	0.4	268.4

Income (loss) from unconsolidated investments
Principal co-investments	—	3.9	—	3.9
Carried interests	—	(28.7)	—	(28.7)
Loss from unconsolidated investments	—	(24.8)	—	(24.8)

Gain on sale of real estate, net	106.6	—	—	106.6

Expenses
Rental	74.2	—	—	74.2
Hotel	7.6	—	—	7.6
Compensation and related	17.5	22.1	19.8	59.4
Carried interests compensation	—	(10.0)	—	(10.0)
General and administrative	7.1	7.4	3.3	17.8
Depreciation and amortization	75.3	—	—	75.3
Total expenses	181.7	19.5	23.1	224.3
Interest expense	(79.3)	—	(49.2)	(128.5)
Loss on extinguishment of debt	(0.2)	—	—	(0.2)
Other income (loss)	3.0	(8.5)	12.6	7.1
(Provision for) benefit from income taxes	(14.4)	—	(0.5)	(14.9)
Net income (loss)	38.5	10.7	(59.8)	(10.6)
Net loss attributable to noncontrolling interests	0.2	—	—	0.2
Preferred dividends	—	—	(21.8)	(21.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$38.7	$10.7	$(81.6)	$(32.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	15.5	—	—	15.5
Investment management fees	—	19.1	—	19.1
Loans	—	4.7	—	4.7
Other	—	—	0.6	0.6
Total revenue	122.1	23.8	0.6	146.5

Income (loss) from unconsolidated investments
Principal co-investments	—	6.3	—	6.3
Carried interests	—	(7.7)	—	(7.7)
Income from unconsolidated investments	—	(1.4)	—	(1.4)

Gain on sale of real estate, net	89.0	—	—	89.0

Expenses
Rental	38.7	—	—	38.7
Hotel	9.7	—	—	9.7
Compensation and related	13.4	10.1	13.5	37.0
Carried interests compensation	—	(1.1)	—	(1.1)
General and administrative	4.3	2.5	1.9	8.7
Depreciation and amortization	40.1	—	—	40.1
Total expenses	106.2	11.5	15.4	133.1
Interest expense	(41.0)	—	(25.0)	(66.0)
Loss on extinguishment	(1.7)	—	—	(1.7)
Other income	13.0	—	11.3	24.3
Provision for income taxes	(6.2)	—	(4.1)	(10.3)
Net income (loss)	69.0	10.9	(32.6)	47.3
Net loss attributable to noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(8.4)	(8.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$69.1	$10.9	$(41.0)	$39.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$213.2	$—	$—	$213.2
Hotel	26.1	—	—	26.1
Investment management fees	—	30.1	—	30.1
Loans	—	8.4	—	8.4
Other	—	—	0.9	0.9
Total revenue	239.3	38.5	0.9	278.7

Income (loss) from unconsolidated investments
Principal co-investments	—	22.7	—	22.7
Carried interests	—	(18.4)	—	(18.4)
Income from unconsolidated investments	—	4.3	—	4.3

Gain on sale of real estate, net	108.2	—	—	108.2

Expenses
Rental	75.3	—	—	75.3
Hotel	17.6	—	—	17.6
Compensation and related	23.2	18.5	25.9	67.6
Carried interests compensation	—	0.5	—	0.5
General and administrative	7.9	5.7	3.5	17.1
Depreciation and amortization	79.5	—	—	79.5
Total expenses	203.5	24.7	29.4	257.6
Interest expense	(78.2)	—	(50.1)	(128.3)
Loss on extinguishment of debt	(1.6)	—	—	(1.6)
Other income	12.0	—	9.3	21.3
(Provision for) benefit from income taxes	(8.0)	—	1.6	(6.4)
Net income (loss)	68.2	18.1	(67.7)	18.6
Net income attributable to noncontrolling interests	(4.1)	—	—	(4.1)
Preferred dividends	—	—	(16.3)	(16.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$64.1	$18.1	$(84.0)	$(1.8)

(Dollars in millions)	June 30, 2024	December 31, 2023
Total assets
Consolidated	$5,056.0	$5,196.3
Co-investment	2,304.3	2,316.3
Corporate	135.0	199.5
Total assets	$7,495.3	$7,712.1

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
    During the six months ended June 30, 2024, the Company generated pre-tax book income of $4.3 million related to its global operations and recorded a tax provision of $14.9 million. The tax expense for the period is above the U.S. statutory tax rate. Significant items impacting the quarterly tax provision include: increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE and tax charges associated with non-deductible executive compensation under IRC Section 162(m). During the period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy European real estate assets increased as a result of KWE realizing higher taxable income than book income on the disposition of real estate and impairment losses not recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of June 30, 2024 and December 31, 2023; consolidating statements of operations for the three and six months ended June 30, 2024 and 2023, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2024 or 2023.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$66.4	$119.5	$180.6	$—	$366.5
Accounts receivable	—	1.0	21.2	19.2	—	41.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,501.3	3,103.7	—	4,605.0
Unconsolidated investments	—	13.9	661.0	1,381.1	—	2,056.0
Investments in and advances to consolidated subsidiaries	1,697.2	3,820.6	2,385.0	—	(7,902.8)	—
Loan purchases and originations, net of allowance for credit losses	—	0.6	216.0	31.7	—	248.3
Other assets	—	58.3	50.4	69.4	—	178.1
Total assets	$1,697.2	$3,960.8	$4,954.4	$4,785.7	$(7,902.8)	$7,495.3

Liabilities and equity
Liabilities
Accounts payable	$—	$0.6	$5.8	$5.7	$—	$12.1
Accrued expenses and other liabilities	27.7	305.6	105.6	112.4	—	551.3
Mortgage debt	—	—	1,022.4	1,733.9	—	2,756.3
KW unsecured debt	—	1,957.4	—	—	—	1,957.4
KWE unsecured bonds	—	—	—	507.8	—	507.8
Total liabilities	27.7	2,263.6	1,133.8	2,359.8	—	5,784.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,669.5	1,697.2	3,820.6	2,385.0	(7,902.8)	1,669.5
Noncontrolling interests	—	—	—	40.9	—	40.9
Total equity	1,669.5	1,697.2	3,820.6	2,425.9	(7,902.8)	1,710.4
Total liabilities and equity	$1,697.2	$3,960.8	$4,954.4	$4,785.7	$(7,902.8)	$7,495.3

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$69.4	$62.6	$—	$132.0

Income (loss) from unconsolidated investments	—	0.1	(8.5)	(9.7)	—	(18.1)

Gain on sale of real estate, net	—	—	—	0.2	—	0.2

Total expenses	6.0	18.9	39.5	45.8	—	110.2

Loss from consolidated subsidiaries	(42.5)	(15.9)	(22.4)	—	80.8	—
Interest expense	—	(24.4)	(10.6)	(28.8)	—	(63.8)
Loss on early extinguishment of debt	—	—	—	(0.5)	—	(0.5)
Other income (loss)	0.2	2.7	(4.1)	1.5	—	0.3
Loss before benefit from (provision for) income taxes	(48.3)	(56.4)	(15.7)	(20.5)	80.8	(60.1)
Benefit from (provision for) income taxes	—	13.9	(0.2)	(1.9)	—	11.8
Net loss	(48.3)	(42.5)	(15.9)	(22.4)	80.8	(48.3)
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(10.9)	—	—	—	—	(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(59.2)	$(42.5)	$(15.9)	$(22.3)	$80.8	$(59.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$132.3	$136.1	$—	$268.4

Income (loss) from unconsolidated investments	—	0.4	(18.5)	(6.7)	—	(24.8)

Gain on sale of real estate, net	—	0.8	21.6	84.2	—	106.6

Total expenses	11.2	33.7	76.6	102.8	—	224.3

Income from consolidated subsidiaries	0.3	70.2	43.0	—	(113.5)	—
Interest expense	—	(49.2)	(21.3)	(58.0)	—	(128.5)
Gain (loss) on early extinguishment of debt	—	—	0.3	(0.5)	—	(0.2)
Other income (loss)	0.3	12.3	(10.2)	4.7	—	7.1
(Loss) income before provision for income taxes	(10.6)	0.8	70.6	57.0	(113.5)	4.3
Provision for income taxes	—	(0.5)	(0.4)	(14.0)	—	(14.9)
Net (loss) income	(10.6)	0.3	70.2	43.0	(113.5)	(10.6)
Net loss attributable to the noncontrolling interests	—	—	—	0.2	—	0.2
Preferred dividends	(21.8)	—	—	—	—	(21.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(32.4)	$0.3	$70.2	$43.2	$(113.5)	$(32.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$63.7	$82.8	$—	$146.5

(Loss) income from unconsolidated investments	—	(0.1)	(19.1)	17.8	—	(1.4)

Gain (loss) on sale of real estate, net	—	—	94.5	(5.5)	—	89.0

Total expenses	7.3	25.0	42.2	58.6	—	133.1

Income from consolidated subsidiaries	54.5	97.4	15.0	—	(166.9)	—
Interest expense	—	(24.9)	(12.6)	(28.5)	—	(66.0)
Loss on early extinguishment of debt	—	—	(1.5)	(0.2)	—	(1.7)
Other income (loss)	0.1	11.3	(0.2)	13.1	—	24.3
Income before provision for income taxes	47.3	58.7	97.6	20.9	(166.9)	57.6
Provision for income taxes	—	(4.2)	(0.2)	(5.9)	—	(10.3)
Net income	47.3	54.5	97.4	15.0	(166.9)	47.3
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(8.4)	—	—	—	—	(8.4)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$38.9	$54.5	$97.4	$15.1	$(166.9)	$39.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$120.1	$158.5	$—	$278.7

(Loss) income from unconsolidated investments	—	(0.1)	(46.0)	50.4	—	4.3

Gain on sale of real estate, net	—	—	98.2	10.0	—	108.2

Total expenses	14.9	42.0	86.2	114.5	—	257.6

Income from consolidated subsidiaries	33.3	114.7	52.5	—	(200.5)	—
Interest expense	—	(50.1)	(23.4)	(54.8)	—	(128.3)
(Loss) gain on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income	0.2	9.2	0.7	11.2	—	21.3
Income before benefit from (provision for) income taxes	18.6	31.8	113.9	61.2	(200.5)	25.0
Benefit from (provision for) income taxes	—	1.5	0.8	(8.7)	—	(6.4)
Net income	18.6	33.3	114.7	52.5	(200.5)	18.6
Net income attributable to the noncontrolling interests	—	—	—	(4.1)	—	(4.1)
Preferred dividends	(16.3)	—	—	—	—	(16.3)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$2.3	$33.3	$114.7	$48.4	$(200.5)	$(1.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 16 - SUBSEQUENT EVENTS

The Company sold its only remaining wholly-owned investment in Spain (a 337,000 square foot retail property) for $71.0 million, resulting in $35.0 million of cash to KW. The sale increases cash received from our non-core asset sales in 2024 to $301.0 million.

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

Company Overview

We are a real estate investment company with over $27 billion of Real Estate Assets Under Management (“AUM”) in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, in our markets, we focus on (i) investing in the rental housing sector(both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). We have recently focused on growing our investment management and co-investment platform whereby we invest a minority position (with the potential for carried interest) and earn our pro-rata share of income as well as asset management fees in our role as asset manager. During the six months ended June 30, 2024, our investment management platform generated a total of $47.4 million of asset management fees representing a growth of 57% over the same period in 2023.

For the six months ended June 30, 2024, our 241 employees managed a total of $27.1 billion (which includes a total of approximately 60,000 multifamily units we hold ownership interest in (38,580 units) or finance (21,000 units)) of AUM. Over the past several years, in line with our focus on the growth of our investments in housing and the continued execution of our capital recycling plan and our recent non-core asset disposition plan, our global investment portfolio has significantly evolved to be weighted heavily in equity and debt investments in the rental housing sector (multifamily, both market rate and affordable, and student housing). The table below details key metrics and information of our global investment portfolio (in total and in each of our segments):

	Total	Consolidated	Co-Investments
AUM (billions)(1)	$27.1	$13.1	$14.0
Multifamily units - market rate(1)	26,286	10,192	16,094
Multifamily units - affordable(1)	12,294	—	12,294
US Office square feet (millions)(1)	6.0	1.4	4.6
Europe Office feet square feet (millions)(1)	4.8	2.9	1.9
Industrial square feet (millions)(1)	12.3	—	12.3
Retail square feet (millions)(1)	2.9	1.4	1.5
Hotels(1)	—	—	1
Real estate debt investments - 100% (billions)	$8.0	$—	$8.0
(1)Includes amounts for properties that are stabilized, under development and unstabilized.

As of June 30, 2024, the $25.9 billion of operating properties and real estate loans within our AUM produced total revenue of $976.7 million (KW's share of which was $368.3 million) for the six months ended June 30, 2024 compared to $22.3 billion of operating properties and real estate loans with total revenue of $768.9 million (KW's share of which was $363.3 million) during the same period in 2023. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Japan, also managed the consummation of $329.2 million of gross acquisitions (KW share of 18.3%) and originated $1.7 billion of construction loans (KW share of $41.7 million) which will fund at future dates and funded $511.2 million (KW share of $22.8 million) on previously originated loans. We also had $404.1 million of gross dispositions and $304.7 million of loan repayments (KW's ownership interest of 90.7% and 5%) during the six months ended June 30, 2024.

Our business is comprised of two segments.

Our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office and retail properties. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees. Additionally, with respect to certain of these structures that we manage and invest our capital in, alongside our equity partners, we have the potential to receive carried interest on our equity investment in such co-investment structures. As of June 30, 2024, our fee-bearing capital was $8.7 billion and we recognized $47.4 million in base investment management fees and had $35 million in net accrued carried interests receivable (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment), which included a write down of $28.7 million of carried interests during the six months ended June 30, 2024. We generally invest in the joint ventures and commingled funds that we manage.
In our Co-Investment Portfolio, 93% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-Investment Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $42.0 million over the next two years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flows from investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.
Investment Approach
    The following is our investment approach:
•Identify markets with an attractive investment landscape and the potential for growth
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, primarily through our investment management platform with strategic partners and funds that we manage
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets

Quarter to Date and Year to Date Highlights

During the three months ended June 30, 2024, we achieved the following accomplishments:
•We completed lease-up across five multifamily communities in the Western U.S. and Dublin, Ireland, totaling 1,436 units.
•Originated $949 million ($23.7 million at our share) of new senior construction loans through our debt investment platform
•Generated total investment management fees of $26 million, an increase of 27% from the second quarter of 2023
•Continued to see strength in our stabilized multifamily portfolio which saw same-store occupancy grow by 0.8% to 94.6%, same-property revenue growth of 3.6%, and same-property NOI growth of 2.8%

For the three months ended June 30, 2024, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $59.1 million as compared to a net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $39.0 million for the same period in 2023. These results include non-cash expenses including total depreciation and amortization, changes in fair-value movements, and share based compensation of $62.7 million and $69.8 million for the three months ended June 30, 2024 and June 30, 2023, respectively. For the three months ended June 30, 2024 we had Adjusted EBITDA of $79.3 million as compared to $195.1 million for the same period in 2023. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders is primarily due to lower gains on sale of real estate as there were no sales in the current period as compared to $89.0 million of gains on sale of real estate in the same period in 2023. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the three months ended June 30, 2024 was also due to a $8.1 million decrease in the Company’s income from unconsolidated investments as a result of the Company no longer capitalizing the expenses attributed to recently completed development projects (primarily the Kona Village Hotel in Kona, Hawaii and Coopers Cross Office in Dublin, Ireland) in accordance with GAAP. Such completed projects are currently being stabilized and leased and as such are generating more expenses than revenue. Once stabilized, these properties are expected to contribute meaningfully to the Company’s net operating income. There was also lower NOI from hotel operations as the Shelbourne hotel was sold in the first quarter 2024. These decreases were offset by higher investment management fees and interest income from our real estate debt platform during the three months ended June 30, 2024 as compared to the prior period.

During the six months June 30, 2024, we achieved the following accomplishments:
•Originated $1.7 billion of new senior construction loans through our debt investment platform
•Generated total investment management fees of $47 million, an increase of 57% from the second months ended June 30, 2023
•Continued to see strength in our stabilized multifamily portfolio which saw same-store occupancy grow by 0.4% to 94.7%, same-property revenue growth of 3.4%, and same-property NOI growth of 2.4%
•Generated $300 million of cash from asset sales and loan repayments (excluding closing costs)
•Grew Fee-Bearing Capital by 3.6% to a record $8.7 billion

For the six months ended June 30, 2024, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $32.2 million as compared to a net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $1.8 million for the same period in 2023. For the six months ended June 30, 2024 we had Adjusted EBITDA of $282.5 million as compared to $286.0 million for the same period in 2023. These results include non-cash expenses including total depreciation and amortization, changes in fair-value movements, and share based compensation of $116.6 million and $126.8 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the six months ended June 30, 2024 was also due to a $14.3 million decrease in the Company’s income from unconsolidated investments as a result of the Company no longer capitalizing the expenses attributed to recently completed development projects in accordance with GAAP as described in the paragraph above. There was also lower NOI from hotel operations as the Shelbourne hotel was sold in the first quarter 2024 and we also had lower fair value gains on interest rate derivatives during the six months ended June 30, 2024. These decreases were offset by higher investment management fees and interest income from our real estate lending platform.

In our Co-Investment portfolio, we had $13.8 million of realized operating results and recorded non-cash fair value losses and unrealized carried interests declines of $38.6 million during the six months ended June 30, 2024 as compared to $35.4 million of realized operating performance and $31.1 million of non-cash fair value losses and unrealized carried interests decreases during the same period in 2023. We had fair value losses and carried interests write downs primarily relating to lower market assumptions of vacancy and rental growth on office properties in the Western United States, Ireland and United Kingdom. Declines in certain office investments in our United States commingled funds lead to the reversal of previously accrued carried interests. Such fair value losses were offset by a $21.8 million fair value gain on our minority investment in Zonda which closed a merger transaction during the first quarter of 2024 which led to synergy opportunities and increase in earnings in that business. Operating results declined due to losses at recently completed development projects (as described above) as they work towards stabilizing operations and occupancy. The properties were not in service in the six months ended June 30, 2023 and any costs associated with the properties were capitalized as they were still under development during such period.
    In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the six months ended June 30, 2024 dating back to 2020.

	Three Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2024	2023	2022	2021	2020
GAAP
Revenues	$132.0	$146.5	$136.1	$108.4	$107.1
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(59.1)	39.0	(9.0)	215.4	(42.1)
Basic (loss) earnings per share of common stock	(0.43)	0.28	(0.07)	1.55	(0.30)
Diluted (loss) earnings per share of common stock	(0.43)	0.28	(0.07)	1.53	(0.30)
Non-GAAP(1)
Adjusted EBITDA	$79.3	$195.1	$118.4	$410.2	$72.8
% change	(59)%	65%	(71)%	463%	—%
Adjusted Net (Loss) Income	$(16.8)	$86.0	$41.4	$264.6	$12.0
Adjusted Net (Loss) Income percentage change	(120)%	108%	(84)%	2,105%	—%
Non-cash fair value (losses) gains	$(11.8)	$(15.1)	$15.9	$26.8	$10.7
Non-cash carried interests (decreases) increases	$(12.3)	$(7.7)	$(8.7)	$16.2	$(0.2)
Consolidated NOI	$58.9	$71.7	$76.3	$60.6	$63.4
% change	(18)%	(6)%	26%	(4)%	—%
JV NOI	$46.5	$41.7	$39.8	$27.0	$22.8
% change	12%	5%	47%	18%	—%
Fee-bearing capital	$8.7	$7.9	$5.3	$4.5	$3.5
% change	10%	49%	18%	29%	—%
AUM	$27.1	$25.1	$22.6	$18.5	$18.9
% change	8%	11%	22%	(2)%	—%

	Six Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2024	2023	2022	2021	2020
GAAP
Revenues	$268.4	$278.7	$260.8	$207.8	$230.4
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(32.2)	(1.8)	25.8	209.8	(52.0)
Basic (loss) earnings per share of common stock	(0.23)	(0.01)	0.19	1.51	(0.37)
Diluted (loss) earnings per share of common stock	(0.23)	(0.01)	0.19	1.50	(0.37)
Non-GAAP(1)
Adjusted EBITDA	$282.5	$286.0	$278.5	$537.8	$184.8
% change	(1)%	3%	(48)%	191%	—%
Adjusted Net Income	53.7	91.3	126.8	311.6	56.8
Adjusted Net Income percentage change	(41)%	(28)%	(59)%	449%	—%
Non-cash fair value (losses) gains	$(9.9)	$(12.7)	$72.5	$32.1	$8.8
Non-cash carried interests (decreases) increases	$(28.7)	$(18.4)	$18.5	$15.8	$(1.1)
Consolidated NOI	$118.6	$142.5	$145.7	$113.8	$133.7
% change	(17)%	(2)%	28%	(15)%	—%
JV NOI	$90.7	$83.2	$78.5	$53.4	$52.7
% change	9%	6%	47%	1%	—%
Fee-bearing capital	$8.7	$7.9	$5.3	$4.5	$3.5
% change	10%	49%	18%	29%	—%
AUM	$27.1	$25.1	$22.6	$18.5	$18.9
% change	8%	11%	22%	(2)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of June 30, 2024 and as of December 31, 2023 through 2020:

	June 30,	December 31,
(in millions)	2024	2023	2022	2021	2020
Cash and cash equivalents	$366.5	$313.7	$439.3	$524.8	$965.1
Total assets	7,495.3	7,712.1	8,271.8	7,876.5	7,329.0
Mortgage debt	2,756.3	2,840.9	3,018.0	2,959.8	2,589.8
KW unsecured debt	1,957.4	1,934.3	2,062.6	1,852.3	1,332.2
KWE unsecured bonds	507.8	522.8	506.4	622.8	1,172.5
Kennedy Wilson equity	1,669.5	1,755.1	1,964.0	1,777.6	1,644.5
Noncontrolling interests	40.9	43.3	46.4	26.3	28.2
Total equity	1,710.4	1,798.4	2,010.4	1,803.9	1,672.7
Common shares outstanding	137.4	138.7	137.8	138.0	141.4

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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees, and/or acquisition and disposition fees); and (iii) carried interests. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership in our Co-Investment Portfolio assets of 40% as of June 30, 2024.
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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of June 30, 2024 and December 31, 2023. This table does not include amounts from our corporate segment such as corporate cash and the KWI Notes.

($ in millions)	June 30, 2024	December 31, 2023
Cash(1)	$228.7	$184.2
Real estate	4,605.0	4,837.3
Accounts receivable and other assets	123.1	146.1
Total Assets	$4,956.8	$5,167.6

Accounts payable, accrued expenses and other liabilities	143.0	154.3
Mortgage debt	2,756.3	2,840.9
KWE bonds	507.8	522.8
Total Liabilities	3,407.1	3,518.0

Equity	$1,549.7	$1,649.6
(1)Excludes $137.8 million and $129.5 million as of June 30, 2024 and December 31, 2023, respectively, of corporate non-property level cash.
Co-Investment Portfolio
    Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds, joint ventures and platforms that we manage; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) carried interests. We utilize different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.
The table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 93%), at our share of the underlying investments as of June 30, 2024 and December 31, 2023. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	June 30, 2024	December 31, 2023
Cash	$125.5	$94.8
Real estate	4,575.0	4,619.7
Loans	260.3	259.3
Accounts receivable and other assets	238.5	227.3
Total Assets	$5,199.3	$5,201.1

Accounts payable and accrued expenses	140.1	125.0
Mortgage debt	2,754.9	2,759.8
Total Liabilities	2,895.0	2,884.8

Equity	$2,304.3	$2,316.3
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of June 30, 2024, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds
    We currently have investments in four closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our three U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of June 30, 2024, our weighted average ownership interest in the commingled funds that we manage was 13%.
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
Our global multifamily portfolio has 38,580 units as of June 30, 2024, consisting of 35,869 stabilized units and 2,711 units that are undergoing lease up or are in the process of being developed.
    As of June 30, 2024, we hold ownership interests in 152 assets that include 10,192 consolidated market rate multifamily apartment units, 16,094 market rate units within our Co-Investment Portfolio and 12,294 affordable units in our VHH platform. The unit counts above include units that are unstabilized and undergoing development. Our largest Western United States multifamily regions are the Mountain West region (which includes our investments in Idaho, Utah, Nevada, Arizona and New Mexico) and the Pacific Northwest (primarily the state of Washington). The remainder of the Western United States portfolio is located in Northern and Southern California. In Ireland we focus on Dublin city center and the suburbs of the city.

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

We hold an approximate 50% interest in VHH which acts as the general partner (developer/asset manager) of 58 affordable housing projects totaling 12,294 units (including 13 investments held without a tax credit investor (“tax credit limited partner”), and 45 investments held with a tax credit limited partner). Included in the portfolio are 10,825 operating units and 1,469 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted of a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

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

During the six months ended June 30, 2024, we received $5.1 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $53.5 million of proceeds from VHH, including $10.3 million from recurring monthly distributions, $4.1 million from paid developer fees at conversion and $39.1 million from sales and refinancings.

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

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of June 30, 2024 we have contributed an additional $162.7 million into VHH and have received $360.0 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $289.9 million as of June 30, 2024. Since our acquisition in 2015, we have recorded $320.5 million worth of fair value gains on our investment in VHH, including $0.5 million during the six months ended June 30, 2024.

The value of our investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 6.25% - 7.20% with discount rates ranging from 8.75% - 9.70%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the six months ended June 30, 2024, the various valuation methodologies produced results that are within a 5% range.
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
    As of June 30, 2024, we hold investments in 53 office properties totaling over 10.8 million square feet, 117 industrial properties totaling 12.3 million square feet and 11 retail properties totaling 2.9 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California, Spain and Italy. Our Consolidated portfolio held over 4.3 million square feet of office space and 1.4 million square feet of retail space. Our Co-Investment Portfolio has 6.5 million square feet of office space, 12.3 million square feet of industrial space and 1.5 million square feet of retail space. Please also see Other Items below for a discussion of certain commercial investments.

    Real Estate Credit
     We have a global credit platform that has a total current capacity of $12 billion with $8.0 billion currently invested or committed to future fundings as of June 30, 2024. Our global credit platform, which includes institutional partners across insurance and sovereign wealth funds, invests across the entire real estate credit capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global credit investment platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
The Construction Loan Portfolio consists of variable rate senior loans that are secured by high-quality, institutional commercial real estate, primarily multifamily and student housing properties, located across the U.S. capitalized by experienced, well-capitalized real estate owners and operators. Our construction loan originations typically finance 50% to 60% of the cost to construct the underlying properties, with loan fundings typically occurring after sponsor capital has been invested. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance during the construction period, with principal and interest being paid at maturity. The bridge loan portfolio consists of predominantly variable rate loans, with terms that are generally three-years with one or two 12 month extension options. Our bridge loans are secured by multifamily, office, retail, industrial and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by multifamily or office properties in the Western United States.

    As of June 30, 2024, we held interests in 115 loans, 84% that have floating interest rates, located in the United States and the United Kingdom, with an average interest rate to Kennedy Wilson of 9.1% per annum and an unpaid principal balance ("UPB") of $5.1 billion of real estate debt (of which our share was a UPB of $271.2 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of June 30, 2024, our loans had unfulfilled capital commitments totaling $2.9 billion (our share of which was $103.7 million). In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.

Due to certain prevailing market conditions or other circumstance on a case by case basis, we have stopped and may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all options of recouping our loan investments including, without limitation, pursuing a foreclosure action to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. We have three loans (in our bridge loan portfolio and secured by multifamily properties) out of the 115 loans in our global debt platform with a $8.6 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies, which may include taking control of the underlying collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.

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

Development and Redevelopment

    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of June 30, 2024, we have 498 multifamily units we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $107 million (approximately 61% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing. For the remainder of the year, we currently expect to spend an additional $42 million to develop to completion or complete the entitlement process on these projects. Of such $42 million, we currently expect $10 million of it to be funded through cash from us and the remaining to be financed with proceeds from investment level borrowings. This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.

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
    As of June 30, 2024, we held 12 investments that are primarily comprised of 1,069 residential acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. As of June 30, 2024, these investments had a gross asset value of $237.0 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.
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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the three months ended June 30, 2024 and future periods.

    As of June 30, 2024, $1.9 billion or 93% of our investments in our Co-Investment Portfolio (26% of total assets) were held at estimated fair value. As of June 30, 2024, there were cumulative fair value gains on investments held of $290.6 million, which comprises 15% of the $1.9 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $320.5 million of the $290.6 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the six months ended June 30, 2024, we recorded $9.9 million and $28.7 million, respectively, of net non-cash fair value losses and write downs of carried interests on Co-Investment portfolio investments.

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
The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit partners (where applicable). This methodology assumes ordinary distributions and future sale of the underlying property after the tax credit period has expired. The average cap rates assumed at sale range from 6.25% - 7.20% with discount rates ranging from 8.75% - 9.70%. Additionally, the value of our investment in VHH is also corroborated through applying multiples to VHH’s various streams of annual cash flows using public company peer multiples for recurring free cash flow (ordinary distributions) and promote (paid developer fees) and total cash flow. During the six months ended June 30, 2024, the various valuation methodologies produced results that are within a 5% range.

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily	Income approach - discounted cash flow	5.80% —7.20%	7.30% — 9.70%
	Income approach - direct capitalization	4.50% — 5.80%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	5.20% — 9.60%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.80% to 9.30%.

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
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the six months ended June 30, 2024 and future periods.
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
    The table below details the changes in the Company's AUM for the six months ended June 30, 2024:

(in millions)	December 31, 2023	Increases	Decreases	June 30, 2024
AUM	$24,542.9	$3,726.3	$(1,163.1)	$27,106.1
    AUM increased 10.4% to approximately $27.1 billion as of June 30, 2024. The increase is due to the inclusion of future loan commitments, asset acquisitions in our comingled funds and loan fundings in our debt platform. These increases were offset by consolidated asset sales and fair value losses in our Co-Investment portfolio.
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
Kennedy Wilson Consolidated Financial Results: Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30, 2024
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$97.8	$—	$—	$97.8
Investment management fees	—	26.1	—	26.1
Loans	—	8.0	—	8.0
Other	—	—	0.1	0.1
Total revenue	97.8	34.1	0.1	132.0
Loss from unconsolidated investments
Principal co-investments	—	(5.8)	—	(5.8)
Carried interests	—	(12.3)	—	(12.3)
Loss from unconsolidated investments	—	(18.1)	—	(18.1)

Gain on sale of real estate, net	0.2	—	—	0.2

Expenses
Rental	37.0	—	—	37.0
Compensation and related	7.8	14.0	10.0	31.8
Carried interests compensation	—	(4.5)	—	(4.5)
General and administrative	3.3	4.5	1.7	9.5
Depreciation and amortization	36.4	—	—	36.4
Total expenses	84.5	14.0	11.7	110.2
Interest expense	(39.4)	—	(24.4)	(63.8)
Other income (loss)	0.3	(3.0)	3.0	0.3
(Provision for) benefit from income taxes	(2.2)	—	14.0	11.8
Net loss	(27.8)	(1.0)	(19.0)	(47.8)
Net loss attributable to the noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(10.9)	(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(27.7)	(1.0)	(29.9)	(58.6)
Add back (less):
Interest expense	39.4	—	24.4	63.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	33.2	—	33.2
Depreciation and amortization	36.4	—	—	36.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.1	—	1.1
Provision for (benefit from) income taxes	2.2	—	(14.0)	(11.8)
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.7)	—	—	(1.7)
Preferred dividends	—	—	10.9	10.9
Share-based compensation	—	—	6.0	6.0
Adjusted EBITDA(1)	$48.4	$33.5	$(2.6)	$79.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	15.5	—	—	15.5
Investment management fees	—	19.1	—	19.1
Loans	—	4.7	—	4.7
Other	—	—	0.6	0.6
Total revenue	122.1	23.8	0.6	146.5
Income (loss) from unconsolidated investments
Principal co-investments	—	6.3	—	6.3
Carried interests	—	(7.7)	—	(7.7)
Loss from unconsolidated investments	—	(1.4)	—	(1.4)

Gain on sale of real estate, net	89.0	—	—	89.0

Expenses
Rental	38.7	—	—	38.7
Hotel	9.7	—	—	9.7
Compensation and related	13.4	10.1	13.5	37.0
Carried interests compensation	—	(1.1)	—	(1.1)
General and administrative	4.3	2.5	1.9	8.7
Depreciation expense	40.1	—	—	40.1
Total expenses	106.2	11.5	15.4	133.1
Interest expense	(41.0)	—	(25.0)	(66.0)
Loss on early extinguishment of debt	(1.7)	—	—	(1.7)
Other income	13.0	—	11.3	24.3
Provision for income taxes	(6.2)	—	(4.1)	(10.3)
Net income (loss)	69.0	10.9	(32.6)	47.3
Net loss attributable to the noncontrolling interests	0.1	—	—	0.1
Preferred dividends	—	—	(8.4)	(8.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	69.1	10.9	(41.0)	39.0
Add back (less):
Interest expense	41.0	—	25.0	66.0
Loss on early extinguishment of debt	1.7	—	—	1.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	23.3	—	23.3
Depreciation and amortization	40.1	—	—	40.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Provision for income taxes	6.2	—	4.1	10.3
Kennedy Wilson's share of taxes included in unconsolidated investments	—	—	—	—
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Preferred dividends	—	—	8.4	8.4
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$156.2	$35.1	$3.8	$195.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
Financial Highlights

    GAAP net (loss) income to common shareholders was a loss of $58.6 million and income $39.0 million for the three months ended June 30, 2024 and 2023, respectively.
    Adjusted EBITDA was $79.3 million and $195.1 million for the three months ended June 30, 2024 and 2023, respectively.

The decrease in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to lower gains on sale of real estate, net in the current period as compared to the three months ended June 30, 2023.
    Operational Highlights
    Same store property highlights for the three months ended June 30, 2024 include:
•For our 18,003 same property market rate multifamily units for the three months ended June 30, 2024 as compared to the prior period:
◦occupancy increased 1.7% to 94.5%
◦net operating income increased by 2.8%
◦total revenues increased by 3.4%
•For our 9,157 same property affordable rate multifamily units for the three months ended June 30, 2024 as compared to the prior period:
◦occupancy was down 1.7% to 95.0%
◦net operating income increased by 3.0%
◦total revenues increased by 4.8%
•For 3.9 million square feet of same property office real estate for the three months ended June 30, 2024 as compared to the prior period:
◦occupancy increased to 93.5% from 93.1%
◦net operating income increased by 6.5%
◦total revenues increased by 5.1%
•Investment Transactions
◦Co-Investment Portfolio:
▪Completed $235.0 million in gross real estate acquisitions, including $110 million invested in a 300k sq ft industrial property in the United Kingdom. In total, the Company had a 18.3% ownership interest.
▪Originated $949.1 million in new construction loans, completed $301.2 million in additional fundings on existing loans, and realized $248.2 million in repayments, the Company’s share of which were $23.7 million, $12.9 million and $12.4 million respectively.

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

	Three Months Ended June 30, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.2)	—%	$—	—%	$(0.2)	—%
Net (loss) income	(0.8)	(1)%	1.9	3%	1.1	2%
Adjusted EBITDA	(1.0)	(1)%	1.7	2%	0.7	1%

	Three Months Ended June 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$1.9	1%	$0.1	—%	$2.0	1%
Net (loss) income	(0.8)	(2)%	(0.2)	(1)%	(1.0)	(3)%
Adjusted EBITDA	0.5	—%	(0.1)	—%	0.4	—%
Consolidated Portfolio Segment
    Rental income was $97.8 million for the three months ended June 30, 2024 as compared to $106.6 million for the same period in 2023. The $8.8 million decrease is primarily due to asset sales the majority of which were non-core assets in Europe and the Western United States as well as deconsolidations of multifamily properties in the prior year as a result of recapitalizations that resulted in the Company not maintaining sole control of the investments. These decreases have been offset by new leases at an office property in the Western United States and certain multifamily developments that have been completed and are now operating properties.
    Hotel income was $15.5 million for the three months ended June 30, 2023 with no comparable activity in the current period as our sole consolidated hotel the Shelbourne was sold in the first quarter of 2024.
Gain on sale of real estate, net was $0.2 million for the three months ended June 30, 2024 as compared to $89.0 million during the same period in 2023. There was minimal sales activity of consolidated assets in the current period. The gain recognized during the three months ended June 30, 2023 relates to the sale of equity interests in three Western United States multifamily properties into various Co-Investment platforms which triggered deconsolidation as described above. The gain on sale of real estate, net includes an impairment loss of $4.4 million on non-core retail assets that are being marketed for sale in Ireland and the United Kingdom.
    Rental expenses was $37.0 million for the three months ended June 30, 2024 as compared to $38.7 million for the three months ended June 30, 2023. The decrease is due to sales and deconsolidation of properties as discussed above which was offset by inflationary increases on items like payroll, utilities and insurance.
    Hotel expenses was $9.7 million for the three months ended June 30, 2023 with no comparable activity in the current period due to the sale of Shelbourne hotel as discussed above.
Compensation and related expenses decreased to $7.8 million for three months ended June 30, 2024 as compared to $13.4 million for the three months ended June 30, 2023 due to a lower discretionary bonus accrual in the current period.
General and administrative expenses decreased to $3.3 million for three months ended June 30, 2024 as compared to $4.3 million for the three months ended June 30, 2023 due to a lower allocation of corporate expenses to the consolidated segment in the current period given lower gains on sale in our consolidated segment.
Depreciation and amortization decreased to $36.4 million during the three months ended June 30, 2024 as compared to $40.1 million for the same period in 2023 due to sales and deconsolidations of consolidated assets as discussed above.

Interest expense was $39.4 million for the three months ended June 30, 2024 as compared to $41.0 million for the same period in 2023. The decrease is primarily due to a decrease in consolidated mortgage balances due to asset sales and deconsolidations which were partially offset by higher interest rates on certain mortgages. Additionally, we hold certain interest rate derivatives that are currently in the money and we are receiving cash payments to offset increase in interest rates. These cash payments are recorded in other loss as a component of fair value movements on undesignated interest rate derivatives. During the three months ended June 30, 2024, the Company received $4.7 million in cash payments from its interest rate derivatives on consolidated mortgages. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.
Other loss was $0.3 million for the three months ended June 30, 2024 as compared to other income of $13.0 million for the three months ended June 30, 2023. We recorded mark to market fair value gains of $1.7 million on undesignated interest rate caps and swap contracts associated with consolidated investments held in the current period primarily at KWE. We received $4.7 million in cash payments on these derivatives during the three months ended June 30, 2024. We entered into these undesignated contracts to hedge against rising interest rates. We also had realized foreign exchange losses of $1.5 million for the three months ended June 30, 2024. Other income for the three months ended June 30, 2023 was due to mark to market fair value gains of $13.2 million as rate hikes were continuing in the prior period and received $3.4 million in cash payments.
    Co-Investment Portfolio Segment
Investment Management
     We receive fees, including asset management fees, construction management fees, and/or acquisition and disposition fees, for managing assets in our Co-Investment Portfolio on behalf of our partners. During the three months ended June 30, 2024, we had fees recorded through revenues of $26.1 million as compared to $19.1 million for the same period in 2023. During the three months ended June 30, 2024, the increase primarily related to higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of in our global credit platform and Western United States multifamily separate accounts.
Loan income increased to $8.0 million during the three months ended June 30, 2024 as compared to $4.7 million for the same period in 2023. These amounts represent our share of interest income on loan investments within our global real estate credit platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our credit platform are floating rate loans. We recognized $3.0 million of reserves against our loan portfolio in other loss during the three months ended June 30, 2024 with no comparable activity in the prior period.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended June 30, 2024 and the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023
Revenue
Rental	$72.0	$61.5
Hotel	6.4	—
Sale of real estate	16.7	10.5
Total revenue	95.1	72.0

Fair value/other adjustments	(12.8)	(16.2)
Carried interests	(12.3)	(7.7)

Expenses
Rental	23.6	19.8
Hotel	8.3	—
Cost of real estate sold	15.0	5.8
Depreciation and amortization	1.0	0.8
Total expenses	47.9	26.4

Interest expense	(33.4)	(23.1)
Other loss	(6.8)	—
Loss from unconsolidated investments	$(18.1)	$(1.4)
The decrease in income from unconsolidated investments is primarily due to the following:

Operating performance

During the three months ended June 30, 2024, the Company recognized an increase in rental and hotel revenue of $16.5 million as compared to the same period in 2023, primarily as a result of the recapitalization of certain previously consolidated multifamily properties that are now a part of our co-investment portfolio. This increase in rental revenue was offset by: (i) higher interest expense due to changes in the contractual interest rates of our indebtedness, (ii) costs associated with the ongoing stabilization of the of Kona Village Resort and certain of our European properties that were recently developed and are in the process of being leased and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii. Unlike in prior periods, the Company is no longer capitalizing the expenses attributed to recently completed development projects discussed in the second clause of the preceding sentence (Kona Village Resort and certain properties located in Dublin, Ireland) in accordance with GAAP.

Fair Value

During the three months ended June 30, 2024, we recorded non-cash fair value losses with a decrease of approximately 1% in fair values. The minor decreases primarily related to: (i) certain office properties located in Ireland, United States and the United Kingdom due to a lower market assumptions of vacancy and rental growth; (ii) certain market rate multifamily properties in the Western United States because lowered growth on NOI; and (iii) non-cash losses on the fair value of debt and interest rate hedges as mortgages move closer to their maturity dates. These fair value decreases were offset by (i) non-cash fair value increases on our investment in Zonda due to increased EBITDA from its recently completed merger and (ii) recorded fair value increases on foreign exchange movements, net of hedges on our euro and GBP denominated fair value investments.

During the three months ended June 30, 2024, we recorded a $12.3 million decrease in the accrual for carried interests primarily related to the fair value decreases that we recorded on (i) commingled funds in the United States due to declines in the value of office assets (as discussed above) and (ii) certain separate account platforms that hold multifamily assets in the Western United States.

During the three months ended June 30, 2023, we recorded non-cash fair value losses with a decrease of approximately 1% in fair values. The minor decreases primarily related to: (i) office properties in our commingled funds due to cap rate expansion which also led to us recording a decrease of the accrued carried interests with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland; and (iii) the write off of a $5 million investment in a social impact real estate fund manager. These fair value decreases were offset by the following: (i) recorded fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains from the resyndication of a property and the sale of retail units at one of its properties; (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we got close to completing such projects; and (iii) fair value increases on interest rate derivatives held by our Co-Investment properties as forward interest rates rose.
During the three months ended June 30, 2023, we recorded a $7.7 million decrease in the accrual for carried interests primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in carried interests on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in carried interests on our European commingled fund due to the increase in value associated with an investment held by such fund. There is no carried interests structure with respect to our investment in VHH.

Please also see Part I. Item 1. "Fair Value Investments" for additional details.

Expenses

Co-Investment Portfolio expenses increased to $14.0 million for the three months ended June 30, 2024 as compared to $11.5 million for the same period in 2023. The increase compared to the prior period was primarily due to higher compensation costs associated with the 40 member team that the Company hired from Pacific Western Bank (“PWB”) soon after the Company acquired PWB’s construction loan portfolio in July 2023
    Corporate
Expenses decreased to $11.7 million for the three months ended June 30, 2024 as compared to $15.4 million for the three months ended June 30, 2023 due to lower discretionary bonus compensation expense for the three months ended June 30, 2024.
    Interest expense was $24.4 million for the three months ended June 30, 2024 as compared to $25.0 million for the same period in 2023. For the three months ended June 30, 2024, we had lower average outstanding balance drawn on the line of credit.

Other income decreased to $3.0 million for the three months ended June 30, 2024 as compared to other income of $11.3 million for the same period in 2023. During the current reporting period, we recorded mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure of $1.4 million as compared to $10.4 million in the prior period. The fair value of these contracts has declined period over period as the expectation of future interest rate hikes has declined, the maturity dates of some of our contracts are closer in time than in the prior period and we are starting to receive payments on such contracts. We received $1.9 million in cash payments on these contracts during the three months ended June 30, 2024 and 2023. The decline in fair value gains during the three months ended

June 30, 2024, were offset by (i) a $0.9 million realized foreign exchange gain on Company's portion of line of credit drawn in euros as the value of the euro has declined against the U.S. dollar and (ii) a $0.7 million increase in interest income on bank deposits as we have earned higher interest on our cash deposits.

Our income tax benefit was $11.8 million for the three months ended June 30, 2024 as compared to income tax expense of $10.3 million for the same period in 2023. The decrease in income tax expense is primarily attributable to a $117.7 million decrease in worldwide pre-tax book income in 2024 as compared to the same period in the prior year. Our effective tax rate for the three months ended June 30, 2024 was 19.7% as compared to an effective tax rate of 17.9% for the same period in 2023. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and certain non-deductible interest expense in the United Kingdom.
    Other Comprehensive (Loss) Income
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(59.1)	$39.0
Unrealized foreign currency translation (losses) gains, net of noncontrolling interests and tax	(2.9)	11.6
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	5.2	6.4
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(56.8)	$57.0

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended June 30, 2024 and 2023 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2024	2023
Euro	(0.3)%	0.6%
GBP	0.8%	3.0%

Comprehensive (loss) income, net of taxes and noncontrolling interests, for the three months ended June 30, 2024 and 2023 was a loss of $56.8 million and income of $57.0 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to weakening of the euro against the GBP and the U.S. Dollar. These translation losses were offset by hedge gains that KWE holds on its investment in euro denominated investments.

Kennedy Wilson Consolidated Financial Results: Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30, 2024
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$195.2	$—	$—	$195.2
Hotel	9.3	—	—	9.3
Investment management fees	—	47.4	—	47.4
Loans	—	16.1	—	16.1
Other	—	—	0.4	0.4
Total revenue	204.5	63.5	0.4	268.4
Income (loss) from unconsolidated investments
Principal co-investments	—	3.9	—	3.9
Carried interests	—	(28.7)	—	(28.7)
Loss from unconsolidated investments	—	(24.8)	—	(24.8)

Gain on sale of real estate, net	106.6	—	—	106.6

Expenses
Rental	74.2	—	—	74.2
Hotel	7.6	—	—	7.6
Compensation and related	17.5	22.1	19.8	59.4
Carried interests compensation	—	(10.0)	—	(10.0)
General and administrative	7.1	7.4	3.3	17.8
Depreciation and amortization	75.3	—	—	75.3
Total expenses	181.7	19.5	23.1	224.3
Interest expense	(79.3)	—	(49.2)	(128.5)
Loss on early extinguishment of debt	(0.2)	—	—	(0.2)
Other income (loss)	3.0	(8.5)	12.6	7.1
(Provision for) benefit from income taxes	(14.4)	—	(0.5)	(14.9)
Net income (loss)	38.5	10.7	(59.8)	(10.6)
Net loss attributable to the noncontrolling interests	0.2	—	—	0.2
Preferred dividends	—	—	(21.8)	(21.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	38.7	10.7	(81.6)	(32.2)
Add back (less):
Interest expense	79.3	—	49.2	128.5
Gain on early extinguishment of debt	0.2	—	—	0.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	64.3	—	64.3
Depreciation and amortization	75.3	—	—	75.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.0	—	2.0
Provision for income taxes	14.4	—	0.5	14.9
Fees eliminated in consolidation	(0.4)	0.4	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.7)	—	—	(3.7)
Preferred dividends	—	—	21.8	21.8
Share-based compensation	—	—	11.2	11.2
Adjusted EBITDA(1)	$203.8	$77.4	$1.1	$282.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$213.2	$—	$—	$213.2
Hotel	26.1	—	—	26.1
Investment management fees	—	30.1	—	30.1
Loans	—	8.4	—	8.4
Other	—	—	0.9	0.9
Total revenue	239.3	38.5	0.9	278.7
Income (loss) from unconsolidated investments
Principal co-investments	—	22.7	—	22.7
Carried interests	—	(18.4)	—	(18.4)
Income from unconsolidated investments	—	4.3	—	4.3

Gain on sale of real estate, net	108.2	—	—	108.2

Expenses
Rental	75.3	—	—	75.3
Hotel	17.6	—	—	17.6
Compensation and related	23.2	18.5	25.9	67.6
Carried interests compensation	—	0.5	—	0.5
General and administrative	7.9	5.7	3.5	17.1
Depreciation expense	79.5	—	—	79.5
Total expenses	203.5	24.7	29.4	257.6
Interest expense	(78.2)	—	(50.1)	(128.3)
Loss on early extinguishment of debt	(1.6)	—	—	(1.6)
Other income	12.0	—	9.3	21.3
(Provision for) benefit from income taxes	(8.0)	—	1.6	(6.4)
Net income (loss)	68.2	18.1	(67.7)	18.6
Net income attributable to the noncontrolling interests	(4.1)	—	—	(4.1)
Preferred dividends	—	—	(16.3)	(16.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	64.1	18.1	(84.0)	(1.8)
Add back (less):
Interest expense	78.2	—	50.1	128.3
Gain on early extinguishment of debt	1.6	—	—	1.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	43.1	—	43.1
Depreciation and amortization	79.5	—	—	79.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	1.6	—	1.6
Provision for (benefit from) income taxes	8.0	—	(1.6)	6.4
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.2	—	0.2
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(3.6)	—	—	(3.6)
Preferred dividends	—	—	16.3	16.3
Share-based compensation	—	—	14.4	14.4
Adjusted EBITDA(1)	$227.6	$63.2	$(4.8)	$286.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net loss to common shareholders was $32.2 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.
    Adjusted EBITDA was $282.3 million and $286.0 million for the six months ended June 30, 2024 and 2023, respectively.

    The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the six months ended June 30, 2024 was also due to a decrease in the Company’s income from unconsolidated investments as a result of the Company no longer capitalizing the expenses attributed to recently completed development projects in accordance with GAAP as described in the paragraph above. There was also lower NOI from hotel operations as the Shelbourne hotel was sold in the first quarter 2024 and we also had lower fair value gains on interest rate derivatives during the six months ended June 30, 2024. These decreases were offset by higher investment management fees and interest income from our real estate debt platform.

Additionally, during the period, the Company’s share of interest expense was higher due to changes in the contractual interest rates of its indebtedness. However, this was offset by increases in the fair value of the Company’s interest rate derivatives (which are recognized in other income) that the Company put in place pursuant to its interest rate management policy to hedge against the risks associated with increases in interest rates. Through the securing of hedges pursuant to such policy, the effective interest rate of the Company’s share of indebtedness is 4.6%, which reflects an approximate 50 basis point savings over contractual interest rates.
    Operational Highlights
    Same store property highlights for the six months ended June 30, 2024 include:
•For our 18,003 same property multifamily units for the six months ended June 30, 2024 as compared to the prior period:
◦occupancy increased to 94.2% from 93.4%
◦net operating income increased by 2.6%
◦total revenues increased by 3.2%
•For our 9,157 same property affordable rate multifamily units for the six months ended June 30, 2024 as compared to the prior period:
◦occupancy was down 0.3% to 96.1%
◦net operating income increased by 1.5%
◦total revenues increased by 4.3%
•For 3.9 million square feet of same property office real estate for the six months ended June 30, 2024 as compared to the prior period:
◦occupancy was flat at 93.4%
◦net operating income increased by 2.9%
◦total revenues increased by 3.1%
•Investment Transactions
◦Consolidated Portfolio:
▪(i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building in an office campus which resulted in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
◦Co-Investment Portfolio:
▪Completed $329.2 million in gross real estate acquisitions in which the Company had a 18.3% ownership interest.
▪Originated $1.7 billion in new construction loans, completed $511 million in additional fundings on existing loans, and realized $304 million in repayments, the Company’s share of which were $41.7 million, $22.9 million and $15.2 million respectively.

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

	Six Months Ended June 30, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.6)	—%	$(0.1)	—%	$(0.7)	—%
Net (loss) income	1.0	3%	3.4	11%	4.4	14%
Adjusted EBITDA	0.5	—%	3.0	1%	3.5	1%

	Six Months Ended June 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$2.1	1%	$—	—%	$2.1	1%
Net (loss) income	(2.5)	(139)%	4.6	256%	2.1	117%
Adjusted EBITDA	(1.0)	—%	4.8	1%	3.8	1%
    Consolidated Portfolio Segment

Rental income decreased to $195.2 million for the six months ended June 30, 2024 as compared to $213.2 million for the same period in 2023. The $18.0 million decrease is primarily due to asset sales the majority of which were non-core assets in Europe and Western United States as well as deconsolidations of multifamily properties in the prior year due to the sale of equity interests to strategic partners and the Company no longer having control of the investment.
    Hotel income was $9.3 million for the six months ended June 30, 2024 as compared to $26.1 million for the same period in 2023. The $16.8 million decrease is due to the sale of the Shelbourne hotel in the first quarter of 2024.
Gain on sale of real estate, net was $106.6 million for the six months ended June 30, 2024 compared to $108.2 million during the same period in 2023. The gain recognized during the six months ended June 30, 2024 relates to the sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building that is part of a larger office park which resulted in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period. The gains recognized during the six months ended June 30, 2023 The gain recognized during the six months ended June 30, 2023 relates to the sale of equity interests in three Western United States multifamily properties into various co-investment platforms which triggered deconsolidation as described above and the sale of non-core retail assets in the United Kingdom and Western United States and a residential investment in the Western United States. These gains are net of $10.6 million of impairments relating to retail assets in the United Kingdom, Ireland and the Western United States that have been identified for sale later this year.
    Rental expenses decreased to $74.2 million for the six months ended June 30, 2024 as compared to $75.3 million for the six months ended June 30, 2023. The decrease is due to sales and deconsolidation of properties as discussed above which was offset by inflationary increases on items like payroll, utilities and insurance.
    Hotel expenses decreased to $7.6 million for the six months ended June 30, 2024 as compared to $17.6 million for the six months ended June 30, 2023 due to the sale of the Shelbourne hotel in the first quarter of 2024.
    Compensation expense was $17.5 million for the six months ended June 30, 2024 as compared to $23.2 million for the six months ended June 30, 2023 due to lower discretionary and deferred compensation accruals in the current period.
General and administrative expenses were $7.1 million for the six months ended June 30, 2024 as compared to $7.9 million for the six months ended June 30, 2023. While general and administrative expenses were up overall for the year, the consolidated segment decreased, as there was a lower allocation of corporate expenses to the Consolidated segment in the current period.

Depreciation and amortization decreased to $75.3 million during the six months ended June 30, 2024 as compared to $79.5 million for the six months ended June 30, 2023 as a result of the Company being a net seller of assets over the last year.

Interest expense was $79.3 million for the six months ended June 30, 2024 as compared to $78.2 million for the same period in 2023. The increase is due to increases in market interest rates. Additionally, we hold certain interest rate derivatives that are currently in the money and we are receiving cash payments to offset increase in interest rates. These cash payments are recorded in other loss as a component of fair value movements on undesignated interest rate derivatives. During the six months ended June 30, 2024, the Company received $9.6 million in cash payments from its interest rate derivatives on consolidated mortgages. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.
Other income was $3.0 million for the six months ended June 30, 2024 as compared to other income of $12.0 million for the six months ended June 30, 2023. We had mark to market fair value gains of $5.1 million on the Company's undesignated interest rate caps and swap contracts for the six months ended June 30, 2024 as compared to $11.4 million loss in the prior period. The six months ended June 30, 2024 also had a $2.1 million loss on foreign exchange transactions and $2.7 million loss on one-time costs at properties for personnel and former tenants.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the six months ended June 30, 2024, we had fees recorded through revenues of $47.4 million as compared to $30.1 million from the same period in 2023. During the six months ended June 30, 2024, the increase primarily related to a $16.3 million of acquisition fees that we earned on the origination of construction loans in the current period. We also had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of our global credit platform and Western United States multifamily separate accounts. Carried interests are recorded as part of income from unconsolidated investments and discussed below.
Loan income increased to $16.1 million during the six months ended June 30, 2024 as compared to $8.4 million for the same period in 2023. These amounts represent interest income on our share of loan investments within our global real estate credit platform and the increase is due to the growth of the platform and rising interest rates as the majority of our loans in our credit platform are floating rate loans. These increases were offset by a $8.5 million general reserve that we recorded in other income on our loan portfolio relating to our bridge loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the six months ended June 30, 2024 and the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023
Revenue
Rental	$141.9	$121.7
Hotel	12.6	—
Sale of real estate	29.8	10.5
Total revenue	184.3	132.2

Fair value/other adjustments	(12.0)	(14.8)
Carried interests	(28.7)	(18.4)

Expenses
Rental	46.5	38.5
Hotel	17.3	—
Cost of real estate sold	26.2	5.8
Depreciation and amortization	1.9	1.6
Total expenses	91.9	45.9

Interest expense	(64.5)	(43.0)
Other loss	(11.8)	(5.6)
Provision for income taxes	(0.2)	(0.2)
(Loss) income from unconsolidated investments	$(24.8)	$4.3

The decrease in income from unconsolidated investments is primarily due to the following:
Operating performance

During the six months ended June 30, 2024, the Company recognized an increase in rental and hotel revenue of $32.4 million as compared to the same period in 2023, primarily as a result of the recapitalization of certain previously consolidated multifamily properties that are now a part of our co-investment portfolio and the opening of the Kona Village Resort. This increase in rental and hotel revenue was offset by: (i) higher interest expense due to changes in the contractual interest rates of our indebtedness and higher debt balances due to increase in assets in Co-Investment portfolio, (ii) costs associated with the ongoing stabilization of the Kona Village Resort and development properties in Europe that are in the process of leasing up and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii.

Fair Value

During the six months ended June 30, 2024, we recorded non-cash fair value losses with a decrease of approximately 2% in fair values. The minor decreases primarily related to: (i) certain office properties located in Ireland, United States and the United Kingdom due to a lower market assumptions of vacancy and rental growth; (ii) non-cash fair value losses on mortgage debt as previous non-cash fair value gains unwind as loans move closer to maturity dates. These fair value decreases were offset by non-cash fair value gain relating to the completion of a merger by entity that holds our ownership interest in Zonda.

During the six months ended June 30, 2024, we recorded a $28.7 million decrease in the accrual for carried interests primarily related to the fair value decreases that we recorded with respect to (i) one of our Western United States commingled funds (as discussed above) and (ii) certain separate account platforms that hold multifamily assets in the Western United States.

During the six months ended June 30, 2023, we recorded non-cash fair value losses with a decrease of approximately 1% in fair values. The minor decreases primarily related to: (i) office properties in our commingled funds due to cap rate expansion which also led to us recording a decrease of the accrued carried interests with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland because of increased interest rates leading to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and write down of our investment in Zonda due to decrease in operations. These fair value decreases were offset by (i) fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating. Gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019) and the resyndication of a property and the sale of retail units at one of its properties; (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar.

During the six months ended June 30, 2023, we recorded a $18.4 million decrease in the accrual for carried interests primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in carried interests on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in carried interests on our European commingled fund due to the increase in value associated with an investment held by such fund. There is no carried interests structure relating to our investment in VHH.
Expenses
Co-Investment Portfolio expenses decreased to $19.5 million for the six months ended June 30, 2024 as compared to $24.7 million during the prior period. The decrease compared to the prior period was primarily due to reversal of previously recognized non-cash carried interests compensation expense relating to a Western United States based commingled fund as carried interests were reversed during the current period.
    Corporate
Expenses decreased to $23.1 million for the six months ended June 30, 2024 as compared to $29.4 million for the six months ended June 30, 2023 due to lower share based compensation and deferred compensation expense due to lower share price of the Company's stock for the six months ended June 30, 2024 as compared to the prior period in 2023.
    Interest expense was $49.2 million for the six months ended June 30, 2024 as compared to $50.1 million for the same period in 2023. Interest expense was offset by $4.6 million that we received on interest rate derivative contracts that paid out during the six months ended June 30, 2024 recorded to other income which is discussed below

Other income increased to $12.6 million for the six months ended June 30, 2024 as compared to $9.3 million for the same period in 2023. During the six months ended June 30, 2024, we recorded mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure of $5.1 million as compared to $9.3 million in six months ended June 30, 2023. For the six months ended June 30, 2024 we received $1.5 million of interest income on bank deposits due to rising interest rates as compared to $1.8 million in the prior period. The Company also recorded realized foreign exchange gains of $3.2 million for the six months ended June 30, 2024 with a loss of $2.1 million in the prior period.

Our income tax expense was $14.9 million for the six months ended June 30, 2024 as compared to income tax expense of $6.4 million for the same period in 2023. The increase in income tax expense is primarily attributable to a $20.7 million increase in worldwide pre-tax book income in 2024 as compared to the same period in the prior year. Our effective tax rate for the six months ended June 30, 2024 was 346.5% as compared to an effective tax rate of 25.7% for the same period in 2023. Significant items impacting the quarterly tax provision include: increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE, and tax charges associated with non-deductible executive compensation under IRC Section 162(m).
    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(32.2)	$(1.8)
Unrealized foreign currency translation (losses) gain, net of noncontrolling interests and tax	(20.2)	24.9
Amounts reclassified out of accumulated other comprehensive loss during the period	5.2	—
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	15.0	5.2
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(32.2)	$28.3

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the six months ended June 30, 2024 and 2023 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2024	2023
Euro	(2.9)%	1.9%
GBP	(0.7)%	5.0%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the six months ended June 30, 2024 and 2023 was a loss of $32.2 million and income of $28.3 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the weakening of the Euro and GBP against he US Dollar in the period. Hedge gains were due to hedges the Company held on its GBP investments as well as hedges that KWE has on its euro denominated investments.

Liquidity and Capital Resources
    Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, loan draw (particularly on our construction loan business), capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, interest income, asset management fees, asset sales, borrowings under our revolving line of credit, sales of equity (common and preferred) and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally non-recourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. In addition, the Company’s recently announced adjustment to its common stock dividend in May 2024 will provide the Company with approximately $66 million of additional cash per year to capitalize on opportunities to grow its core business and/or repay outstanding indebtedness. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. We have an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock in amounts and at times as the Company determines from time to time. We have $169.9 million available under this program at June 30, 2024. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of June 30, 2024, we and our consolidated subsidiaries had $366.5 million ($160.8 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $125.5 million and had $327.9 million of availability under our revolving credit facility ($172.1 million outstanding as of June 30, 2024). As of June 30, 2024, we have $103.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.

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
Development and Redevelopment
    Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of June 30, 2024, we had 498 multifamily units we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $107 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of June 30, 2024, we had incurred $98 million of costs to date and expect to spend an additional $42 million to develop to completion or complete the entitlement process on these projects. Of the $42 million of remaining costs to complete, we currently expect $10 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 1,469 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $10.1 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	MF Units	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Pacific Northwest	Multifamily	Two10(5)	Under Construction	2024	2025	210	$63	$59	$4
Mountain West	Multifamily	Cloudveil	Under Construction	2025	2026	288	43.5	6	38
So. California	Multifamily	Gateway @ The Oaks(5)	In Planning	TBD	TBD	TBD	TBD	12	TBD
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	TBD	TBD	21	TBD
	Total					498	$106.5	$98	$42
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $10 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.00 = $1.07 USD, and £1.00 = $1.26 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have ten assets that comprise 1.1 million commercial square feet, 744 multifamily units and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $36.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Hotel Rooms	Leased %	KW Est. Costs to Complete(1)
38° North Phase II	Consolidated	Northern California	Multifamily	100%	1	—	172	—	62	$0.6
38° North Phase III	Consolidated	Northern California	Multifamily	100%	1	—	30	—	13	1.1
Coopers Cross	Co-Investment	Ireland(2)	Office	50%	1	395,000	—	—	—	3.7
Anacapa Canyon	Consolidated	Southern California	Multifamily	100%	1	—	310	—	—	12.6
90 East Buildings C and D	Consolidated	Pacific Northwest	Office	100%	1	410,000	—	—	—	11.1
The Cornerstone	Co-Investment	Ireland(2)	Multifamily	50%	1	20,000	232	—	—	1.9
Hamilton Landing H4 & H7	Consolidated	Northern California	Office	100%	1	118,000	—	—	34	5.9
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	—	—
The Heights Building 4	Co-Investment	United Kingdom(2)	Office	51%	1	78,000	—	—	40	—
Kona Village	Co-Investment	Hawaii	Hotel	50%	1	—	—	150	—	—
		Total Lease-Up			10	1,075,000	744	150	20%	$36.9
Note: The table above excludes minority-held totaling 1.7 million commercial sq. ft.
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.07 USD, and £1.00 = $1.26 USD related to NOI.

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of June 30, 2024, we had $109.5 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the six months ended June 30, 2024 and 2023 the Company recorded $3.3 million and $5.3 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests compensation. Not all of the Company’s co-investment structures are included in the Carried Interests Sharing Program either because a structure does not incorporate carried interests that the Company is eligible to receive and/or a structure was an existing structure prior to the Board’s approval of the Carried Interests Sharing Program. As of June 30, 2024, (i) of the 85 investments in the Company’s co-investment portfolio, 26 of such investments are a part of the Carried Interests Sharing Program; (ii) the Company’s total accrued carried interests in its financial statements is $48.6 million, of which $13.3 million was accrued as carried interests compensation expense as part of the Carried Interests Program. During the six months ended June 30, 2024 and 2023, the Company recorded a reversal of $10.0 million and expense of $0.5 million, respectively related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net cash provided by (used in) operating activities	$31.1	$(2.3)
Net cash provided by (used in) investing activities	173.6	(59.8)
Net cash (used in) provided by financing activities	(151.9)	5.1

Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows provided by operating activities totaled $31.1 million and cashflows used in operating activities were $2.3 million for the six months ended June 30, 2024 and 2023, respectively. The change was due to lower discretionary compensation payments in the six months ended June 30, 2024 as compared to the prior period and the receipt of deposits relating to the credit platform business from borrowers that is part of restricted cash.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $173.6 million for the six months ended June 30, 2024. We received $330.6 million from the sale of Shelbourne Hotel, a building at the 90 East office complex in Issaquah, Washington and non-core commercial assets in the United Kingdom. We received $4.8 million in investing distributions from our co-investments primarily from conversion of VHH assets and redemption of a hedge fund investment. Loan draws and our share of new loans issued as part of our Construction Loan and bridge credit platform totaled $21.0 million.

We received $15.3 million of proceeds from repayments on loans previously issued. We spent $88.7 million on capital expenditures on consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $59.4 million to unconsolidated investments that were primarily used to fund our share of new acquisitions made within our new commingled fund in the United States, capital calls on European developments, capital calls on Kona Village while we are working towards stabilization and merger relating to our investment in Zonda.
    Net cash used in investing activities totaled $59.8 million for the six months ended June 30, 2023. We received $174.1 million from the sale of equity interests in three multifamily properties in the Western United States to equity partners and from non-core retail assets in the United Kingdom and Western United States. We received $46.5 million in investing distributions from our co-investments primarily from resyndications and refinancings at VHH and the sale of assets in our commingled funds primarily in the United Kingdom. The acquisition for the Loan Portfolio from Pacific Western Bank, loan draws and our share of new loans issued as part of our bridge debt platform totaled $106.3 million. We received $11.9 million of proceeds from repayments on loans issued. We spent $93.5 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $93.8 million to unconsolidated investments that were primarily used to fund our share of capital calls on Kona Village and new acquisitions made within our European Industrial platform.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $151.9 million for the six months ended June 30, 2024. We drew $100.0 million on our revolving line of credit. Kennedy Wilson received proceeds of $97.6 million from mortgage loans to refinance consolidated property loans. These proceeds were offset by the repayment of $167.9 million of mortgage debt primarily related to proceeds from the 90 East building sale. During the six months ended June 30, 2024, we paid common dividends of $67.2 million and preferred dividends of $21.8 million and we repurchased $14.8 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At June 30, 2024, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,769.8	$58.7	$1,176.0	$593.7	$941.4
Senior notes(3) (4)	1,800.0	—	—	600.0	1,200.0
Credit Facility(4)	172.1	—	172.1	—	—
KWE Unsecured bonds(4) (5)	508.9	—	508.9	—	—
Total borrowings	5,250.8	58.7	1,857.0	1,193.7	2,141.4
Operating leases	9.6	0.8	2.0	2.2	4.6
Ground leases(8)	27.2	0.2	0.4	0.4	26.2
Total contractual cash obligations(7)	$5,287.6	$59.7	$1,859.4	$1,196.3	$2,172.2
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $82.5 million; 1-3 years - $377.1 million; 4-5 years - $112.4 million; After 5 years - $100.7 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2024.

(2) Excludes $1.3 million of net unamortized debt discount on mortgage debt.
(3) Excludes $2.9 million of net unamortized debt premium on senior notes.
(4) Excludes $30.2 million of unamortized loan fees.
(5) Excludes $0.7 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $59.6 million; 1-3 years - $1,855.0 million; 4-5 years - $1,174.1 million; After 5 years - $2,121.1 million.
(7) Table above excludes $224.0 million unfulfilled capital commitments to our unconsolidated and fund investments and $103.7 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.4 million, $600.0 million and $601.5 million at June 30, 2024.
    KWE Notes

As of June 30, 2024, KWE has notes outstanding ("KWE Notes") of $508.9 million (based on June 30, 2024 rates), have an annual fixed coupon of 3.25% and mature in November 2025. The KWE Notes are subject to the restrictive covenants discussed below.

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

    The Company has $172.1 million outstanding on the Second A&R Facility with $327.9 million available to be drawn as of June 30, 2024.
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
    The Second A&R Facility has certain covenants as set forth in that certain Second Amended and Restated Credit Agreement, dated as of March 25, 2020 (the "Credit Agreement") that, among other things (including the limitations set forth in the preceding paragraph) requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,700,000,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the March 25, 2020, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $299,000,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2024, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of June 30, 2024, the Company was in compliance with these covenants.

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
    As of June 30, 2024, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of June 30, 2024, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $159.0 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.

    As of June 30, 2024, we had unfulfilled capital commitments totaling $224.0 million to our joint venture investments and $103.7 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $61.0 million of equity commitments relating to consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and six months ended June 30, 2024 dated back through 2020.

	Three Months Ended June 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(48.3)	$47.3	$(0.9)	$221.2	$(39.1)
Non-GAAP Adjustments
Add back:
Interest expense	63.8	66.0	53.2	44.5	50.4
Loss on early extinguishment of debt	0.5	1.7	1.1	23.8	1.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	33.2	23.3	15.1	8.9	9.1
Depreciation and amortization	36.4	40.1	43.3	41.7	45.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.1	0.8	0.9	1.4	1.8
(Benefit from) provision for income taxes	(11.8)	10.3	0.4	64.9	(3.2)
Share-based compensation	6.0	7.3	7.3	7.3	8.3
EBITDA attributable to noncontrolling interests	(1.6)	(1.7)	(2.0)	(3.5)	(1.1)
Adjusted EBITDA(1)	$79.3	$195.1	$118.4	$410.2	$72.8
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(10.6)	$18.6	$39.1	$219.6	$(45.0)
Non-GAAP Adjustments
Add back:
Interest expense	128.5	128.3	103.7	96.1	99.2
Loss on early extinguishment of debt	0.2	1.6	1.1	38.6	1.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	64.3	43.1	26.4	16.8	17.2
Depreciation and amortization	75.3	79.5	86.6	86.1	90.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.0	1.6	2.0	3.1	3.5
Provision for income taxes	14.9	6.4	8.6	67.6	2.5
Kennedy Wilson's share of taxes included in unconsolidated investments	0.2	0.2	—	—	1.1
Share-based compensation	11.2	14.4	14.4	15.0	16.9
EBITDA attributable to noncontrolling interests	(3.5)	(7.7)	(3.4)	(5.1)	(2.7)
Adjusted EBITDA(1)	$282.5	$286.0	$278.5	$537.8	$184.8
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(48.3)	$47.3	$(0.9)	$221.2	$(39.1)
Non-GAAP adjustments:
Add back:
Depreciation and amortization	36.4	40.1	43.3	41.7	45.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.1	0.8	0.9	1.4	1.8
Share-based compensation	6.0	7.3	7.3	7.3	8.3
Preferred dividends	(10.9)	(8.4)	(7.8)	(4.3)	(4.3)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(1.1)	(1.1)	(1.4)	(2.7)	—
Adjusted Net (Loss) Income(1)	$(16.8)	$86.0	$41.4	$264.6	$12.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(10.6)	$18.6	$39.1	$219.6	$(45.0)
Non-GAAP adjustments:
Add back:
Depreciation and amortization	75.3	79.5	86.6	86.1	90.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.0	1.6	2.0	3.1	3.5
Share-based compensation	11.2	14.4	14.4	15.0	16.9
Preferred dividends	(21.8)	(16.3)	(13.1)	(8.6)	(8.6)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(2.4)	(6.5)	(2.2)	(3.6)	(0.8)
Adjusted Net Income(1)	$53.7	$91.3	$126.8	$311.6	$56.8
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2024	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net loss	$(48.3)	$(18.1)	$(10.6)	$(24.8)
Add: (Benefit from) provision for income taxes	(11.8)	—	14.9	0.2
Add: Loss from unconsolidated investments	18.1	—	24.8	—
Less: Gain on sale of real estate, net(1)	(0.2)	—	(106.6)	—
Add: Interest expense	63.8	33.4	128.5	64.5
Add: Loss on early extinguishment of debt	0.5	—	0.2	—
Less: Other loss (income)	(0.3)	6.8	(7.1)	11.8
Less: Sale of real estate(1)	—	(16.7)	—	(29.8)
Less: Investment management and property services	(26.2)	—	(47.8)	—
Less: Carried interests	—	12.3	—	28.7
Less: Loans	(8.0)	—	(16.1)	—
Add: Cost of real estate sold(1)	—	15.0	—	26.2
Add: Compensation and related	31.8	—	59.4	—
Add: Carried interests expense	(4.5)	—	(10.0)	—
Add: General and administrative	9.5	—	17.8	—
Add: Depreciation and amortization	36.4	1.0	75.3	1.9
Add: Fair value adjustments	—	12.8	—	12.0
Less: NCI adjustments	(1.9)	—	(4.1)	—
Net Operating Income	$58.9	$46.5	$118.6	$90.7

2023	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$47.3	$(1.4)	$18.6	$4.3
Add: Provision for income taxes	10.3	—	6.4	0.2
Add: Loss (income) from unconsolidated investments	1.4	—	(4.3)	—
Less: Gain on sale of real estate, net(1)	(89.0)	—	(108.2)	—
Add: Interest expense	66.0	23.1	128.3	43.0
Add: Loss on early extinguishment of debt	1.7	—	1.6	—
Less: Other (income) loss	(24.3)	—	(21.3)	5.6
Less: Sale of real estate	—	(10.5)	—	(10.5)
Less: Loans	(4.7)	—	(8.4)	—
Less: Investment management and property services	(19.7)	—	(31.0)	—
Less: Carried interests	—	7.7	—	18.4
Add: Cost of real estate sold	—	5.8	—	5.8
Add: Compensation and related	37.0	—	67.6	—
Add: Carried interests expense	(1.1)	—	0.5	—
Add: General and administrative	8.7	—	17.1	—
Add: Depreciation and amortization	40.1	0.8	79.5	1.6
Less: Fair value adjustments	—	16.2	—	14.8
Less: NCI adjustments	(2.0)	—	(3.9)	—
Net Operating Income	$71.7	$41.7	$142.5	$83.2
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

2022	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(0.9)	$30.7	$39.1	$136.1
Add: Provision for income taxes	0.4	—	8.6	—
Less: Income from unconsolidated investments	(30.7)	—	(136.1)	—
Less: Gain on sale of real estate, net(1)	(11.9)	—	(13.8)	—
Add: Interest expense	53.2	15.2	103.7	26.5
Add: Loss on early extinguishment of debt	1.1	—	1.1	—
Less: Other (income) loss	(3.6)	3.3	(9.4)	9.3
Less: Sale of real estate(1)	—	(27.1)	—	(35.1)
Less: Loans	(2.7)	—	(5.0)	—
Less: Investment management and property services	(11.4)	—	(23.1)	—
Less: Carried interests	—	8.7	—	(18.5)
Add: Cost of real estate sold(1)	—	22.7	—	28.4
Add: Compensation and related	33.8	—	69.9	—
Add: Carried interests expense	(2.0)	—	9.8	—
Add: General and administrative	9.4	—	17.3	—
Add: Depreciation and amortization	43.3	0.9	86.6	2.0
Less: Fair value adjustments	—	(14.6)	—	(70.2)
Less: NCI adjustments	(1.7)	—	(3.0)	—
Net Operating Income	$76.3	$39.8	$145.7	$78.5
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

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$221.2	$52.4	$219.6	$70.8
Add: Provision for income taxes	64.9	—	67.6	—
Less: Income from unconsolidated investments	(52.4)	—	(70.8)	—
Less: (Gain) loss on sale of real estate, net(1)	(328.5)	3.1	(402.0)	3.1
Add: Interest expense	44.5	8.8	96.1	16.7
Add: Loss on early extinguishment of debt	23.8	—	38.6	—
Add: Other loss	0.7	—	4.0	7.5
Less: Sale of real estate(1)	—	2.6	—	(19.1)
Less: Loans	(2.2)	(0.5)	(3.8)	—
Less: Investment management and property services	(9.3)	—	(17.4)	—
Less: Carried interests	—	(16.1)	—	(15.7)
Add: Cost of real estate sold(1)	—	1.1	—	17.0
Add: Compensation and related	48.4	—	83.0	—
Add: Carried interests expense	0.2	—	0.3	—
Add: General and administrative	9.0	—	15.8	—
Add: Depreciation and amortization	41.7	1.5	86.1	3.3
Less: Fair value adjustments	—	(25.9)	—	(30.2)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$60.6	$27.0	$113.8	$53.4

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(39.1)	$19.2	$(45.0)	$30.1
Less: (Benefit from) provision for income taxes	(3.2)	—	2.5	1.0
Less: Income from unconsolidated investments	(19.2)	—	(30.1)	—
Add: Loss (gain) on sale of real estate, net(1)	0.5	—	(43.7)	0.6
Add: Interest expense	50.4	9.0	99.2	17.3
Add: Loss on early extinguishment of debt	1.3	—	1.3	—
Add: Other loss	1.5	1.8	2.2	4.8
Less: Sale of real estate(1)	—	(0.8)	—	(2.8)
Less: Loans	(0.2)	—	(0.2)	—
Less: Investment management and property services	(7.9)	—	(16.3)	—
Less: Carried interests	—	0.2	—	1.2
Add: Cost of real estate sold(1)	—	1.3	—	3.8
Add: Compensation and related	27.3	—	58.6	—
Add: Carried interests expense	0.1	—	0.2	—
Add: General and administrative	8.0	—	17.5	—
Add: Depreciation and amortization	45.3	1.7	90.8	3.4
Less: Fair value adjustments	—	(9.6)	—	(6.7)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$63.4	$22.8	$133.7	$52.7
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

	June 30, 2024
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$228.7	$—	$137.8	$366.5
Real estate	4,605.0	—	—	4,605.0
Unconsolidated Investments	—	2,056.0	—	2,056.0
Loan purchases and originations	—	248.3	—	248.3
Accounts receivable and other assets	123.1	—	96.4	219.5
Total Assets	$4,956.8	$2,304.3	$234.2	$7,495.3

Accounts payable and accrued expenses	143.0	—	420.4	563.4
Mortgage debt	2,756.3	—	—	2,756.3
KW unsecured debt	—	—	1,957.4	1,957.4
KWE bonds	507.8	—	—	507.8
Total Liabilities	3,407.1	—	2,377.8	5,784.9

Equity	1,549.7	2,304.3	(2,143.6)	1,710.4
Total liabilities and equity	$4,956.8	$2,304.3	$234.2	$7,495.3

	December 31, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$184.2	$—	$129.5	$313.7
Real estate	4,837.3	—	—	4,837.3
Unconsolidated Investments	—	2,069.1	—	2,069.1
Loan purchases and originations	—	247.2	—	247.2
Accounts receivable and other assets	146.1	—	98.7	244.8
Total Assets	$5,167.6	$2,316.3	$228.2	$7,712.1

Accounts payable and accrued expenses	154.3	—	461.4	615.7
Mortgage debt	2,840.9	—	—	2,840.9
KW unsecured debt	—	—	1,934.3	1,934.3
KWE bonds	522.8	—	—	522.8
Total Liabilities	3,518.0	—	2,395.7	5,913.7

Equity	1,649.6	2,316.3	(2,167.5)	1,798.4
Total liabilities and equity	$5,167.6	$2,316.3	$228.2	$7,712.1
Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Three Months Ended June 30,
	2024	2023
Total Revenue	$132.0	$146.5
Less: Investment management fees	(26.1)	(19.1)
Less: Loans	(8.0)	(4.7)
Less: Other	(0.1)	(0.6)
Less: NCI adjustments (1)	(3.0)	(3.3)
Add: Unconsolidated investment adjustments (2)	49.2	48.4
Add: Above/below market rents (6)	(0.5)	(0.4)
Less: Reimbursement of recoverable operating expenses	(7.8)	(8.6)
Less: Properties bought and sold (3)	0.1	(26.5)
Less: Other properties excluded (4)	(10.4)	(11.8)
Other Reconciling Items (5)	(0.9)	—
Same Property	$124.5	$119.9

	Same Property - Revenue(6)*
	For the Three Months Ended June 30,
Same Property (Reported)	2024	2023
Office - Same Property	$28.9	$27.4
Multifamily Market Rate Portfolio - Same Property	79.2	76.7
Multifamily Affordable Portfolio - Same Property	16.4	15.8
Same Property	$124.5	$119.9

	Same Property - Revenue(6)*
	For the Six Months Ended June 30,
	2024	2023
Total Revenue	$268.4	$278.7
Less: Investment management fees	(47.4)	(30.1)
Less: Loans	(16.1)	(8.4)
Less: Other	(0.4)	(0.9)
Less: NCI adjustments (1)	(6.1)	(6.4)
Add: Unconsolidated investment adjustments (2)	98.3	96.1
Add: Above/below market rents (6)	(0.9)	(0.9)
Less: Reimbursement of recoverable operating expenses	(16.4)	(16.1)
Less: Properties bought and sold (3)	(10.7)	(49.3)
Less: Other properties excluded (4)	(18.3)	(21.6)
Other Reconciling Items (5)	(2.3)	(0.9)
Same Property	$248.1	$240.2

	Same Property - Revenue(6)*
	For the Six Months Ended June 30,
Same Property (Reported)	2024	2023
Office - Same Property	$57.5	$55.9
Multifamily Market Rate Portfolio - Same Property	158.0	153.1
Multifamily Affordable Portfolio - Same Property	32.6	31.2
Same Property	$248.1	$240.2
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

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended June 30,
	2024	2023
Net Income	$(48.3)	$47.3
Less: Investment management fees	(26.1)	(19.1)
Less: Loans	(8.0)	(4.7)
Less: Other	(0.1)	(0.6)
Less: Total Income from unconsolidated investments	18.1	1.4
Less: Gain on sale of real estate, net	(0.2)	(89.0)
Add: Compensation and related	31.8	37.0
Add: Carried interests compensation	(4.5)	(1.1)
Add: General and administrative	9.5	8.7
Add: Depreciation and amortization	36.4	40.1
Add: Interest Expense	63.8	66.0
Add: Gain (loss) on early extinguishment of debt	0.5	1.7
Less: Other income (loss)	(0.3)	(24.3)
Add: Provision for income taxes	(11.8)	10.3
Less: NCI adjustments (1)	(1.8)	(2.1)
Add: Unconsolidated investment adjustments (2)	34.6	34.2
Add: Straight-line and above/below market rents (6)	(0.5)	(0.4)
Less: Properties bought and sold (3)	—	(13.6)
Less: Other properties excluded (4)	(4.7)	(6.5)
Other Reconciling Items (5)	0.5	0.5
Same Property NOI (Net Effective)*	$88.9	$85.8

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended June 30,
Same Property (Reported)	2024	2023
Office - Same Property	$25.0	$23.7
Multifamily Market Rate Portfolio - Same Property	53.0	51.6
Multifamily Affordable Portfolio - Same Property	10.9	10.5
Same Property NOI (Net Effective)* (Reported)	$88.9	$85.8

	Same Property - NOI (Net Effective)(6)*
	For the Six Months Ended June 30,
	2024	2023
Net Income	$(10.6)	$18.6
Less: Investment management fees	(47.4)	(30.1)
Less: Loans	(16.1)	(8.4)
Less: Other	(0.4)	(0.9)
Less: Total Income from unconsolidated investments	24.8	(4.3)
Less: Gain on sale of real estate, net	(106.6)	(108.2)
Add: Compensation and related	59.4	67.6
Add: Carried interests compensation	(10.0)	0.5
Add: General and administrative	17.8	17.1
Add: Depreciation and amortization	75.3	79.5
Add: Interest Expense	128.5	128.3
Add: Gain (loss) on early extinguishment of debt	0.2	1.6
Less: Other income (loss)	(7.1)	(21.3)
Add: Provision for income taxes	14.9	6.4
Less: NCI adjustments (1)	(3.8)	(4.1)
Add: Unconsolidated investment adjustments (2)	68.6	68.1
Add: Straight-line and above/below market rents (6)	(0.9)	(0.9)
Less: Properties bought and sold (3)	(2.6)	(25.1)
Less: Other properties excluded (4)	(7.8)	(12.3)
Other Reconciling Items (5)	0.4	0.1
Same Property NOI (Net Effective)*	$176.6	$172.2

	Same Property - NOI (Net Effective)(6)*
	For the Six Months Ended June 30,
Same Property (Reported)	2024	2023
Office - Same Property	$49.8	$48.3
Multifamily Market Rate Portfolio - Same Property	105.7	103.1
Multifamily Affordable Portfolio - Same Property	21.1	20.8
Same Property NOI (Net Effective)* (Reported)	$176.6	$172.2
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2024, 77% of our consolidated level debt is fixed rate, 22% is floating rate with interest caps and 1% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, SOFR, LIBOR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $1.7 million increase in interest expense or $3.8 million of interest expense savings during 2024 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.77% and approximately 1.2 years, respectively, as of June 30, 2024.
The table below represents contractual balances of our consolidated financial instruments at the expected maturity dates as well as the fair value as of June 30, 2024. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2024. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	As of June 30, 2024
Interest rate sensitive assets
Cash and cash equivalents	$366.5	$—	$—	$—	$—	$—	$366.5	$366.5
Average interest rate	1.60%	—%	—%	—%	—%	—%	1.60%	—
Fixed rate receivables*	20.2	12.2	18.7	10.0	—	6.1	67.2	62.1
Average interest rate	4.68%	5.88%	4.02%	6.80%	—%	6.49%	5.20%	—
Variable rate receivables*	64.5	98.8	34.9	2.8	—	—	201.0	198.2
Average interest rate	9.35%	8.95%	9.00%	8.78%	—%	—%	9.09%	—
Total	$451.2	$111.0	$53.6	$12.8	$—	$6.1	$634.7	$626.8
Weighted average interest rate	2.84%	8.61%	7.26%	7.24%	—%	6.49%	4.35%
Interest rate sensitive liabilities
Variable rate borrowings	$55.6	$222.7	$415.0	$240.5	$8.6	$253.5	$1,195.9	$1,177.6
Average interest rate	6.11%	6.42%	7.25%	7.52%	7.06%	6.87%	7.02%	—
Fixed rate borrowings	—	625.4	233.7	102.0	327.3	2,766.4	4,054.8	3,600.7
Average interest rate	—%	3.41%	4.08%	3.86%	4.64%	4.48%	4.29%	—
Total	$55.6	$848.1	$648.7	$342.5	$335.9	$3,019.9	$5,250.7	$4,778.3
Weighted average interest rate	6.11%	4.20%	6.11%	6.43%	4.70%	4.68%	4.91%
(*) Represents principal balance of interest rate receivables, excluding $4.2 million of unamortized discount, and $15.7 million of loan loss reserves.
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
    Approximately 33% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of June 30, 2024, we have hedged 105% of the net asset carrying value of our euro denominated investments and 87% of the net asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $10.2 million or decrease by $11.6 million, respectively. If rates increase or decrease by 10% we would have an increase of $19.5 million and a decrease of $24.3 million, respectively.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
April 1 - April 30, 2024	522,105	$8.41	26,407,743	$110,873,489
May 1 - May 31, 2024	90,000	8.84	26,497,743	110,077,667
June 1 - June 30, 2024	57,396	9.70	26,555,139	109,521,177
	669,501	$8.58	26,555,139	$109,521,177
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 8, 2024	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)