Form 10-Q
period 2024-09-30
Kennedy-Wilson Holdings, Inc.
filed 2024-11-07
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 5, 2024 was 137,411,923.

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
    “Adjusted EBITDA” represents net (loss) income before interest expense, loss (gain) on early extinguishment of debt, the Company's share of interest expense included in unconsolidated investments, preferred dividends, depreciation and amortization, the Company's share of depreciation and amortization included in unconsolidated investments, provision for (benefit from) income taxes, the Company's share of taxes included in unconsolidated investments, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. The Company's management uses Adjusted EBITDA to analyze its business because it adjusts net income for items the Company believes do not accurately reflect the nature of its business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, the Company believes Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of the Company's results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing its operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, the Company's presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in the Company's debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and the Company's ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
i

    “Adjusted Net Income (Loss)” represents net income (loss) before depreciation and amortization, the Company's share of depreciation and amortization included in unconsolidated investments, share-based compensation, and excluding net income attributable to noncontrolling interests, before depreciation and amortization. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Adjusted Net Income to net income as reported under GAAP. The Company's management uses Adjusted Net Income to analyze its business because it adjusts net income for items the Company believes do not accurately reflect the nature of its business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, the Company believes Adjusted Net Income is useful to investors to assist them in getting a more accurate picture of the Company's results from operations. However, Adjusted Net Income is not a recognized measurement under GAAP and when analyzing its operating performance, readers should use Adjusted Net Income in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, the Company's presentation of Adjusted Net Income may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted Net Income is not intended to be a measure of free cash flow for management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments.

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
iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$367.1	$313.7
Accounts receivable, net (including $8.0 and $13.8 of related party)	43.0	57.3
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $969.3 and $957.8)	4,570.7	4,837.3
Unconsolidated investments (including $1,905.5 and $1,927.0 at fair value)	2,052.9	2,069.1
Loan purchases and originations, net of allowance for credit losses	248.1	247.2
Other assets, net	162.4	187.5
Total assets(1)	$7,444.2	$7,712.1

Liabilities
Accounts payable	$9.8	$17.9
Accrued expenses and other liabilities	548.4	597.8
Mortgage debt	2,749.1	2,840.9
KW unsecured debt	1,955.2	1,934.3
KWE unsecured bonds	528.9	522.8
Total liabilities(1)	5,791.4	5,913.7

Equity
Preferred stock 1,000,000 shares authorized, Series A cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of September 30, 2024 and December 31, 2023, Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of September 30, 2024 and December 31, 2023 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 200,000 shares outstanding as of September 30, 2024 and December 31, 2023	789.9	789.9
Common stock, $0.0001 par value per share, 200,000,000 authorized, 137,411,923 and 138,727,521 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,706.4	1,718.6
Accumulated deficit	(510.3)	(349.0)
Accumulated other comprehensive loss	(372.3)	(404.4)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,613.7	1,755.1
Noncontrolling interests	39.1	43.3
Total equity	1,652.8	1,798.4
Total liabilities and equity	$7,444.2	$7,712.1

(1) The assets and liabilities as of September 30, 2024 include $181.5 million (including cash held by consolidated investments of $5.9 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $138.8 million) and $62.0 million (including investment debt of $55.8 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2023 include $154.9 million (including cash held by consolidated investments of $3.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $121.8 million) and $101.4 million (including investment debt of $54.9 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Rental	$97.8	$102.4	$293.0	$315.6
Hotel	—	16.6	9.3	42.7
Investment management fees (includes $14.2, $15.1, $45.2, $37.8 of related party fees)	21.6	15.5	69.0	45.6
Loan	7.6	8.6	23.7	17.0
Other	0.5	0.7	0.9	1.6
Total revenue	127.5	143.8	395.9	422.5

Loss from unconsolidated investments
Principal co-investments	(3.9)	(56.1)	—	(33.4)
Carried interests	(16.4)	(17.9)	(45.1)	(36.3)
Total loss from unconsolidated investments	(20.3)	(74.0)	(45.1)	(69.7)

Gain on sale of real estate, net	6.2	30.4	112.8	138.6

Expenses
Rental	39.0	38.4	113.2	113.7
Hotel	—	9.8	7.6	27.4
Compensation and related (including $6.1, $7.3, $17.3, $21.7 of share-based compensation)	30.0	31.1	89.4	98.7
Carried interests compensation	(5.5)	(6.0)	(15.5)	(5.5)
General and administrative	10.2	8.4	28.0	25.5
Depreciation and amortization	36.9	38.8	112.2	118.3
Total expenses	110.6	120.5	334.9	378.1
Interest expense	(66.9)	(64.2)	(195.4)	(192.5)
Loss on early extinguishment of debt	(0.3)	—	(0.5)	(1.6)
Other (loss) income	(13.1)	0.7	(6.0)	22.0
Loss before benefit from (provision for) income taxes	(77.5)	(83.8)	(73.2)	(58.8)
Benefit from (provision for) income taxes	10.7	19.7	(4.2)	13.3
Net loss	(66.8)	(64.1)	(77.4)	(45.5)
Net loss (income) attributable to the noncontrolling interests	0.2	(17.3)	0.4	(21.4)
Preferred dividends	(10.8)	(10.8)	(32.6)	(27.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.4)	$(92.2)	$(109.6)	$(94.0)
Basic loss per share
Loss per share	$(0.56)	$(0.66)	$(0.79)	$(0.67)
Weighted average shares outstanding	137,413,758	139,391,316	137,896,626	138,914,964
Diluted loss per share
Loss per share	$(0.56)	$(0.66)	$(0.79)	$(0.67)
Weighted average shares outstanding	137,413,758	139,391,316	137,896,626	138,914,964
Dividends declared per common share	$0.12	$0.24	$0.48	$0.72

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(66.8)	$(64.1)	$(77.4)	$(45.5)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	37.6	(32.2)	17.3	(6.4)
Amounts reclassified from AOCI	—	—	5.1	—
Unrealized foreign currency derivative contracts (loss) gain	(5.3)	4.7	9.8	9.9
Total other comprehensive income for the period	32.3	(27.5)	32.2	3.5

Comprehensive loss	(34.5)	(91.6)	(45.2)	(42.0)
Comprehensive (income) loss attributable to noncontrolling interests	—	(17.1)	0.3	(22.1)
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc.	$(34.5)	$(108.7)	$(44.9)	$(64.1)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2024	800,000	$789.9	137,425,743	$—	$1,700.6	$(416.6)	$(404.4)	$40.9	$1,710.4
Shares retired due to common stock repurchase program	—	—	(13,820)	—	(0.3)	0.2	—	—	(0.1)
Share-based compensation	—	—	—	—	6.1	—	—	—	6.1
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	37.4	0.2	37.6
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(5.3)	—	(5.3)
Common stock dividends	—	—	—	—	—	(16.5)	—	—	(16.5)
Preferred stock dividends	—	—	—	—	—	(10.8)	—	—	(10.8)
Net loss	—	—	—	—	—	(66.6)	—	(0.2)	(66.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance at September 30, 2024	800,000	$789.9	137,411,923	$—	$1,706.4	$(510.3)	$(372.3)	$39.1	$1,652.8

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2023	800,000	$790.5	139,390,837	$—	$1,710.5	$53.4	$(400.0)	$46.2	$2,200.6
At-the-market equity offering program costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(32.0)	(0.2)	(32.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	4.7	—	4.7
Common stock dividends	—	—	—	—	—	(33.5)	—	—	(33.5)
Preferred stock dividends	—	—	—	—	—	(10.8)	—	—	(10.8)
Net loss	—	—	—	—	—	(81.4)	—	17.3	(64.1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19.7)	(19.7)
Balance at September 30, 2023	800,000	$790.5	139,390,837	$—	$1,717.7	$(72.3)	$(427.3)	$43.7	$2,052.3

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4
At-the-market equity offering program costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Restricted stock grants (RSG)	—	—	379,188	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(129,011)	—	(1.6)	—	—	—	(1.6)
Shares retired due to common stock repurchase program	—	—	(1,565,775)	—	(27.8)	14.4	—	—	(13.4)
Share-based compensation	—	—	—	—	17.3	—	—	—	17.3
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	22.5	0.1	22.6
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	9.6	—	9.6
Common stock dividends	—	—	—	—	—	(66.1)	—	—	(66.1)
Preferred stock dividends	—	—	—	—	—	(32.6)	—	—	(32.6)
Net loss	—	—	—	—	—	(77.0)	—	(0.4)	(77.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4.0)	(4.0)
Balance at September 30, 2024	800,000	$789.9	137,411,923	$—	$1,706.4	$(510.3)	$(372.3)	$39.1	$1,652.8

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Nine Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Preferred stock issuance, net of issuance costs	200,000	198.0	—	—	—	—	—	—	198.0
Issuance of common stock	—	—	1,690,743	—	29.9	—	—	—	29.9
Restricted stock grants (RSG)	—	—	955,756	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(1,046,430)	—	(13.4)	—	—	—	(13.4)
Share-based compensation	—	—	—	—	21.7	—	—	—	21.7
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(7.1)	0.7	(6.4)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	9.9	—	9.9
Common stock dividends	—	—	—	—	—	(100.4)	—	—	(100.4)
Preferred stock dividends	—	—	—	—	—	(27.1)	—	—	(27.1)
Net loss	—	—	—	—	—	(66.9)	—	21.4	(45.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.0	1.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25.8)	(25.8)
Balance at September 30, 2023	800,000	$790.5	139,390,837	$—	$1,717.7	$(72.3)	$(427.3)	$43.7	$2,052.3

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(77.4)	$(45.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of real estate, net	(112.8)	(138.6)
Depreciation and amortization	112.2	118.3
Above/below market and straight-line rent amortization	(1.9)	(5.6)
Uncollectible lease income	2.1	4.6
Accretion of discount on loans receivable	(3.1)	(2.3)
Provision for credit losses	10.3	2.5
Benefit from deferred income taxes	(14.2)	(21.0)
Amortization of deferred loan costs	7.3	6.8
Amortization of discount and accretion of premium on issuance of senior notes and mortgage debt	1.3	(1.6)
Unrealized net loss (gain) on derivatives	13.1	(20.6)
Loss from unconsolidated investments	45.1	69.7
Operating distributions from unconsolidated investments	43.6	53.5
Deferred compensation	(8.7)	3.7
Share-based compensation	17.3	21.7
Change in assets and liabilities:
Accounts receivable	10.8	(11.8)
Other assets	(8.2)	(4.6)
Accounts payable, accrued expenses and other liabilities	(11.3)	(31.9)
Net cash provided by (used in) operating activities	25.5	(2.7)
Cash flows from investing activities:
Proceeds from collection of loans receivable	26.4	40.8
Issuance and acquisition of loans receivable, net of discounts	(31.3)	(129.6)
Net proceeds from sale of consolidated real estate	457.6	282.6
Purchases of real estate	(16.6)	—
Capital expenditures to real estate	(110.8)	(146.5)
(Premiums paid) proceeds from settlement of derivative contracts	(3.1)	3.4
Distributions from unconsolidated investments	22.9	49.6
Contributions to unconsolidated investments	(86.9)	(120.9)
Net cash provided by (used in) investing activities	258.2	(20.6)
Cash flows from financing activities:
Issuance of preferred stock	—	198.0
Borrowings under line of credit	100.0	50.0
Repayment of line of credit	(75.0)	(185.0)
Borrowings under mortgage debt	111.2	370.8
Repayment of mortgage debt	(230.3)	(386.8)
Payment of deferred loan costs	(8.4)	(0.6)
Repurchase and retirement of common stock	(15.0)	(13.4)
Proceeds from issuance of common stock, net of issuance costs	(0.1)	29.9
Common dividends paid	(83.7)	(102.5)
Preferred dividends paid	(32.6)	(23.6)
Contributions from noncontrolling interests	0.1	1.0
Distributions to noncontrolling interests	(4.0)	(25.8)
Net cash used in financing activities	(237.8)	(88.0)
Effect of currency exchange rate changes on cash and cash equivalents	7.5	2.9
Net change in cash and cash equivalents(1)	53.4	(108.4)
Cash and cash equivalents, beginning of period	313.7	439.3
Cash and cash equivalents, end of period	$367.1	$330.9
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash paid for:
Interest(1)(2)	$201.6	$177.3
Income taxes	7.0	16.7

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	399.4	266.5
(1) $0.8 million and $1.9 million attributable to noncontrolling interests for the nine months ended September 30, 2024 and 2023, respectively.
(2) Excludes $4.5 million and $3.8 million of capitalized interest for the nine months ended September 30, 2024 and 2023, respectively.

    As of September 30, 2024 and December 31, 2023 the Company had $105.1 million and $69.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023

Accrued capital expenditures	$2.6	$6.0
Common dividends declared but not paid on common stock	18.5	33.5
Preferred dividends declared but not paid on preferred stock	9.2	10.2

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE:KW) and its wholly owned and consolidated subsidiaries (collectively the “Company” or “Kennedy Wilson”) is a real estate investment company that invests in high growth markets across the United States ("U.S."), the United Kingdom ("UK") and Ireland. With an objective of generating strong long-term risk-adjusted returns for its shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, in its markets, the Company focuses on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). The Company is focused on growing its investment management and co-investment platform whereby it invests a minority position (with the potential for carried interest) and earns asset management fees in its role as asset manager.
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2024 and 2023 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2024. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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
    Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital, net asset value or gross revenues. The Company provides investment management on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
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
Loan income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Interest income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments – Credit Losses for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through other income/loss on the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

In addition, the Company elected the fair value option for 74 investments in unconsolidated co-investment entities. These 74 co-investments are structured as limited liability companies and limited partnerships with one partner and function under a collaborative decision-making structure and the Company owns a weighted average ownership of approximately 40% of the equity investment in such co-investment investments. The Company elected to record these 74 co-investments at fair value in order to report the change in value in the underlying investments in the results of its current operations in a fashion consistent with its investments in certain commingled funds, as described above.

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

At the end of each reporting period, the Company calculates the carried interest that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interest to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to carried interests to the general partner or asset manager. As of September 30, 2024 and December 31, 2023, the Company has $32.2 million and $77.3 million of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. The Company had no cash payments received on carried interests for the three and nine months ended September 30, 2024 and 2023. The amount of the Company’s non-cash carried interest accruals recorded from its Funds and the 74 co-investments for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Funds	$(9.3)	$(10.6)	$(34.9)	$(21.0)
Co-investments	(7.1)	(7.3)	(10.2)	(15.3)
Total	$(16.4)	$(17.9)	$(45.1)	$(36.3)
Carried interests compensation is recorded in the same period that the related carried interests are recorded and can be reversed during periods when there is a reversal of carried interests that were previously recorded. As of September 30, 2024 and December 31, 2023, the Company has $8.1 million and $22.8 million, respectively of accrued carried interests compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. The Company did not pay any carried interest compensation for any of the periods presented.

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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company did not adopt any new accounting standards during the nine months ended September 30, 2024.
    On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued an ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that will require quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures. The compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2024, followed by interim disclosures in our quarterly reports on Form 10-Q thereafter, with early adoption permitted. We will adopt this ASU for our annual report on Form 10-K for the year ending December 31, 2024. The Company is evaluating the impact this guidance this guidance will have on our consolidated financial statements and related disclosures.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2024 and December 31, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
(Dollars in millions)	2024	2023
Land	$1,107.2	$1,328.3
Buildings	3,691.3	3,679.1
Building improvements	484.1	511.3
In-place lease values	257.4	276.4
	5,540.0	5,795.1
Less accumulated depreciation and amortization	(969.3)	(957.8)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,570.7	$4,837.3
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. As of September 30, 2024, the Company has 62 operating properties and three properties under development or lease up that consist of 9,928 units and 5.7 million square feet.

Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 7.2 years at September 30, 2024.
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
During the nine months ended September 30, 2024, Kennedy Wilson spent $16.6 million for consolidated acquisition of certain rental properties in the United Kingdom.
    Gain on Sale of Real Estate, Net
During the nine months ended September 30, 2024, Kennedy Wilson recognized gains on sale of real estate, net of $112.8 million. These gains were primarily due to (i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building in an office campus which resulted in a gain of $21.6 million; (iii) the sale of a 90% interest in a previously wholly-owned multifamily property, which led to the deconsolidation of the property and a gain of $8.1 million; and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail assets in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
During the nine months ended September 30, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $138.6 million. These gains were primarily due to (i) the Company's sale of a 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; (iii) the sale of a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million ($20.1 million of which was at the Company's share) and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States and the United Kingdom. The gains on sale of real estate, net include an impairment loss of $13.7 million relating to non-core office and retail buildings in the United Kingdom and Ireland that were being marketed for sale.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
is generally ratably throughout the term of the lease. The reimbursements are recognized in rental income in the consolidated statements of operations as the Company is the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at September 30, 2024:

(Dollars in millions)	Minimum
Rental Revenues(1)
2024 (remainder)	$29.9
2025	124.4
2026	108.3
2027	94.8
2028	79.3
Thereafter	189.4
Total	$626.1
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
Investment Management Fees
The following table presents investment management fees recorded by Kennedy Wilson during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Base management fees	$10.4	$8.7	$28.1	$26.2
Acquisition related fees	0.3	—	0.9	—
Total(1)	$10.7	$8.7	$29.0	$26.2
(1)Fees above are recorded as a component to investment management fees on the statement of operations and excludes fees the Company earns on its loan investments.
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of September 30, 2024:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$835.3	$72.7	$251.7	$62.8	$186.3	$1,408.8
Ireland	307.2	140.7	—	5.1	—	453.0
United Kingdom	—	145.8	—	29.7	15.6	191.1
Total	$1,142.5	$359.2	$251.7	$97.6	$201.9	$2,052.9

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
    During the nine months ended September 30, 2024, the change in unconsolidated investments primarily relates to $82.6 million of contributions to new and existing unconsolidated investments primarily for capital calls for development at Kona Village Resort, Cooper's Cross and a new commingled fund in the Western United States, $66.5 million of distributions from unconsolidated investments, $45.1 million of losses from unconsolidated investments (which includes fair value movements), and a $12.8 million increase related to other items, which primarily related to foreign exchange movements. Please see below for additional details.
    As of September 30, 2024 and December 31, 2023, $1,905.5 million and $1,927.0 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2024:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$25.5	$18.1	$6.5	$1.7	$—	$—	$0.2	$3.1	$32.2	$22.9
Ireland	7.2	—	3.4	—	—	—	—	—	10.6	—
United Kingdom	—	—	0.1	—	—	—	0.7	—	0.8	—
Total	$32.7	$18.1	$10.0	$1.7	$—	$—	$0.9	$3.1	$43.6	$22.9
Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company. Investing distributions related to conversions of VHH properties from development to operating, the redemption of an interest in a hedge fund investment and excess proceeds from the refinancing of mortgage loans on properties.
Loss from Unconsolidated Investments
    The following table presents (loss) income from unconsolidated investments recorded by Kennedy Wilson during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Income from unconsolidated investments - operating performance	$5.6	$4.5	$19.4	$39.9
Loss from unconsolidated investments - fair value	(9.5)	(60.6)	(19.4)	(73.3)
Loss from unconsolidated investments - carried interests Funds	(9.3)	(10.6)	(34.9)	(21.0)
Loss from unconsolidated investments - carried interests co-investments	(7.1)	(7.3)	(10.2)	(15.3)
	$(20.3)	$(74.0)	$(45.1)	$(69.7)

The decrease in income from unconsolidated investments related to the following items: (i) higher interest expense due to changes in the contractual interest rates of our indebtedness and higher debt balances due to increase in assets in Co-Investment portfolio, (ii) costs associated with the ongoing stabilization of the Kona Village Resort and development properties in Europe that are in the process of leasing up and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2024, the Company recorded fair value decreases with respect to: (i) certain office properties located in Ireland, United States and the United Kingdom due to a lower market assumptions of vacancy and rental growth (ii) non-cash fair value losses on mortgage debt and hedges associated with interest rates as previous non-cash fair value gains unwind as loans and hedges move closer to maturity dates. These fair value decreases were offset by (i) fair value increases with respect to our minority ownership interest in Zonda, a technology based real estate residential housing advisory business that offers construction data providing insights and solutions for leaders in the home building industry, as a result of Zonda's recent completion of a merger transaction; (ii) fair value increases associated with VHH due to increases in NOI at the underlying properties and lower cost of capital associated with the business as interest rates have moved down; and (iii) fair value increase on a recently completed multifamily development in the Western United States as operations ramp up.

During the nine months ended September 30, 2024, the Company recorded a $34.9 million decrease in the accrual for carried interests in our Funds primarily related to the fair value decreases that we recorded with respect to one of our Western United States commingled funds (as discussed above) and $10.2 million decrease in carried interests on certain separate account platforms that hold multifamily assets in the Western United States. As of September 30, 2024, the Company’s net accrued carried interests receivable totaled $32.2 million.

During the nine months ended September 30, 2023, the Company recorded fair value decreases with respect to: (i) office properties in our commingled funds due to cap rate expansion, which also led to the Company recording a decrease of the accrued carried interests with respect to such funds as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland due to increased interest rates which led to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and a decrease in value in the Company's minority-ownership investment in Zonda due to a decrease in operations and (iv) a national co-working office tenant no longer paying rent on a building that the Company holds a 10% ownership interest in. These fair value decreases were offset by (i) fair value increases with respect to the Company's investment in VHH due to the conversion of the status of one of VHH’s largest properties from development to operating and gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate (which was set in 2019) mortgage, the resyndication of a property and the sale of retail units at one of the properties; (ii) recorded fair value increases on certain of the Company's development projects located in Dublin, Ireland as we are near completion; and (iii) foreign exchange movements, net of any foreign exchange hedges as the euro and pound sterling strengthened against the dollar.

During the nine months ended September 30, 2023, the Company recorded a $21.0 million decrease in the accrual for carried interests primarily related to the fair value decreases that the Company recorded with respect to two of our Western United States commingled funds as described above. The Company also had an $15.3 million reduction in carried interests on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in carried interests on our European commingled fund due to the increase in value associated with certain investments held by such fund. There is no carried interests structure with respect to our investment in VHH.

Vintage Housing Holdings

    As of September 30, 2024 and December 31, 2023, the carrying value of the Company's investment in VHH was $311.5 million and $285.9 million, respectively. For the nine months ended September 30, 2024 VHH had distributions of $10.5 million and equity income pickup of $26.8 million which, included $18.9 million relating to fair value adjustments. The increase in the current period primarily relates to the acquisition of an equity interest in a new property and fair value increases associated with increased NOI at the properties and lowered cost of capital associated with the business due to a decrease in interest rates. As of September 30, 2024, VHH totaled 12,485 units including 1,660 units under development.
Capital Commitments
    As of September 30, 2024, Kennedy Wilson had unfulfilled capital commitments totaling $231.1 million to eight of its unconsolidated joint ventures, including $63.7 million relating to four closed-end funds managed by Kennedy Wilson, under their respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2024:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,905.5	$1,905.5
Net currency derivative contracts	—	(36.4)	—	(36.4)
Total	$—	$(36.4)	$1,905.5	$1,869.1
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2023:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,927.0	$1,927.0
Net currency derivative contracts	—	(23.7)	—	(23.7)
Total	$—	$(23.7)	$1,927.0	$1,903.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 74 unconsolidated co-investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,814.6 million and $1,793.9 million at September 30, 2024 and December 31, 2023, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $90.9 million and $133.1 million at September 30, 2024 and December 31, 2023, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. See Note 4 for more information on the fluctuations for these investments.
As of September 30, 2024, there were cumulative fair value gains on investments held of $267.6 million.
    In estimating fair value of real estate held by the Funds and the 74 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning balance	$1,914.0	$2,174.7	$1,927.0	$2,093.7
Unrealized and realized gains	48.7	18.8	104.8	117.1
Unrealized and realized losses	(72.9)	(88.5)	(164.2)	(195.6)
Contributions	17.7	26.7	76.7	120.0
Distributions	(28.9)	(16.8)	(55.4)	(89.3)
Foreign exchange	22.9	(25.8)	13.3	(6.6)
Other	4.0	0.1	3.3	49.9
Ending balance	$1,905.5	$2,089.2	$1,905.5	$2,089.2
Unobservable Inputs for Real Estate

The Company accounts for a number of unconsolidated investments under fair value, the accuracy of estimating fair value cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the nine months ended September 30, 2024 and future periods.
In determining estimated fair market values, the Company utilizes two approaches to value real estate, a discounted cash flow analysis and direct capitalization approach.
Discounted cash flow models estimate future cash flows from a buyer's perspective (including terminal values) and compute a present value using a market discount rate. The holding period in the analysis is typically 10 years. This is consistent with how market participants often estimate values in connection with buying real estate but these holding periods can be shorter depending on the life of the structure an investment is held within. The cash flows include a projection of the net sales proceeds at the end of the holding period, computed using a market reversionary capitalization rate. For our investment in VHH the Company fair values its general partner ("GP") interests net cashflows utilizing a levered discount rate.
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
The table below describes the range of unobservable inputs for real estate assets as of September 30, 2024:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.30% —7.20%	8.30% — 9.20%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	15.00% — 19.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.50% — 6.00%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	5.20% — 10.00%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.10% to 9.30%.

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
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2024, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of September 30, 2024 and December 31, 2023 are reported in other assets, net for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of September 30, 2024 and the activity during the nine months ended September 30, 2024.

(Dollars, Euros and British Pound Sterling in millions)			September 30, 2024		Nine Months Ended September 30, 2024
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI Gains (Losses)		Income Statement Gains (Losses)	Interest Expense	Cash Received (Paid)
Outstanding
EUR	USD	€227.5	$1.8	$15.9	$—		$(1.0)	$2.3	$—
EUR(1)	GBP	€40.0	—	2.8	(2.3)		—	—	—
EUR(1)(2)	GBP	€475.0	—	—	22.8		—	—	—
GBP	USD	£375.0	1.1	20.6	(15.1)		(3.6)	0.7	—
Total Outstanding			2.9	39.3	5.4		(4.6)	3.0	—

Settled
EUR	USD		—	—	—		0.7	0.7	1.0
GBP	USD		—	—	1.5		—	0.5	(4.1)
Total Settled			—	—	1.5		0.7	1.2	(3.1)
Total			$2.9	$39.3	$6.9	(3)	$(3.9)	$4.2	$(3.1)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax benefit of $2.9 million.

    The amounts recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson. During the nine months ended September 30, 2024, the Company reclassified a loss of $8.8 million from other comprehensive loss to gain on sale of real estate relating to the sale of the Shelbourne hotel.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the nine months ended September 30, 2024, Kennedy Wilson had a gross foreign currency translation gain on its net assets of $18.0 million. As of September 30, 2024, the Company has hedged 105% of the net asset carrying value of its euro denominated investments and 81% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Swaps and Caps

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $6.7 million for the nine months ended September 30, 2024. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $0.7 million loss recorded in principal co-investments. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $19.3 million for the nine months ended September 30, 2023. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $1.4 million gain through principal co-investments for the nine months ended September 30, 2023.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    Debt liabilities are accounted for at face value plus net unamortized debt premiums/discounts and any fair value adjustments as part of business combinations. The fair value as of September 30, 2024 and December 31, 2023 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.9 billion and $4.8 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.2 billion and $5.3 billion at September 30, 2024 and December 31, 2023, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
Kennedy Wilson's global debt investment platform consists of two portfolios: our construction lending portfolio, which was established with the acquisition of the construction loan portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and our bridge loan portfolio.
Within its construction loan portfolio, the Company focuses on originating senior loans to high quality sponsors secured primarily by new market-rate apartment or student housing properties across the United States. The current outstanding balance totals $2.6 billion (Kennedy Wilson share of $124.5 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of September 30, 2024, we had unfulfilled capital commitments totaling $102.4 million to our loan portfolio.
The Company's bridge loan portfolio includes loans secured by multifamily, office, retail, industrial and hotel assets in the Western United States and United Kingdom. It also includes certain mezzanine loans that are fixed rate with maturities of 5 to 10 years and are secured by office or multifamily properties in the Western United States.
The Company has loan purchases and originations of $248.1 million and $247.2 million at September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024 the Company had loan income of $7.6 million and $23.7 million, and for the three and nine months ended September 30, 2023 the Company had loan income of $8.6 million and $17.0 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded a $1.5 million and $10.3 million credit loss reserve recorded in other income. See Note 2 for more detail on CECL reserves.
NOTE 7—OTHER ASSETS, NET
    Other assets consist of the following:

(Dollars in millions)	September 30, 2024	December 31, 2023
Straight line rent receivable	$42.9	$45.8
Goodwill	23.9	23.9
Interest rate caps and swaps	13.5	29.0
Prepaid expenses	17.1	13.1
Hedge assets	2.9	13.3
Deferred taxes, net	7.7	10.0
Right of use asset, net	8.6	8.9
Leasing commissions, net of accumulated amortization of $13.2 and $13.4 at September 30, 2024 and December 31, 2023, respectively	7.9	9.0
Furniture and equipment net of accumulated depreciation of $22.1 and $30.8 at September 30, 2024 and December 31, 2023, respectively	6.0	7.0
Above-market leases, net of accumulated amortization of $41.0 and $42.4 at September 30, 2024 and December 31, 2023, respectively	1.7	2.5
Other	30.2	25.0
Other Assets, net	$162.4	$187.5

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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2024 (remainder)	$0.3
2025	1.0
2026	1.4
2027	1.4
2028	1.4
Thereafter	32.7
Total undiscounted rental payments	38.2
Less imputed interest	(29.6)
Right of use asset, net	$8.6
NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of September 30, 2024 and December 31, 2023:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	September 30, 2024	December 31, 2023
Multifamily(1)	Western U.S.	$1,758.7	$1,711.0
Commercial(1)	United Kingdom	467.8	509.9
Commercial(1)	Ireland	334.9	337.8
Commercial	Western U.S.	198.6	258.2
Commercial	Spain	—	37.7
Mortgage debt (excluding loan fees)(1)		2,760.0	2,854.6
Unamortized loan fees		(10.9)	(13.7)
Total Mortgage Debt		$2,749.1	$2,840.9
(1) The mortgage debt balances include unamortized debt discount. Debt discount represents the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of September 30, 2024 and December 31, 2023 was $1.5 million and $1.0 million, respectively.
    The Company's consolidated mortgage debt had a weighted average interest rate of 5.09% per annum as of September 30, 2024 and 5.10% as of December 31, 2023. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.5% as of September 30, 2024 and December 31, 2023. Additionally, the Company has recorded fair value movements and interest expense savings as the value of the interest rate caps and swaps have increased with rising interest rates. See Interest Rate Caps and Swaps in Note 5 for more detail. As of September 30, 2024, 63% of Kennedy Wilson's property level debt was fixed rate, 33% was floating rate with interest caps and swaps and 4% was floating rate without interest caps and swaps, compared to 65% of Kennedy Wilson's consolidated property level debt was fixed rate, 35% was floating rate with interest caps and swaps and 0% was floating rate without interest caps and swaps, as of December 31, 2023. The weighted average strike price on caps and

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
maturity of Kennedy Wilson's variable rate mortgage debt is 2.87% and approximately 1.2 years, respectively, as of September 30, 2024.
Mortgage Loan Transactions and Maturities
    During the nine months ended September 30, 2024, the Company had one loan that was refinanced with a new loan and had four principal pay downs on debt facilities from proceeds from asset sales.
    The aggregate maturities of mortgage loans as of September 30, 2024 including amortization and the effects of any extension options. In certain cases, extension options will only be granted after meeting certain lender loan covenants.

(Dollars in millions)	Aggregate Maturities
2024 (remainder)(1)	$58.7
2025	145.7
2026	682.3
2027	351.1
2028	340.3
Thereafter	1,183.4
2,761.5
Unamortized debt discount	(1.5)
Unamortized loan fees	(10.9)
Total Mortgage Debt	$2,749.1
(1) The Company is actively negotiating loan extensions and refinances with lenders on these loans.
    As of September 30, 2024, the Company was in compliance with all financial mortgage debt covenants.
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of September 30, 2024 and December 31, 2023:

(Dollars in millions)	September 30, 2024	December 31, 2023
Credit facility	$176.5	$150.4
Senior notes(1):
2029 Notes	601.3	601.5
2030 Notes	600.0	600.0
2031 Notes	601.5	601.6
KW unsecured debt	1,979.3	1,953.5
Unamortized loan fees	(24.1)	(19.2)
Total KW Unsecured Debt	$1,955.2	$1,934.3
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of September 30, 2024 and December 31, 2023 was $2.8 million and $3.1 million, respectively.

Borrowings Under Credit Facilities

    On September 12, 2024, the Kennedy-Wilson, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), the Company and certain of the Company's subsidiaries entered into that certain Third Amended and Restated Credit Agreement (the "Credit Agreement", and the $550 million revolving line of credit thereunder, the "Third A&R Facility") with Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto. Loans under the Third A&R Facility bear interest at a rate equal to Daily SOFR or Term SOFR plus an applicable rate between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. The Third A&R Facility has a maturity date of September 12, 2027 and has two six-month extension options.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The Third A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2024, the Company was in compliance with these covenants.
    As of September 30, 2024, the Third A&R Facility had $176.5 million outstanding with $373.5 million available to be drawn.
    The average outstanding borrowings under the Third A&R Facility was $191.0 million during the nine months ended September 30, 2024.
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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of September 30, 2024, the maximum balance sheet leverage ratio was 1.35 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
    As of September 30, 2024, the Company was in compliance with all financial covenants.
NOTE 10—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of September 30, 2024 and December 31, 2023:

(Dollars in millions)	September 30, 2024	December 31, 2023
KWE Euro Medium Term Note Programme(1)	$529.2	$523.3
Unamortized loan fees	(0.3)	(0.5)
Total KWE Unsecured Bonds	$528.9	$522.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of September 30, 2024 and December 31, 2023 was $0.6 million and $1.0 million, respectively.
    As of September 30, 2024, KWE has senior unsecured notes for an aggregate principal amount of approximately $529.8 million (based on September 30, 2024 rates) (€475 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $529.2 million, with an annual fixed coupon of 3.25% and mature in November 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2024, Kennedy Wilson recorded a gain of $22.8 million in other comprehensive income due to the weakening of the euro against the GBP during the period.
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
As of September 30, 2024, KWE was in compliance with these covenants.
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

At-the-Market Equity Offering Program

In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
$200.0 million in amounts and at times as the Company determines from time to time. During the nine months ended September 30, 2024, the Company did not issue any shares under the ATM Program. The ATM program is available through the Company's current shelf registration which expires in March 2025 and the Company has $169.9 million of capacity remaining.

The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$32.6	$32.6	$27.1	$23.6
Common Stock(1)	66.1	83.7	100.4	102.5
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During each of the nine months ended September 30, 2024 and 2023, Kennedy Wilson recognized $17.3 million and $21.7 million of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the nine months ended September 30, 2024, Kennedy Wilson repurchased and retired 1,565,775 shares on the open market for $13.3 million under the stock repurchase program. During the nine months ended September 30, 2023, Kennedy Wilson did not repurchase any shares under the stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The restricted shares that vested during nine months ended September 30, 2024 and 2023 were net-share settled. The total shares withheld during the nine months ended September 30, 2024 and 2023 were 129,011 shares and 1,046,430 shares, respectively. During the nine months ended September 30, 2024 and 2023, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $1.6 million and $13.4 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of taxes from December 31, 2023 to September 30, 2024:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2023	$(125.7)	$76.5	$3.2	$(46.0)
Unrealized gains (losses), arising during the period	18.0	6.9	—	24.9
Deferred taxes on unrealized (gains) losses, arising during the period	(0.7)	2.9	—	2.2
Amounts reclassified out of AOCI during the period, gross	9.5	(0.7)	—	8.8
Amounts reclassified out of AOCI during the period, tax	(4.2)	0.5	—	(3.7)
Noncontrolling interests	(0.1)	—	—	(0.1)
Balance at September 30, 2024	$(103.2)	$86.1	$3.2	$(13.9)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
NOTE 12—EARNINGS PER SHARE
Basic loss per share is computed by dividing net loss attributable to Kennedy-Wilson Holdings, Inc. common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all potentially dilutive common shares. The dilutive effect of non-vested stock issued under share‑based compensation plans is computed using the treasury stock method. The dilutive effect of the cumulative preferred stock is computed using the if‑converted method.
     The following is a summary of the elements used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2024	2023	2024	2023
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.4)	$(92.2)	$(109.6)	$(94.0)

Weighted average shares outstanding for basic	137,413,758	139,391,316	137,896,626	138,914,964
Basic loss per basic share	$(0.56)	$(0.66)	$(0.79)	$(0.67)
Weighted average shares outstanding for diluted(1)	137,413,758	139,391,316	137,896,626	138,914,964
Diluted loss per diluted share	$(0.56)	$(0.66)	$(0.79)	$(0.67)
(1)For the three months ended September 30, 2024 and 2023, a total of 41,054,195 and 42,317,642 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the nine months ended September 30, 2024 and 2023, a total of 40,505,660 and 42,040,553 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2024 and 2023 and balance sheet data as of September 30, 2024 and December 31, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$97.8	$—	$—	$97.8
Investment management fees	—	21.6	—	21.6
Loans	—	7.6	—	7.6
Other	—	—	0.5	0.5
Total revenue	97.8	29.2	0.5	127.5

Loss from unconsolidated investments
Principal co-investments	—	(3.9)	—	(3.9)
Carried interests	—	(16.4)	—	(16.4)
Loss from unconsolidated investments	—	(20.3)	—	(20.3)

Gain on sale of real estate, net	6.2	—	—	6.2

Expenses
Rental	39.0	—	—	39.0
Compensation and related	7.6	12.0	10.4	30.0
Carried interests compensation	—	(5.5)	—	(5.5)
General and administrative	3.7	4.5	2.0	10.2
Depreciation and amortization	36.9	—	—	36.9
Total expenses	87.2	11.0	12.4	110.6
Interest expense	(41.3)	—	(25.6)	(66.9)
Loss on extinguishment of debt	(0.3)	—	—	(0.3)
Other loss	(3.3)	(1.5)	(8.3)	(13.1)
(Provision for) benefit from income taxes	(2.7)	—	13.4	10.7
Net loss	(30.8)	(3.6)	(32.4)	(66.8)
Net loss attributable to noncontrolling interests	0.2	—	—	0.2
Preferred dividends	—	—	(10.8)	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(30.6)	$(3.6)	$(43.2)	$(77.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$293.0	$—	$—	$293.0
Hotel	9.3	—	—	9.3
Investment management fees	—	69.0	—	69.0
Loans	—	23.7	—	23.7
Other	—	—	0.9	0.9
Total revenue	302.3	92.7	0.9	395.9

Loss from unconsolidated investments
Principal co-investments	—	—	—	—
Carried interests	—	(45.1)	—	(45.1)
Loss from unconsolidated investments	—	(45.1)	—	(45.1)

Gain on sale of real estate, net	112.8	—	—	112.8

Expenses
Rental	113.2	—	—	113.2
Hotel	7.6	—	—	7.6
Compensation and related	25.1	34.1	30.2	89.4
Carried interests compensation	—	(15.5)	—	(15.5)
General and administrative	10.8	11.9	5.3	28.0
Depreciation and amortization	112.2	—	—	112.2
Total expenses	268.9	30.5	35.5	334.9
Interest expense	(120.6)	—	(74.8)	(195.4)
Loss on extinguishment of debt	(0.5)	—	—	(0.5)
Other (loss) income	(0.3)	(10.0)	4.3	(6.0)
(Provision for) benefit from income taxes	(17.1)	—	12.9	(4.2)
Net income (loss)	7.7	7.1	(92.2)	(77.4)
Net loss attributable to noncontrolling interests	0.4	—	—	0.4
Preferred dividends	—	—	(32.6)	(32.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$8.1	$7.1	$(124.8)	$(109.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$102.4	$—	$—	$102.4
Hotel	16.6	—	—	16.6
Investment management fees	—	15.5	—	15.5
Loans	—	8.6	—	8.6
Other	—	—	0.7	0.7
Total revenue	119.0	24.1	0.7	143.8

Loss from unconsolidated investments
Principal co-investments	—	(56.1)	—	(56.1)
Carried interests	—	(17.9)	—	(17.9)
Loss from unconsolidated investments	—	(74.0)	—	(74.0)

Gain on sale of real estate, net	30.4	—	—	30.4

Expenses
Rental	38.4	—	—	38.4
Hotel	9.8	—	—	9.8
Compensation and related	13.2	5.5	12.4	31.1
Carried interests compensation	—	(6.0)	—	(6.0)
General and administrative	4.8	1.9	1.7	8.4
Depreciation and amortization	38.8	—	—	38.8
Total expenses	105.0	1.4	14.1	120.5
Interest expense	(40.8)	—	(23.4)	(64.2)
Other (loss) income	(4.9)	(2.5)	8.1	0.7
Benefit from income taxes	0.7	—	19.0	19.7
Net loss	(0.6)	(53.8)	(9.7)	(64.1)
Net income attributable to noncontrolling interests	(17.3)	—	—	(17.3)
Preferred dividends	—	—	(10.8)	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(17.9)	$(53.8)	$(20.5)	$(92.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023

(Dollars in millions)	Consolidated	Co-Investments	Corporate	Total
Revenue
Rental	$315.6	$—	$—	$315.6
Hotel	42.7	—	—	42.7
Investment management fees	—	45.6	—	45.6
Loans	—	17.0	—	17.0
Other	—	—	1.6	1.6
Total revenue	358.3	62.6	1.6	422.5

Loss from unconsolidated investments
Principal co-investments	—	(33.4)	—	(33.4)
Carried interests	—	(36.3)	—	(36.3)
Loss from unconsolidated investments	—	(69.7)	—	(69.7)

Gain on sale of real estate, net	138.6	—	—	138.6

Expenses
Rental	113.7	—	—	113.7
Hotel	27.4	—	—	27.4
Compensation and related	36.4	24.0	38.3	98.7
Carried interests compensation	—	(5.5)	—	(5.5)
General and administrative	12.7	7.6	5.2	25.5
Depreciation and amortization	118.3	—	—	118.3
Total expenses	308.5	26.1	43.5	378.1
Interest expense	(119.0)	—	(73.5)	(192.5)
Loss on extinguishment of debt	(1.6)	—	—	(1.6)
Other income (loss)	7.1	(2.5)	17.4	22.0
(Provision for) benefit from income taxes	(7.3)	—	20.6	13.3
Net income (loss)	67.6	(35.7)	(77.4)	(45.5)
Net income attributable to noncontrolling interests	(21.4)	—	—	(21.4)
Preferred dividends	—	—	(27.1)	(27.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$46.2	$(35.7)	$(104.5)	$(94.0)

(Dollars in millions)	September 30, 2024	December 31, 2023
Total assets
Consolidated	$5,020.5	$5,196.3
Co-investment	2,301.0	2,316.3
Corporate	122.7	199.5
Total assets	$7,444.2	$7,712.1

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
    During the nine months ended September 30, 2024, the Company generated pre-tax book loss of $73.2 million related to its global operations and recorded a tax expense of $4.2 million. The tax expense for the period is above the U.S. statutory tax rate. Significant items impacting the quarterly tax provision include: increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE and tax charges associated with non-deductible executive compensation under IRC Section 162(m). During the period, the Company's net deferred tax asset (and associated valuation allowance) related to its excess tax basis in legacy European real estate assets increased as a result of KWE realizing higher taxable income than book income on the disposition of real estate and impairment losses not recognized for tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of September 30, 2024 and December 31, 2023; consolidating statements of operations for the three and nine months ended September 30, 2024 and 2023, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2024 or 2023.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$65.7	$112.4	$189.0	$—	$367.1
Accounts receivable	—	0.2	23.2	19.6	—	43.0
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,454.5	3,116.2	—	4,570.7
Unconsolidated investments	—	14.1	671.5	1,367.3	—	2,052.9
Investments in and advances to consolidated subsidiaries	1,641.4	3,779.0	2,355.3	—	(7,775.7)	—
Loan purchases and originations, net of allowance for credit losses	—	0.5	215.9	31.7	—	248.1
Other assets, net	—	43.1	52.1	67.2	—	162.4
Total assets	$1,641.4	$3,902.6	$4,884.9	$4,791.0	$(7,775.7)	$7,444.2

Liabilities and equity
Liabilities
Accounts payable	$—	$0.3	$2.1	$7.4	$—	$9.8
Accrued expenses and other liabilities	27.7	305.7	94.7	120.3	—	548.4
Mortgage debt	—	—	1,009.1	1,740.0	—	2,749.1
KW unsecured debt	—	1,955.2	—	—	—	1,955.2
KWE unsecured bonds	—	—	—	528.9	—	528.9
Total liabilities	27.7	2,261.2	1,105.9	2,396.6	—	5,791.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,613.7	1,641.4	3,779.0	2,355.3	(7,775.7)	1,613.7
Noncontrolling interests	—	—	—	39.1	—	39.1
Total equity	1,613.7	1,641.4	3,779.0	2,394.4	(7,775.7)	1,652.8
Total liabilities and equity	$1,641.4	$3,902.6	$4,884.9	$4,791.0	$(7,775.7)	$7,444.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$73.3	$99.4	$141.0	$—	$313.7
Accounts receivable	—	0.9	22.0	34.4	—	57.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,522.3	3,315.0	—	4,837.3
Unconsolidated investments	—	14.6	652.0	1,402.5	—	2,069.1
Investments in and advances to consolidated subsidiaries	1,800.4	3,938.2	2,511.6	—	(8,250.2)	—
Loan purchases and originations, net of allowance for credit losses	—	0.7	214.8	31.7	—	247.2
Other assets, net	—	59.4	51.6	76.5	—	187.5
Total assets	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Liabilities
Accounts payable	$—	$0.5	$6.0	$11.4	$—	17.9
Accrued expense and other liabilities	45.3	351.9	91.5	109.1	—	597.8
Mortgage debt	—	—	1,038.0	1,802.9	—	2,840.9
KW unsecured debt	—	1,934.3	—	—	—	1,934.3
KWE unsecured bonds		—	—	522.8	—	522.8
Total liabilities	45.3	2,286.7	1,135.5	2,446.2	—	5,913.7

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,755.1	1,800.4	3,938.2	2,511.6	(8,250.2)	1,755.1
Noncontrolling interests	—	—	—	43.3	—	43.3
Total equity	1,755.1	1,800.4	3,938.2	2,554.9	(8,250.2)	1,798.4
Total liabilities and equity	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$65.6	$61.9	$—	$127.5

Income (loss) from unconsolidated investments	—	0.2	(2.5)	(18.0)	—	(20.3)

(Loss) gain on sale of real estate, net	—	(0.1)	8.3	(2.0)	—	6.2

Total expenses	6.1	17.8	43.1	43.6	—	110.6

Loss from consolidated subsidiaries	(60.7)	(22.5)	(34.9)	—	118.1	—
Interest expense	—	(25.6)	(11.8)	(29.5)	—	(66.9)
Loss on early extinguishment of debt	—	—	(0.3)	—	—	(0.3)
Other loss	—	(8.3)	(2.0)	(2.8)	—	(13.1)
Loss before benefit from (provision for) income taxes	(66.8)	(74.1)	(20.7)	(34.0)	118.1	(77.5)
Benefit from (provision for) income taxes	—	13.4	(1.8)	(0.9)	—	10.7
Net loss	(66.8)	(60.7)	(22.5)	(34.9)	118.1	(66.8)
Net loss attributable to the noncontrolling interests	—	—	—	0.2	—	0.2
Preferred dividends	(10.8)	—	—	—	—	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.6)	$(60.7)	$(22.5)	$(34.7)	$118.1	$(77.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$197.9	$198.0	$—	$395.9

Income (loss) from unconsolidated investments	—	0.6	(21.0)	(24.7)	—	(45.1)

Gain on sale of real estate, net	—	0.7	29.9	82.2	—	112.8

Total expenses	17.3	51.5	119.7	146.4	—	334.9

(Loss) income from consolidated subsidiaries	(60.4)	47.7	8.1	—	4.6	—
Interest expense	—	(74.8)	(33.1)	(87.5)	—	(195.4)
Loss on early extinguishment of debt	—	—	—	(0.5)	—	(0.5)
Other income (loss)	0.3	4.0	(12.2)	1.9	—	(6.0)
(Loss) income before benefit from (provision for) income taxes	(77.4)	(73.3)	49.9	23.0	4.6	(73.2)
Benefit from (provision for) income taxes	—	12.9	(2.2)	(14.9)	—	(4.2)
Net (loss) income	(77.4)	(60.4)	47.7	8.1	4.6	(77.4)
Net loss attributable to the noncontrolling interests	—	—	—	0.4	—	0.4
Preferred dividends	(32.6)	—	—	—	—	(32.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(110.0)	$(60.4)	$47.7	$8.5	$4.6	$(109.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$60.9	$82.8	$—	$143.8

(Loss) income from unconsolidated investments	—	(0.2)	(27.9)	(45.9)	—	(74.0)

Gain on sale of real estate, net	—	—	0.6	29.8	—	30.4

Total expenses	7.3	17.9	35.7	59.6	—	120.5

(Loss) income from consolidated subsidiaries	(56.8)	(42.4)	(26.6)	—	125.8	—
Interest expense	—	(23.4)	(10.8)	(30.0)	—	(64.2)
Other income (loss)	—	7.9	(2.5)	(4.7)	—	0.7
Loss before benefit from (provision for) income taxes	(64.1)	(75.9)	(42.0)	(27.6)	125.8	(83.8)
Benefit from (provision for) income taxes	—	19.1	(0.4)	1.0	—	19.7
Net loss	(64.1)	(56.8)	(42.4)	(26.6)	125.8	(64.1)
Net income attributable to the noncontrolling interests	—	—	—	(17.3)	—	(17.3)
Preferred dividends	(10.8)	—	—	—	—	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(74.9)	$(56.8)	$(42.4)	$(43.9)	$125.8	$(92.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.2	$181.0	$241.3	$—	$422.5

(Loss) income from unconsolidated investments	—	(0.3)	(73.9)	4.5	—	(69.7)

Gain on sale of real estate, net	—	—	98.8	39.8	—	138.6

Total expenses	22.2	59.9	121.9	174.1	—	378.1

(Loss) income from consolidated subsidiaries	(23.5)	72.3	25.9	—	(74.7)	—
Interest expense	—	(73.5)	(34.2)	(84.8)	—	(192.5)
(Loss) gain on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income	0.2	17.1	(1.8)	6.5	—	22.0
(Loss) income before benefit from (provision for) income taxes	(45.5)	(44.1)	71.9	33.6	(74.7)	(58.8)
Benefit from (provision for) income taxes	—	20.6	0.4	(7.7)	—	13.3
Net (loss) income	(45.5)	(23.5)	72.3	25.9	(74.7)	(45.5)
Net income attributable to the noncontrolling interests	—	—	—	(21.4)	—	(21.4)
Preferred dividends	(27.1)	—	—	—	—	(27.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(72.6)	$(23.5)	$72.3	$4.5	$(74.7)	$(94.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 16 - SUBSEQUENT EVENTS
The Company announced a €175 million partial redemption of its outstanding euro-denominated 3.25% notes due November 2025 (the "Notes") issued by KWE, a wholly-owned subsidiary of Kennedy Wilson. The redemption will be completed on December 18, 2024 and funded using cash proceeds from its previously announced asset sale program and existing liquidity. The Company expects the redemption price to be equal to approximately 100.2% of the principal amount redeemed plus accrued interest. After the completion of such partial redemption, there will be a total of €300 million in aggregate nominal amount of the Notes outstanding.

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

Company Overview

We are a real estate investment company with over $27.8 billion of Real Estate Assets Under Management (“AUM”) in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, in our markets, we focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). We have recently focused on growing our investment management and co-investment platform whereby we invest a minority position (with the potential for carried interest) and earn our pro-rata share of income as well as asset management fees in our role as asset manager. During the nine months ended September 30, 2024, our investment management platform generated a total of $69.0 million of asset management fees representing a growth of 51% over the same period in 2023.

For the nine months ended September 30, 2024, our 246 employees managed a total of $27.8 billion (which includes a total of approximately 60,000 multifamily units we hold ownership interest in (39,000 units) or finance (21,000 units)) of AUM. Over the past several years, in line with our focus on the growth of our investments in housing (including the launch of our new £1 billion single-family home rental joint venture with the Canada Pension Plan Investment Board (“CPPIB”) as further discussed below) and the continued execution of our capital recycling plan and our recent non-core asset disposition plan, our global investment portfolio has significantly evolved to be weighted heavily in equity and debt investments in the rental housing sector (multifamily, both market rate and affordable, and student housing). The table below details key metrics and information of our global investment portfolio (in total and in each of our segments):

	Total	Consolidated	Co-Investments
AUM (billions)(1)	$27.8	$13.3	$14.5
Multifamily units - market rate(1)	26,286	9,928	16,358
Multifamily units - affordable(1)	12,485	—	12,485
US Office square feet (millions)(1)	6.0	1.5	4.5
Europe Office feet square feet (millions)(1)	4.6	2.8	1.8
Industrial square feet (millions)(1)	12.2	—	12.2
Retail square feet (millions)(1)	2.6	1.1	1.5
Hotels(1)	1	—	1
Real estate debt investments - 100% (billions)	$8.2	$—	$8.2
(1)Includes amounts for properties that are stabilized, under development and unstabilized.

As of September 30, 2024, the $26.6 billion of operating properties and real estate loans within our AUM produced total revenue of $1.5 billion (KW's share of which was $551.4 million) for the nine months ended September 30, 2024 compared to $22.7 billion of operating properties and real estate loans with total revenue of $1.2 billion (KW's share of which was $549.4 million) during the same period in 2023. Our global team, located in offices throughout the United States, the United Kingdom, Ireland and Japan, also managed the consummation of $347.1 million of gross acquisitions (KW share of 19.9%) and originated $2.1 billion of construction loans (KW share of $52.3 million) which will fund at future dates and funded $715.8 million (KW share of $32.6 million) on previously originated loans. We also had $649.8 million of gross dispositions and $524.7 million of loan repayments (KW's ownership interest of 81.0% and 5%) during the nine months ended September 30, 2024.

Our business is comprised of two segments.

Our Consolidated Portfolio (as defined below) includes primarily wholly-owned multifamily communities, office and retail properties. Our ownership interests in such consolidated properties make up our Consolidated Portfolio ("Consolidated Portfolio") business segment as discussed in detail throughout this report.

In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate related assets through our Co-Investment Portfolio ("Co-Investment Portfolio"). This fee-bearing capital represents total third-party committed or invested capital that we manage in our joint ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees. Additionally, with respect to certain of these structures that we manage and invest our capital in, alongside our equity partners, we have the potential to receive carried interest on our equity investment in such co-investment structures. As of September 30, 2024, our fee-bearing capital was $8.8 billion and we recognized $69.0 million in base investment management fees and had $24.1 million in net accrued carried interests receivable (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment), which included a write down of $45.1 million of carried interests during the nine months ended September 30, 2024. We generally invest in the joint ventures and commingled funds that we manage.
In our Co-Investment Portfolio, 93% of our carrying value is accounted for at fair value. Our interests in such joint ventures and commingled funds and the fees that we earn from such vehicles make up our Co-Investment Portfolio segment as discussed in detail throughout this report.
In addition to our income-producing real estate, we also engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase value. Our total share of development project costs with respect to these investments are estimated at $33.0 million over the next two years. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flows from investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. See additional detail in the section titled Development and Redevelopment below.
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

Quarter to Date and Year to Date Highlights

During the three months ended September 30, 2024, we achieved the following:
•Completed the lease-up of and stabilized two multifamily communities in the Western U.S. totaling 512 units.
•Originated $421.5 million ($10.5 million at our share) of new senior construction loans through our debt investment platform
•Generated total investment management fees of $21.6 million, an increase of 39% from the third quarter of 2023
•Continued to see strength in our stabilized multifamily portfolio which saw same-store occupancy grow by 0.8% to 94.9%, same-property revenue growth of 3.3%, and same-property NOI growth of 3.0%
•Renewed our existing $500 million unsecured revolving credit facility to a new $550 million facility

For the three months ended September 30, 2024, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $77.4 million as compared to a net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $92.2 million for the same period in 2023. These results include $64.0 million and $119.2 million of non-cash expenses for the three months ended September 30, 2024 and September 30, 2023, respectively, which primarily consist of depreciation and amortization and changes in fair value. For the three months ended September 30, 2024 we had Adjusted

EBITDA of $66.4 million as compared to $33.2 million for the same period in 2023. The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the three months ended September 30, 2024 as compared to the same period in 2023, was also due to a $53.7 million increase in the Company’s income from unconsolidated investments as a result of lower fair value declines on unconsolidated investments and an increase in investment management fees due to the growth of our investment management platform. These increases were offset by lower NOI from hotel operations due to the sale of the Shelbourne in the first quarter of 2024, lower gains on sale of real estate and fair value losses on interest rate derivatives during the three months ended September 30, 2024 as compared to the prior period.

During the nine months September 30, 2024, we achieved the following:
•Originated $2.1 billion of new senior construction loans through our debt investment platform
•Generated total investment management fees of $69.0 million, an increase of 51.3% from the nine months ended September 30, 2023
•Continued to see strength in our stabilized multifamily portfolio which saw same-store occupancy grow by 0.4% to 94.5%, same-property revenue growth of 3.3%, and same-property NOI growth of 2.6%
•Generated $375 million of cash from asset sales and loan repayments (excluding closing costs)
•Grew Fee-Bearing Capital by 7% to a record $8.8 billion

For the nine months ended September 30, 2024, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $109.6 million as compared to a net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $94.0 million for the same period in 2023. For the nine months ended September 30, 2024 we had Adjusted EBITDA of $348.9 million as compared to $319.2 million for the same period in 2023. These results include $180.6 million and $246.0 million of non-cash expenses for the nine months ended September 30, 2024 and September 30, 2023, respectively, which primarily consist of depreciation and amortization and changes in fair values. There was also lower NOI from hotel operations as the Shelbourne hotel was sold in the first quarter 2024 and we also had lower fair value gains on interest rate derivatives during the nine months ended September 30, 2024. These decreases were offset by higher investment management fees and interest income from our real estate lending platform.

In our Co-Investment portfolio, we had $19.4 million of realized operating results and recorded non-cash unrealized fair value and carried interests declines of $64.5 million during the nine months ended September 30, 2024 as compared to $39.9 million of realized operating performance and $109.6 million of non-cash unrealized fair value and carried interest declines during the same period in 2023. We had fair value losses and carried interests write downs primarily relating to lower market assumptions of vacancy and rental growth on office properties in the Western United States, Ireland and United Kingdom. Declines in certain office investments in our United States commingled funds also led to the reversal of previously accrued carried interests. Such fair value losses were offset by a $29.7 million fair value increase on our minority investment in Zonda which closed a merger transaction during the first quarter of 2024. This transaction led to cost synergy opportunities and increase in earnings in that business. Operating results in our Co-Investments portfolio declined due to losses at recently completed development projects as they work towards stabilizing operations and occupancy. The properties were not in service in the nine months ended September 30, 2023 and any costs associated with the properties were capitalized as they were still under development during such period.
    In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the nine months ended September 30, 2024 dating back to 2020.

	Three Months Ended September 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2024	2023	2022	2021	2020
GAAP
Revenues	$127.5	$143.8	$139.6	$114.4	$115.5
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(77.4)	(92.2)	16.4	65.9	(25.1)
Basic (loss) earnings per share of common stock	(0.56)	(0.66)	0.12	0.48	(0.18)
Diluted (loss) earnings per share of common stock	(0.56)	(0.66)	0.12	0.47	(0.18)
Non-GAAP(1)
Adjusted EBITDA	$66.4	$33.2	$165.9	$202.7	$76.3
% change	100%	(80)%	(18)%	166%	—%
Adjusted Net (Loss) Income	$(34.7)	$(46.7)	$68.7	$111.9	$27.3
Adjusted Net (Loss) Income percentage change	(26)%	(168)%	(39)%	310%	—%
Non-cash fair value (losses) gains	$(9.5)	$(60.6)	$5.8	$78.9	$14.2
Non-cash carried interests (decreases) increases	$(16.4)	$(17.9)	$(18.0)	$46.3	$(1.3)
Consolidated NOI	$56.8	$68.8	$75.8	$64.6	$67.6
% change	(17)%	(9)%	17%	(4)%	—%
JV NOI	$49.1	$40.6	$39.7	$34.6	$23.8
% change	21%	2%	15%	45%	—%
Fee-bearing capital	$8.8	$8.2	$5.6	$4.8	$3.8
% change	7%	46%	17%	26%	—%
AUM	$27.8	$24.7	$21.9	$20.5	$19.7
% change	13%	13%	7%	4%	—%

	Nine Months Ended September 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2024	2023	2022	2021	2020
GAAP
Revenues	$395.9	$422.5	$400.4	$322.2	$345.9
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(109.6)	(94.0)	42.2	275.7	(77.1)
Basic (loss) earnings per share of common stock	(0.79)	(0.67)	0.31	1.98	(0.55)
Diluted (loss) earnings per share of common stock	(0.79)	(0.67)	0.31	1.96	(0.55)
Non-GAAP(1)
Adjusted EBITDA	$348.9	$319.2	$444.4	$740.5	$261.1
% change	9%	(28)%	(40)%	184%	—%
Adjusted Net Income	$19.0	$44.6	$195.5	$423.5	$84.1
Adjusted Net Income percentage change	(57)%	(77)%	(54)%	404%	—%
Non-cash fair value (losses) gains	$(19.4)	$(73.3)	$78.3	$111.0	$22.8
Non-cash carried interests (decreases) increases	$(45.1)	$(36.3)	$0.5	$62.0	$(2.5)
Consolidated NOI	$175.4	$211.3	$221.6	$178.4	$201.3
% change	(17)%	(5)%	24%	(11)%	—%
JV NOI	$139.8	$123.8	$118.2	$87.9	$76.5
% change	13%	5%	34%	15%	—%
Fee-bearing capital	$8.8	$8.2	$5.6	$4.8	$3.8
% change	7%	46%	17%	26%	—%
AUM	$27.8	$24.7	$21.9	$20.5	$19.7
% change	13%	13%	7%	4%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of September 30, 2024 and as of December 31, 2023 through 2020:

	September 30,	December 31,
(in millions)	2024	2023	2022	2021	2020
Cash and cash equivalents	$367.1	$313.7	$439.3	$524.8	$965.1
Total assets	7,444.2	7,712.1	8,271.8	7,876.5	7,329.0
Mortgage debt	2,749.1	2,840.9	3,018.0	2,959.8	2,589.8
KW unsecured debt	1,955.2	1,934.3	2,062.6	1,852.3	1,332.2
KWE unsecured bonds	528.9	522.8	506.4	622.8	1,172.5
Kennedy Wilson equity	1,613.7	1,755.1	1,964.0	1,777.6	1,644.5
Noncontrolling interests	39.1	43.3	46.4	26.3	28.2
Total equity	1,652.8	1,798.4	2,010.4	1,803.9	1,672.7
Common shares outstanding	137.4	138.7	137.8	138.0	141.4

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
•Our Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that we have made through the commingled funds and joint ventures that we manage; (ii) fees (including, without limitation, asset management fees and construction management fees, and/or acquisition and disposition fees); and (iii) carried interests. We typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio. We have a weighted average ownership in our Co-Investment Portfolio assets of 40% as of September 30, 2024.
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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of September 30, 2024 and December 31, 2023. This table does not include amounts from our corporate segment such as corporate cash and the KWI Notes.

($ in millions)	September 30, 2024	December 31, 2023
Cash(1)	$230.0	$184.2
Real estate	4,570.7	4,837.3
Accounts receivable and other assets	122.7	146.1
Total Assets	$4,923.4	$5,167.6

Accounts payable, accrued expenses and other liabilities	155.1	154.3
Mortgage debt	2,749.1	2,840.9
KWE bonds	528.9	522.8
Total Liabilities	3,433.1	3,518.0

Equity	$1,490.3	$1,649.6
(1)Excludes $137.1 million and $129.5 million as of September 30, 2024 and December 31, 2023, respectively, of corporate non-property level cash.
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

The table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 93%), at our share of the underlying investments as of September 30, 2024 and December 31, 2023. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	September 30, 2024	December 31, 2023
Cash	$143.7	$94.8
Real estate	4,636.6	4,619.7
Loans	261.1	259.3
Accounts receivable and other assets	229.4	227.3
Total Assets	$5,270.8	$5,201.1

Accounts payable and accrued expenses	152.1	125.0
Mortgage debt	2,817.7	2,759.8
Total Liabilities	2,969.8	2,884.8

Equity	$2,301.0	$2,316.3
    Separate accounts
    We have several equity partners for whom we act as the general partner and receive investment management fees, including asset management, acquisition, disposition, financing, construction management, and other fees. In addition to acting as the asset manager and general partner of those joint ventures, we are also a co-investor in these properties. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of September 30, 2024, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds
    We currently have investments in four closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe, Middle East and Japan and investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our three U.S. based funds focus on value-add properties that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of September 30, 2024, our weighted average ownership interest in the commingled funds that we manage was 13%.
VHH
     Through our Vintage Housing Holdings ("VHH") partnership we acquire and develop income and age restricted properties. See a detailed discussion of this business in the Multifamily section below.
    Investment Types
    The following are the product types we invest in through our Consolidated Portfolio and Co-Investment Portfolio segments:
    Multifamily and Rental Housing
    We pursue multifamily acquisition opportunities where we can unlock and enhance asset value through a myriad of strategies, including institutional management, asset renovation and rehabilitation, repositioning and creative recapitalization. We focus primarily on apartment communities in supply-constrained, infill markets.
Our global multifamily portfolio has 38,771 units as of September 30, 2024, consisting of 36,381 stabilized units and 2,390 units that are undergoing lease up or are in the process of being developed.
    As of September 30, 2024, we hold ownership interests in 151 assets that include 9,928 consolidated market rate multifamily apartment units, 16,358 market rate units within our Co-Investment Portfolio and 12,485 affordable units in our VHH platform. The unit counts above include units that are unstabilized and undergoing development.

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

In addition, subsequent to the reporting period, we announced the launch of a new UK single-family rental housing joint-venture with CPPIB, targeting £1 billion in real estate. CPPIB will own 90% of the ownership interests in the joint venture, initially committing £500 million in equity to the joint venture and we will own 10% of the ownership interests initially committing £56 million in equity. This joint venture will look to acquire single-family rental properties throughout the UK, targeting areas with strong and growing local economies.
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

We hold an approximate 50% interest in VHH which acts as the general partner ("GP interest") (developer/asset manager) of 59 affordable housing projects totaling 12,485 units (46 investments held with a tax credit limited partner ("tax credit LP") and 13 investments held fee simple which does not have any outside tax credit LPs. Included in the portfolio are 10,825 operating units and 1,660 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted of a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

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

Our VHH platform also has a development component where we find suitable sites and develop properties from the ground up and then lease up the property upon the completion of construction. VHH is paid developer fees for its work as development manager and receive a conversion fee when the property is placed into operation.

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

During the nine months ended September 30, 2024, we received $7.4 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $54.8 million of proceeds from VHH, including $10.1 million from recurring monthly distributions, $5.6 million from paid developer fees at conversion and $39.1 million from sales and refinancings.

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of September 30, 2024 we have contributed an additional $167.1 million into VHH and have received $364.0 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $311.5 million as of September 30, 2024. Since our acquisition in 2015, we have recorded $338.9 million worth of fair value gains on our investment in VHH, including $18.9 million during the nine months ended September 30, 2024.

The fair value of the real estate investments held through VHH is determined through a discounted cash flow analysis on a partnership-by-partnership basis. This methodology assumes ordinary distributions during the ownership period and the future sale of the underlying properties after the tax credit period has expired. Our methodology of estimating the fair value of such real estate investments assumes certain market inputs, including average capitalization rates at sale between 6.25% - 7.20% and discount rates ranging from 8.25% - 9.20%.

•With respect to investments held by VHH with tax credit LPs, the discounted cash flow analysis also factors in the distinct economic splits between VHH and its tax credit LPs. We also record an estimated fair value of the our GP interests with respect to VHH ownership structures with tax credit LPs by taking the fair value of the underlying real estate utilizing the method described above and then factoring in (i) cashflow after debt service and then, (ii) discounting the net cashflow utilizing a levered discount rate that ranges between 15.00% to 19.50% (the "levered discount rates").

•With respect to investments held by VHH fee simple (without tax credit LPs), we also fair value the underlying secured loans on each of the properties, as described further below under “Fair Value Investments”.

In addition to completed projects, VHH holds certain investments that they are currently developing as described above. With respect to such investments VHH is paid developer fees for its work as development manager. Prior to the completion of the development, we estimate the fair value of these investments by applying the levered discount rate described above to the cashflow associated with the paid developer fees. Once complete, the property will be held by VHH with tax credit LPs and we will calculate and record the fair value of such investments utilizing the discounted cash flow methodology described in the previous paragraph.
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
    Our retail portfolio consists of suburban shopping centers with assets in the United Kingdom as well as Dublin and Western United States.
    As of September 30, 2024, we hold investments in 51 office properties totaling over 10.6 million square feet, 117 industrial properties totaling 12.2 million square feet and 10 retail properties totaling 2.6 million square feet predominately in the United Kingdom and Ireland, with additional investments in the Pacific Northwest, Southern California and Italy. Our Consolidated portfolio held over 4.3 million square feet of office space and 1.1 million square feet of retail space. Our Co-Investment Portfolio has 6.3 million square feet of office space, 12.2 million square feet of industrial space and 1.5 million square feet of retail space.

    Real Estate Credit
     We have a global credit platform that has a total current capacity of $12 billion with $8.2 billion currently invested or committed to future fundings as of September 30, 2024. Our global credit platform, which includes institutional partners across insurance and sovereign wealth funds, invests across the entire real estate credit capital structure in the United States, United Kingdom and Europe and targets loans secured by high-quality real estate located in such jurisdictions. In our role as asset manager, we earn customary fees for managing the platform. Currently, our global credit investment platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
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

    As of September 30, 2024, we held interests in 117 loans, 84% that have floating interest rates, located in the United States and the United Kingdom, with an average interest rate to Kennedy Wilson of 8.7% per annum and an unpaid principal balance ("UPB") of $5.1 billion of real estate debt (of which our share was a UPB of $272.7 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of September 30, 2024, our loans had unfulfilled capital commitments totaling $3.1 billion (our share of which was $102.4 million). In addition to interest income (which includes origination, exit and extension fees), we also earn customary asset management fees from our partners for managing these loan investments.

Due to certain prevailing market conditions or other circumstance on a case by case basis, we have stopped and may stop accruing for interest income if loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all options of recouping our loan investments including, without limitation, pursuing a foreclosure action to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. We have two loans (in our bridge loan portfolio) out of the 117 loans in our global debt platform with a $15.2 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies, which may include taking control of the underlying collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.

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

Development and Redevelopment
    We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of September 30, 2024, we have 498 multifamily units we are actively developing. If these projects are brought to completion, our estimated share of the total capitalization of these projects would be approximately $111 million (approximately 90% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing. For the remainder of the year, we currently expect to spend an additional $33 million to develop to completion or complete the entitlement process on these projects. Of such $33 million, we currently expect $3 million of it to be funded through cash from us and the remaining to be financed with proceeds from investment level borrowings. This represents total capital over the life of the projects and is not a representation of peak capital and it does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” section for additional detail on these investments.

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
    As of September 30, 2024, we held 13 investments that are primarily comprised of 1,069 residential acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. As of September 30, 2024, these investments had a gross asset value of $265.5 million. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.
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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions, currency fluctuations and ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the nine months ended September 30, 2024 and future periods.

    As of September 30, 2024, $1.9 billion or 93% of our investments in our Co-Investment Portfolio (26% of total assets) were held at estimated fair value. As of September 30, 2024, there were cumulative fair value gains on investments held of $267.6 million, which comprises 14% of the $1.9 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $338.9 million of the $267.6 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the nine months ended September 30, 2024, we recorded $19.4 million and $45.1 million, respectively, of net non-cash fair value losses and write downs of carried interests on Co-Investment portfolio investments.

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

The methodology to determine the value of the Company’s investment in VHH is described above under "Multifamily-Affordable Housing."

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.30% —7.20%	8.30% — 9.20%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	15.00% — 19.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.50% — 6.00%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	5.20% — 10.00%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Retail	Income approach - discounted cash flow	6.50%	8.30%
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 4.60%, while the market rates used to value fixed rate indebtedness range from 4.10% to 9.30%.

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
    The table below details the changes in the Company's AUM for the nine months ended September 30, 2024:

(in millions)	December 31, 2023	Increases	Decreases	September 30, 2024
AUM	$24,542.9	$4,749.7	$(1,451.5)	$27,841.1
    AUM increased 13.4% to approximately $27.8 billion as of September 30, 2024. The increase is due to the inclusion of future loan commitments, asset acquisitions in our comingled funds and loan fundings in our debt platform. These increases were offset by consolidated asset sales and fair value losses in our Co-Investment portfolio.
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

Kennedy Wilson Consolidated Financial Results: Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30, 2024
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$97.8	$—	$—	$97.8
Investment management fees	—	21.6	—	21.6
Loans	—	7.6	—	7.6
Other	—	—	0.5	0.5
Total revenue	97.8	29.2	0.5	127.5
Loss from unconsolidated investments
Principal co-investments	—	(3.9)	—	(3.9)
Carried interests	—	(16.4)	—	(16.4)
Loss from unconsolidated investments	—	(20.3)	—	(20.3)

Gain on sale of real estate, net	6.2	—	—	6.2

Expenses
Rental	39.0	—	—	39.0
Compensation and related	7.6	12.0	10.4	30.0
Carried interests compensation	—	(5.5)	—	(5.5)
General and administrative	3.7	4.5	2.0	10.2
Depreciation and amortization	36.9	—	—	36.9
Total expenses	87.2	11.0	12.4	110.6
Interest expense	(41.3)	—	(25.6)	(66.9)
Loss on early extinguishment of debt	(0.3)	—	—	(0.3)
Other loss	(3.3)	(1.5)	(8.3)	(13.1)
(Provision for) benefit from income taxes	(2.7)	—	13.4	10.7
Net loss	(30.8)	(3.6)	(32.4)	(66.8)
Net loss attributable to the noncontrolling interests	0.2	—	—	0.2
Preferred dividends	—	—	(10.8)	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(30.6)	(3.6)	(43.2)	(77.4)
Add back (less):
Interest expense	41.3	—	25.6	66.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	34.3	—	34.3
Loss on early extinguishment of debt	0.3	—	—	0.3
Depreciation and amortization	36.9	—	—	36.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.9	—	0.9
Provision for (benefit from) income taxes	2.7	—	(13.4)	(10.7)
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(1.9)	—	—	(1.9)
Preferred dividends	—	—	10.8	10.8
Share-based compensation	—	—	6.1	6.1
Adjusted EBITDA(1)	$48.5	$31.8	$(14.1)	$66.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$102.4	$—	$—	$102.4
Hotel	16.6	—	—	16.6
Investment management fees	—	15.5	—	15.5
Loans	—	8.6	—	8.6
Other	—	—	0.7	0.7
Total revenue	119.0	24.1	0.7	143.8
Loss from unconsolidated investments
Principal co-investments	—	(56.1)	—	(56.1)
Carried interests	—	(17.9)	—	(17.9)
Loss from unconsolidated investments	—	(74.0)	—	(74.0)

Gain on sale of real estate, net	30.4	—	—	30.4

Expenses
Rental	38.4	—	—	38.4
Hotel	9.8	—	—	9.8
Compensation and related	13.2	5.5	12.4	31.1
Carried interests compensation	—	(6.0)	—	(6.0)
General and administrative	4.8	1.9	1.7	8.4
Depreciation expense	38.8	—	—	38.8
Total expenses	105.0	1.4	14.1	120.5
Interest expense	(40.8)	—	(23.4)	(64.2)
Other (loss) income	(4.9)	(2.5)	8.1	0.7
Benefit from income taxes	0.7	—	19.0	19.7
Net loss	(0.6)	(53.8)	(9.7)	(64.1)
Net income attributable to the noncontrolling interests	(17.3)	—	—	(17.3)
Preferred dividends	—	—	(10.8)	(10.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(17.9)	(53.8)	(20.5)	(92.2)
Add back (less):
Interest expense	40.8	—	23.4	64.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	25.8	—	25.8
Depreciation and amortization	38.8	—	—	38.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	0.8	—	0.8
Benefit from income taxes	(0.7)	—	(19.0)	(19.7)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	(0.6)	—	(0.6)
Fees eliminated in consolidation	—	—	—	—
EBITDA adjustments attributable to noncontrolling interests	(2.0)	—	—	(2.0)
Preferred dividends	—	—	10.8	10.8
Share-based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$59.0	$(27.8)	$2.0	$33.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
Financial Highlights

    GAAP net loss to common shareholders was $77.4 million and $92.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in GAAP net income to common shareholders is primarily due to lower non-cash fair value losses on unconsolidated investments in the current period as compared to the three months ended September 30, 2023.
    Adjusted EBITDA was $66.2 million and $33.2 million for the three months ended September 30, 2024 and 2023, respectively.

    Operational Highlights
    Same store property highlights for the three months ended September 30, 2024 include:
•For our 18,003 same property market rate multifamily units for the three months ended September 30, 2024 as compared to the prior period:
◦occupancy increased 1.5% to 94.9%
◦net operating income increased by 2.3%
◦total revenues increased by 2.5%
•For our 9,157 same property affordable rate multifamily units for the three months ended September 30, 2024 as compared to the prior period:
◦occupancy was down 1.2% to 94.8%
◦net operating income increased by 6.5%
◦total revenues increased by 7.3%
•For 3.9 million square feet of same property office real estate for the three months ended September 30, 2024 as compared to the prior period:
◦occupancy decreased to 93.0% from 93.2%
◦net operating income remained flat
◦total revenues increased by 0.6%
•Investment Transactions
◦Co-Investment Portfolio:
▪Completed $11.0 million in gross real estate acquisitions. In total, the Company had a 70.9% ownership interest.
▪Originated $421.5 million in new construction loans, completed $205.0 million in additional fundings on existing loans, and realized $220.1 million in repayments, the Company’s share of which were $10.5 million, $9.7 million and $11.0 million respectively.

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

	Three Months Ended September 30, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.7	1%	$—	—%	$0.7	1%
Net (loss) income	(6.3)	(8)%	2.7	3%	(3.6)	(5)%
Adjusted EBITDA	(5.6)	(8)%	2.8	4%	(2.8)	(4)%

	Three Months Ended September 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$2.4	2%	$0.1	—%	$2.5	2%
Net (loss) income	2.2	2%	(7.3)	(8)%	(5.1)	(6)%
Adjusted EBITDA	3.7	11%	(7.0)	(21)%	(3.3)	(10)%
Consolidated Portfolio Segment
    Rental income was $97.8 million for the three months ended September 30, 2024 as compared to $102.4 million for the same period in 2023. The $4.6 million decrease is primarily due to asset sales the majority of which were non-core assets in Europe and the Western United States, as well as deconsolidations of multifamily properties in the prior year as a result of asset recapitalizations that resulted in the Company not maintaining sole control of the investments and the investments moving to our investment management business. These decreases have been offset by certain multifamily developments that have been completed and are now operating properties.
    Hotel income was $16.6 million for the three months ended September 30, 2023 with no comparable activity in the current period as our sole consolidated hotel the Shelbourne was sold in the first quarter of 2024.
Gain on sale of real estate, net was $6.2 million for the three months ended September 30, 2024 as compared to $30.4 million during the same period in 2023. The gain on sale of real estate, net in the current period primarily related to the sale of an equity interest and deconsolidation of a multifamily property in the Western United States. The gain recognized during the three months ended September 30, 2023 relates to the sale of a multifamily property in the Western United States. The gain on sale of real estate, net for the three months ended September 30, 2023 includes an impairment loss of $3.2 million on non-core retail assets that are being marketed for sale in Ireland and the United Kingdom with no comparable activity in the current period.
    Rental expenses was $39.0 million for the three months ended September 30, 2024 as compared to $38.4 million for the three months ended September 30, 2023. The increase is due to inflationary increases on items like payroll, utilities and insurance.
    Hotel expenses was $9.8 million for the three months ended September 30, 2023 with no comparable activity in the current period due to the sale of Shelbourne hotel as discussed above.
Compensation and related expenses decreased to $7.6 million for three months ended September 30, 2024 as compared to $13.2 million for the three months ended September 30, 2023 due to higher allocations of overhead expenses to the Co-Investments segment as there were lower gains on sale of real estate, net in the current period and the Co-Investment segment had increased investment management fees from the growth of the construction lending business.
General and administrative expenses decreased to $3.7 million for three months ended September 30, 2024 as compared to $4.8 million for the three months ended September 30, 2023 due to higher allocations of overhead expenses to the Co-Investment segment as discussed above.
Depreciation and amortization decreased to $36.9 million during the three months ended September 30, 2024 as compared to $38.8 million for the same period in 2023 due to sales and deconsolidations of consolidated assets as discussed above.

Interest expense was $41.3 million for the three months ended September 30, 2024 as compared to $40.8 million for the same period in 2023. The increase is primarily due to higher interest rates on certain mortgages which were partially offset by a decrease in consolidated mortgage balances due to asset sales and deconsolidations. Additionally, we hold certain interest rate derivatives that are currently in the money and we are receiving cash payments to offset increase in interest rates. These cash payments are recorded in other loss as a component of fair value movements on undesignated interest rate derivatives. During the three months ended September 30, 2024 and 2023, the Company received $4.8 million and $5.0 million, respectively, in cash payments from its interest rate derivatives on consolidated mortgages. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.

Other loss was $3.3 million for the three months ended September 30, 2024 as compared to $4.9 million for the three months ended September 30, 2023. We recorded mark to market fair value losses of $2.3 million on undesignated interest rate caps and swap contracts associated with consolidated investments held in the current period primarily at KWE. We received $4.8 million in cash payments on these derivatives during the three months ended September 30, 2024. We entered into these undesignated contracts to hedge against rising interest rates. We also had realized foreign exchange losses of $1.6 million for the three months ended September 30, 2024. Other loss for the three months ended September 30, 2023 was due to mark to market fair value losses of $4.5 million and received $5.0 million in cash payments.
    Co-Investment Portfolio Segment
Investment Management
     We receive fees, including asset management fees, construction management fees, and/or acquisition and disposition fees, for managing assets in our Co-Investment Portfolio on behalf of our partners. During the three months ended September 30, 2024, we had fees recorded through revenues of $21.6 million as compared to $15.5 million for the same period in 2023. During the three months ended September 30, 2024, the increase primarily related to higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of in our global credit platform and Western United States multifamily separate accounts.
Loan income increased to $7.6 million during the three months ended September 30, 2024 as compared to $8.6 million for the same period in 2023. These amounts represent our share of interest income on loan investments within our global real estate credit platform and the increase is due to the growth of the platform. We recognized $1.5 million and $2.5 million of reserves against our loan portfolio in other loss during the three months ended September 30, 2024 and 2023.
Co-investment operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended September 30, 2024 and the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023
Revenue
Rental	$73.9	$65.0
Hotel	8.6	4.6
Sale of real estate	12.5	1.2
Total revenue	95.0	70.8

Fair value/other adjustments	(10.4)	(61.8)
Carried interests	(16.4)	(17.9)

Expenses
Rental	24.1	21.2
Hotel	9.3	7.8
Cost of real estate sold	13.7	0.7
Depreciation and amortization	1.0	0.8
Total expenses	48.1	30.5

Interest expense	(34.1)	(25.9)
Other loss	(6.1)	(9.2)
Benefit from income taxes	—	0.5
Loss from unconsolidated investments	$(20.1)	$(74.0)
The increase in income from unconsolidated investments is primarily due to the following:

Operating performance

During the three months ended September 30, 2024, the Company recognized an increase in rental and hotel revenue of $12.9 million as compared to the same period in 2023, primarily as a result of the recapitalization of certain previously consolidated multifamily properties that are now a part of our co-investment portfolio and increased operations as Kona Village. This increase in rental revenue was offset by: (i) higher interest expense due to changes in the contractual interest rates of our indebtedness and (ii) costs associated with the ongoing stabilization of the of Kona Village Resort and certain of our European properties that were recently developed and are in the process of being leased.

Fair Value

During the three months ended September 30, 2024, we recorded non-cash fair value losses with a decrease of less than 1% in fair values. The minor decreases primarily related to: (i) certain office properties located in Ireland, United States and the United Kingdom due to a higher market assumptions of vacancy and lower rental growth rates; (ii) certain market rate multifamily properties in the Western United States because lowered growth on NOI; and (iii) declines in the fair value of debt and interest rate hedges as mortgages move closer to their maturity dates. These fair value decreases were offset by (i) fair value increases at VHH due to increased NOI at the properties and lowered cost of capital associated with the business due to decreases in interest rates (ii) fair value increases related to our investment in Zonda due to increased EBITDA from its recently completed merger and (iii) fair value increases on foreign exchange movements, net of hedges on our euro and GBP denominated fair value investments.

During the three months ended September 30, 2024, we recorded a $16.4 million decrease in the accrual for carried interests primarily related to the fair value decreases that we recorded on (i) commingled funds in the United States due to declines in the value of office assets (as discussed above) and (ii) certain separate account platforms that hold multifamily assets in the Western United States primarily due to changes in the projected lengths of hold.

During the three months ended September 30, 2023, we recorded non-cash fair value declines of approximately 3% in fair values. The decreases primarily related to: (i) office properties in Western United States, Ireland and the United Kingdom due to cap rate expansion which also led to us recording a decrease of the accrued performance allocations with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland because of increased interest rates leading to cap rate expansion; (iii) a national co-working office tenant no longer paying rent on a building that we hold a 10% ownership interest in; and (iv) foreign exchange losses, net of hedges on declines in the euro. These fair value decreases were offset by (i) fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on fixed rate debt held at rates below current market ones and (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects.
During the three months ended September 30, 2023, we recorded a $17.9 million decrease in carried interests primarily related to the fair value decreases that we recorded on commingled funds in the United States and Europe due to declines in the value of office assets (as discussed above) and separate account platforms that hold multifamily and industrial assets.

Please also see Part I. Item 1. "Fair Value Investments" for additional details.

Expenses

Co-Investment Portfolio expenses increased to $11.0 million for the three months ended September 30, 2024 as compared to $1.4 million for the same period in 2023. The increase compared to the prior period was primarily due to higher allocation of corporate expenses due to the acquisition of the PWB real estate credit business.
    Corporate
Expenses decreased to $12.4 million for the three months ended September 30, 2024 as compared to $14.1 million for the three months ended September 30, 2023 due to lower stock based compensation for the three months ended September 30, 2024.
    Interest expense was $25.6 million for the three months ended September 30, 2024 as compared to $23.4 million for the same period in 2023. For the three months ended September 30, 2024, we had higher average outstanding balance drawn on the line of credit.

Other (loss) income decreased to a loss $8.3 million for the three months ended September 30, 2024 as compared to other income of $8.1 million for the same period in 2023. During the current reporting period, we recorded mark to market fair value decreases of $3.8 million on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure compared to an increase of $3.2 million in the prior period. The fair value of these contracts has declined period over period as the expectation of future interest rate hikes has declined, the maturity dates of some of our contracts are closer in time than in the prior period and we are starting to receive payments on such contracts. We received $2.0 million and $2.5 million in cash payments on these contracts during the three months ended September 30, 2024 and 2023. For the three months ended September 30, 2024, we also had (i) a $4.4 million realized foreign exchange loss on Company's portion of line of credit drawn in euros as the value of the euro has increased against the U.S. dollar and (ii) a $0.5 million increase in interest income on bank deposits as we have earned higher interest on our cash deposits.

Our income tax benefit was $10.7 million for the three months ended September 30, 2024 as compared to $19.7 million for the same period in 2023. The decrease in income tax benefit is primarily attributable to additional valuation allowance against the Company's deferred tax asset on the outside basis difference of its investment in KWE recorded during the current period. Our effective tax rate for the three months ended September 30, 2024 was 13.8% as compared to an effective tax rate of 23.5% for the same period in 2023. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and additional valuation allowance against the Company's deferred tax asset on the outside basis difference of its investment in KWE.
    Other Comprehensive (Loss) Income
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.4)	$(92.2)
Unrealized foreign currency translation gains (losses), net of noncontrolling interests and tax	37.4	(32.0)
Unrealized foreign currency derivative contract (losses) gains, net of noncontrolling interests and tax	(5.2)	4.7
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(45.2)	$(119.5)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2024 and 2023 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2024	2023
Euro	3.9%	(2.5)%
GBP	6.0%	(1.0)%

Comprehensive loss, net of taxes and noncontrolling interests, for the three months ended September 30, 2024 and 2023 was a loss of $45.2 million and $119.5 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to strengthening of the euro against the GBP and the U.S. Dollar. These translation gains were offset by hedge losses the Company has on its GBP denominated investments.

Kennedy Wilson Consolidated Financial Results: Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2024
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total
Revenue
Rental	$293.0	$—	$—	$293.0
Hotel	9.3	—	—	9.3
Investment management fees	—	69.0	—	69.0
Loans	—	23.7	—	23.7
Other	—	—	0.9	0.9
Total revenue	302.3	92.7	0.9	395.9
Loss from unconsolidated investments
Principal co-investments	—	—	—	—
Carried interests	—	(45.1)	—	(45.1)
Loss from unconsolidated investments	—	(45.1)	—	(45.1)

Gain on sale of real estate, net	112.8	—	—	112.8

Expenses
Rental	113.2	—	—	113.2
Hotel	7.6	—	—	7.6
Compensation and related	25.1	34.1	30.2	89.4
Carried interests compensation	—	(15.5)	—	(15.5)
General and administrative	10.8	11.9	5.3	28.0
Depreciation and amortization	112.2	—	—	112.2
Total expenses	268.9	30.5	35.5	334.9
Interest expense	(120.6)	—	(74.8)	(195.4)
Loss on early extinguishment of debt	(0.5)	—	—	(0.5)
Other (loss) income	(0.3)	(10.0)	4.3	(6.0)
(Provision for) benefit from income taxes	(17.1)	—	12.9	(4.2)
Net income (loss)	7.7	7.1	(92.2)	(77.4)
Net loss attributable to the noncontrolling interests	0.4	—	—	0.4
Preferred dividends	—	—	(32.6)	(32.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	8.1	7.1	(124.8)	(109.6)
Add back (less):
Interest expense	120.6	—	74.8	195.4
Loss on early extinguishment of debt	0.5	—	—	0.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	98.6	—	98.6
Depreciation and amortization	112.2	—	—	112.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.9	—	2.9
Provision for (benefit from) income taxes	17.1	—	(12.9)	4.2
Fees eliminated in consolidation	(0.6)	0.6	—	—
EBITDA adjustments attributable to noncontrolling interests	(5.6)	—	—	(5.6)
Preferred dividends	—	—	32.6	32.6
Share-based compensation	—	—	17.3	17.3
Adjusted EBITDA(1)	$252.3	$109.2	$(13.0)	$348.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30, 2023
(Dollars in millions)	Consolidated	Co-Invest	Corporate	Total

Revenue
Rental	$315.6	$—	$—	$315.6
Hotel	42.7	—	—	42.7
Investment management fees	—	45.6	—	45.6
Loans	—	17.0	—	17.0
Other	—	—	1.6	1.6
Total revenue	358.3	62.6	1.6	422.5
Loss from unconsolidated investments
Principal co-investments	—	(33.4)	—	(33.4)
Carried interests	—	(36.3)	—	(36.3)
Loss from unconsolidated investments	—	(69.7)	—	(69.7)

Gain on sale of real estate, net	138.6	—	—	138.6

Expenses
Rental	113.7	—	—	113.7
Hotel	27.4	—	—	27.4
Compensation and related	36.4	24.0	38.3	98.7
Carried interests compensation	—	(5.5)	—	(5.5)
General and administrative	12.7	7.6	5.2	25.5
Depreciation expense	118.3	—	—	118.3
Total expenses	308.5	26.1	43.5	378.1
Interest expense	(119.0)	—	(73.5)	(192.5)
Loss on early extinguishment of debt	(1.6)	—	—	(1.6)
Other income	7.1	(2.5)	17.4	22.0
(Provision for) benefit from income taxes	(7.3)	—	20.6	13.3
Net income (loss)	67.6	(35.7)	(77.4)	(45.5)
Net income attributable to the noncontrolling interests	(21.4)	—	—	(21.4)
Preferred dividends	—	—	(27.1)	(27.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	46.2	(35.7)	(104.5)	(94.0)
Add back (less):
Interest expense	119.0	—	73.5	192.5
Loss on early extinguishment of debt	1.6	—	—	1.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	—	68.9	—	68.9
Depreciation and amortization	118.3	—	—	118.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	—	2.4	—	2.4
Provision for (benefit from) income taxes	7.3	—	(20.6)	(13.3)
Kennedy Wilson's share of taxes included in unconsolidated investments	—	(0.4)	—	(0.4)
Fees eliminated in consolidation	(0.2)	0.2	—	—
EBITDA adjustments attributable to noncontrolling interests	(5.6)	—	—	(5.6)
Preferred dividends	—	—	27.1	27.1
Share-based compensation	—	—	21.7	21.7
Adjusted EBITDA(1)	$286.6	$35.4	$(2.8)	$319.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA

Financial Highlights
    GAAP net loss to common shareholders was $109.6 million and $94.0 million for the nine months ended September 30, 2024 and 2023, respectively.
    Adjusted EBITDA was $348.5 million and $319.2 million for the nine months ended September 30, 2024 and 2023, respectively.

    The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the nine months ended September 30, 2024 was also due to higher investment management fees and interest income from our real estate debt platform and lower fair values losses and write downs of carried interests in the current period.
    Operational Highlights
    Same store property highlights for the nine months ended September 30, 2024 include:
•For our 18,003 same property multifamily units for the nine months ended September 30, 2024 as compared to the prior period:
◦occupancy increased to 94.5% from 93.5%
◦net operating income increased by 2.4%
◦total revenues increased by 2.9%
•For our 9,157 same property affordable rate multifamily units for the nine months ended September 30, 2024 as compared to the prior period:
◦occupancy was down 1.7% to 94.8%
◦net operating income increased by 3.2%
◦total revenues increased by 5.3%
•For 3.9 million square feet of same property office real estate for the nine months ended September 30, 2024 as compared to the prior period:
◦occupancy was flat at 93.2%
◦net operating income increased by 1.9%
◦total revenues increased by 2.2%
•Investment Transactions
◦Consolidated Portfolio:
▪(i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building in an office campus which resulted in a gain of $21.6 million; (iii) the deconsolidation of a multifamily property that the Company sold 90% interest in and no longer controls of $8.1 million; and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
◦Co-Investment Portfolio:
▪Completed $347.1 million in gross real estate acquisitions in which the Company had a 19.9% ownership interest.
▪Originated $2.1 billion in new construction loans, completed $715.8 million in additional fundings on existing loans, and realized $524.7 million in repayments, the Company’s share of which were $52.3 million, $32.6 million and $26.2 million respectively.

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

	Nine Months Ended September 30, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.1	—%	$(0.1)	—%	$—	—%
Net (loss) income	(5.2)	(5)%	6.2	6%	1.0	1%
Adjusted EBITDA	(5.1)	(1)%	5.8	1%	0.7	—%

	Nine Months Ended September 30, 2023
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$4.5	1%	$0.1	—%	$4.6	1%
Net (loss) income	(0.3)	—%	(2.7)	(3)%	(3.0)	(3)%
Adjusted EBITDA	2.7	1%	(2.2)	(1)%	0.5	—%
    Consolidated Portfolio Segment

Rental income decreased to $293.0 million for the nine months ended September 30, 2024 as compared to $315.6 million for the same period in 2023. The $22.6 million decrease is primarily due to asset sales the majority of which were non-core assets in Europe and Western United States as well as deconsolidations of multifamily properties in the prior year due to the sale of equity interests to strategic partners and the Company no longer having control of the investment.
    Hotel income was $9.3 million for the nine months ended September 30, 2024 as compared to $42.7 million for the same period in 2023. The $33.4 million decrease is due to the sale of the Shelbourne hotel in the first quarter of 2024.
Gain on sale of real estate, net was $112.8 million for the nine months ended September 30, 2024 compared to $138.6 million during the same period in 2023. The gain recognized during the nine months ended September 30, 2024 relates to the sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building that is part of a larger office park which resulted in a gain of $21.6 million; (iii) the sale of a 90% interest and deconsolidation of a multifamily property and recognized a gain of $8.1 million; and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period. The gain recognized during the nine months ended September 30, 2023 relates to the sale of equity interests in three Western United States multifamily properties into various co-investment platforms which triggered deconsolidation as described above and the sale of non-core retail assets in the United Kingdom and Western United States and a residential investment in the Western United States. These gains are net of $10.6 million of impairments relating to retail assets in the United Kingdom, Ireland and the Western United States that have been identified for sale.
    Rental expenses decreased to $113.2 million for the nine months ended September 30, 2024 as compared to $113.7 million for the nine months ended September 30, 2023. The decrease is due to sales and deconsolidation of properties as discussed above which were offset by inflationary increases on items like payroll, utilities and insurance.
    Hotel expenses decreased to $7.6 million for the nine months ended September 30, 2024 as compared to $27.4 million for the nine months ended September 30, 2023 due to the sale of the Shelbourne hotel in the first quarter of 2024.
    Compensation expense was $25.1 million for the nine months ended September 30, 2024 as compared to $36.4 million for the nine months ended September 30, 2023 due to lower discretionary and deferred compensation accruals in the current period.
General and administrative expenses were $10.8 million for the nine months ended September 30, 2024 as compared to $12.7 million for the nine months ended September 30, 2023. While general and administrative expenses were up overall for the year, the consolidated segment decreased, as there was a lower allocation of corporate expenses to the Consolidated segment in the current period due to the growth of the Co-Investments segment which received a higher allocation in the current period.
Depreciation and amortization decreased to $112.2 million during the nine months ended September 30, 2024 as compared to $118.3 million for the nine months ended September 30, 2023 as a result of the Company being a net seller of assets over the last year.

Interest expense was $120.6 million for the nine months ended September 30, 2024 as compared to $119.0 million for the same period in 2023. The increase is due to increases in market interest rates. Additionally, we hold certain interest rate derivatives that are currently in the money and we are receiving cash payments to offset the increase in interest rates. These cash payments are recorded in other income/loss as a component of fair value movements on undesignated interest rate derivatives. During the nine months ended September 30, 2024, the Company received $14.4 million in cash payments from its interest rate derivatives on consolidated mortgages. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.
Other loss was $0.3 million for the nine months ended September 30, 2024 as compared to other income of $7.1 million for the nine months ended September 30, 2023. We had mark to market fair value increases of $2.8 million on the Company's undesignated interest rate caps and swap contracts for the nine months ended September 30, 2024 as compared to $6.9 million declines in the prior period. The nine months ended September 30, 2024 also had a $3.7 million loss on foreign exchange transactions and $2.0 million loss on one-time costs at properties for personnel and former tenants.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the nine months ended September 30, 2024, we had fees recorded through revenues of $69.0 million as compared to $45.6 million from the same period in 2023. During the nine months ended September 30, 2024, the increase primarily related to a $20.4 million of acquisition fees that we earned on the origination of construction loans in the current period. We also had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of our global credit platform and Western United States multifamily separate accounts. Carried interests are recorded as part of income from unconsolidated investments and discussed below.
Loan income increased to $23.7 million during the nine months ended September 30, 2024 as compared to $17.0 million for the same period in 2023. These amounts represent interest income on our share of loan investments within our global real estate credit platform and the increase is due to the growth of the platform. These increases were offset by a $10.0 million general reserve that we recorded in other income on our loan portfolio relating to our bridge loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions.
Co-Investment Operations
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the nine months ended September 30, 2024 and the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
Revenue
Rental	$215.8	$186.7
Hotel	21.2	4.6
Sale of real estate	42.3	11.7
Total revenue	279.3	203.0

Fair value/other adjustments	(22.4)	(76.6)
Carried interests	(45.1)	(36.2)

Expenses
Rental	70.6	59.7
Hotel	26.6	7.8
Cost of real estate sold	39.9	6.5
Depreciation and amortization	2.9	2.4
Total expenses	140.0	76.4

Interest expense	(98.6)	(68.9)
Other loss	(17.9)	(14.9)
(Provision for) benefit from income taxes	(0.4)	0.3
Loss income from unconsolidated investments	$(45.1)	$(69.7)

The increase in income from unconsolidated investments is primarily due to the following:
Operating performance

During the nine months ended September 30, 2024, the Company recognized an increase in rental and hotel revenue of $45.7 million as compared to the same period in 2023, primarily as a result of the recapitalization of certain previously consolidated multifamily properties that are now a part of our co-investment portfolio and the opening of the Kona Village Resort in July 2023. This increase in rental and hotel revenue was offset by: (i) higher interest expense due to changes in the contractual interest rates of our indebtedness and higher debt balances due to increase in assets in Co-Investment portfolio, (ii) costs associated with the ongoing stabilization of the Kona Village Resort and development properties in Europe that are in the process of leasing up and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii.

Fair Value

During the nine months ended September 30, 2024, we recorded non-cash fair value losses with a decrease of approximately 1% in fair values. The minor decreases primarily related to: (i) certain office properties located in Ireland, United States and the United Kingdom due to higher market assumptions of vacancy and lower rental growth rates; (ii) non-cash fair value losses on mortgage debt and interest rate derivatives as previous fair value increases unwind as loans move closer to maturity dates. These fair value decreases were offset by fair value increases related to our investment in Zonda due to increased EBITDA from its recently completed merger and fair value increases in VHH due to increasing NOI at the properties and the reduction of cost of capital for the business as interest rates have come down.

During the nine months ended September 30, 2024, we recorded a $45.1 million decrease in the accrual for carried interests primarily related to the fair value decreases that we recorded with respect to (i) one of our Western United States commingled funds (as discussed above) and (ii) certain separate account platforms that hold multifamily assets in the Western United States primarily due to changes in the projected length of hold.

During the nine months ended September 30, 2023, we recorded non-cash fair value declines of approximately 4% in fair values. The decreases primarily related to: (i) office properties in Western United States, Ireland and United Kingdom due to cap rate expansion which also led to us recording a decrease of carried interests with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland because of increased interest rates leading to cap rate expansion; (iii) the write off of a $5 million investment in a social impact real estate fund manager and write down of our investment in Zonda due to decrease in operations; and (iv) a national co-working office tenant no longer paying rent on a building that we hold a 10% ownership interest in. These fair value decreases were offset by (i) fair value increases with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating. Gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019) and the resyndication of a property and the sale of retail units at one of its properties and (ii) recorded fair value increases on certain of our development projects located in Dublin, Ireland as we are near completion in such projects.

During the nine months ended September 30, 2023, we recorded a $36.3 million decrease in carried interests primarily related to the fair value decreases that we recorded with respect to two of our Western United States commingled funds as described above. We also had reductions in carried interests on market rate multifamily separate account platforms in the Western United States and Ireland. These decreases were offset by an increase in carried interests on our European commingled fund due to the increase in value associated with an investment held by such fund.
Expenses
Co-Investment Portfolio expenses increased to $30.5 million for the nine months ended September 30, 2024 as compared to $26.1 million during the prior period. The increase compared to the prior period was primarily due to higher allocation of corporate expenses due to the growth of the real estate credit business.
    Corporate
Expenses decreased to $35.5 million for the nine months ended September 30, 2024 as compared to $43.5 million for the nine months ended September 30, 2023 due to lower share based compensation, discretionary and deferred compensation expense due to lower share price of the Company's stock for the nine months ended September 30, 2024 as compared to the prior period in 2023.
    Interest expense was $74.8 million for the nine months ended September 30, 2024 as compared to $73.5 million for the same period in 2023. Interest expense was offset by $6.5 million and $5.4 million that we received on interest rate derivative contracts that paid out during the nine months ended September 30, 2024 and 2023 recorded to other income which is discussed below

Other income decreased to $4.3 million for the nine months ended September 30, 2024 as compared to $17.4 million for the same period in 2023. During the nine months ended September 30, 2024, we recorded mark to market fair value decreases of $3.9 million on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure as compared to a increase of $12.4 million in nine months ended September 30, 2023. For the nine months ended September 30, 2024 we received $2.0 million of interest income on bank deposits as compared to $3.3 million in the prior period. The Company also recorded realized foreign exchange losses of $1.2 million for the nine months ended September 30, 2024 with a gain of $1.3 million in the prior period.

Our income tax expense was $4.2 million for the nine months ended September 30, 2024 as compared to income tax benefit of $13.3 million for the same period in 2023. The decrease in income tax benefit is primarily attributable to a $14.4 million increase in worldwide pre-tax book income in 2024 as compared to the same period in the prior year. Our effective tax rate for the nine months ended September 30, 2024 was negative 5.7% as compared to an effective tax rate of 22.6% for the same period in 2023. Significant items impacting the quarterly tax provision include: increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE, and tax charges associated with non-deductible executive compensation under IRC Section 162(m).
    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(109.6)	$(94.0)
Unrealized foreign currency translation gain (losses), net of noncontrolling interests and tax	17.2	(7.1)
Amounts reclassified out of accumulated other comprehensive loss during the period	5.1	—
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	9.8	9.9
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.5)	$(91.2)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2024 and 2023 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2024	2023
Euro	1.0%	(1.2)%
GBP	5.2%	0.9%

Comprehensive loss, net of taxes and noncontrolling interests, for the nine months ended September 30, 2024 and 2023 was a loss of $77.5 million and $91.2 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the strengthening of the Euro and GBP against the US Dollar in the period. Hedge gains were due to hedges that KWE has on its euro denominated investments.

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

    Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. In addition, the Company’s recently announced adjustment to its common stock dividend in May 2024 is expected to provide the Company with approximately $66 million of additional cash per year to capitalize on opportunities to grow its core business and/or repay outstanding indebtedness. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. We have an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock in amounts and at times as the Company determines from time to time. We have $169.9 million available under this program at September 30, 2024. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of September 30, 2024, we and our consolidated subsidiaries had $367.1 million ($171.2 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $143.7 million and had $373.5 million of availability under our revolving credit facility ($176.5 million outstanding as of September 30, 2024). As of September 30, 2024, we have $105.1 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.
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
Development and Redevelopment
    Kennedy Wilson has a few remaining market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of September 30, 2024, we had 498 multifamily units we are actively developing. If these projects were brought to completion, our share of the total cost is estimated to be approximately $111 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2024, we had incurred $100 million of costs to date and expect to spend an additional $33 million to develop to completion or complete the entitlement process on these projects. Of the $33 million of remaining costs to complete, we currently expect $3 million of it to be funded through cash from us over the life of the projects and the remaining to be financed with proceeds from investment level borrowings. These costs are generally financed by cash from our balance sheet, capital provided by partners (if applicable), cash flow from the investment and construction loans. Cost overrun risks are reduced by detailed architectural plans, guaranteed, or fixed price contracts and supervision by expert Company executives and personnel. When completed, the construction loans are generally replaced by long-term mortgage financing. When development projects are completed they typically move into our unstabilized category as they undergo lease up post-completion.
    In addition to the market rate development and redevelopment projects described above, we have 1,660 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $17.5 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

					If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	MF Units	KW Est. Total Cost(4)	KW Costs Incurred(5)	KW Est. Costs to Complete(2)
Pacific Northwest	Multifamily	Two10	Under Construction	2024	2025	210	64.7	62	3
Mountain West	Multifamily	Cloudveil	Under Construction	2025	2026	288	45.8	16	30
Pacific Northwest	Multifamily	Bend(6)	In Planning	TBD	TBD	TBD	TBD	22	TBD
	Total					498	$110.5	$100	$33
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $3 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €1.00 = $1.12 USD, and £1.00 = $1.34 USD, related to NOI.
(4) Includes land costs.
(5) Included in Consolidated Portfolio segment
(6) Included in Co-Investment Portfolio segment

Unstabilized and Value Add Capital Expenditure Programs

    We currently have seven assets that comprise 1.1 million commercial square feet, 232 multifamily units and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $21.5 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Hotel Rooms	Leased %	KW Est. Costs to Complete(1)
Coopers Cross	Co-Investment	Ireland(2)	Office	50%	1	395,000	—	—	—	$4
90 East Buildings C and D	Consolidated	Pacific Northwest	Office	100%	1	410,000	—	—	—	11
The Cornerstone	Co-Investment	Ireland(2)	Multifamily	50%	1	20,000	232	—	—	1
Hamilton Landing H4 & H7	Consolidated	Northern California	Office	100%	1	118,000	—	—	34	6
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—	—	—
The Heights Building 4	Co-Investment	United Kingdom(2)	Office	51%	1	78,000	—	—	40	—
Kona Village	Co-Investment	Hawaii	Hotel	50%	1	—	—	150	—	—
		Total Lease-Up			7	1,075,000	232	150	13%	$22
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.12 USD, and £1.00 = $1.34 USD related to NOI.

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
Other Items
    On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of our restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate us to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of September 30, 2024, we had $109.4 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the nine months ended September 30, 2024 and 2023 the Company recorded $5.2 million and $7.0 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). The compensation committee of the Company’s board of directors approved, reserved and authorized executive management to issue up to thirty-five percent (35%) of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests compensation. Not all of the Company’s co-investment structures are included in the Carried Interests Sharing Program either because a structure does not incorporate carried interests that the Company is eligible to receive and/or a structure was an existing structure prior to the Board’s approval of the Carried Interests Sharing Program. As of September 30, 2024, (i) of the 85 investments in the Company’s co-investment portfolio, 26 of such investments are a part of the Carried Interests Sharing Program; (ii) the Company’s total accrued carried interests in its financial statements is $32.2 million, of which $8.1 million was accrued as carried interests compensation expense as part of the Carried Interests Program. During the nine months ended September 30, 2024 and 2023, the Company recorded a reversal of $15.5 million and $5.5 million, respectively related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Net cash provided by (used in) operating activities	$25.5	$(2.7)
Net cash provided by (used in) investing activities	258.2	(20.6)
Net cash used in financing activities	(237.8)	(88.0)

Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform net of operating expenses, general and administrative costs, compensation and interest expense payments.  Net cash flows provided by operating activities totaled $25.5 million and cashflows used in operating activities were $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. The change was due to lower discretionary compensation payments in the nine months ended September 30, 2024 as compared to the prior period and the receipt of deposits relating to the credit platform business from borrowers that is part of restricted cash.

Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $258.2 million for the nine months ended September 30, 2024. We received $457.6 million from the sale of Shelbourne Hotel, a building at the 90 East office complex in Issaquah, Washington, a multifamily property in Oregon and non-core commercial assets in the United Kingdom Spain. We received $22.9 million in investing distributions from our co-investments primarily from excess proceeds from refinancing mortgage loans on unconsolidated investments, conversion of VHH assets and redemption of a hedge fund investment. Loan draws and our share of new loans issued as part of our Construction Loan and bridge credit platform totaled $31.3 million. We received $26.4 million of proceeds from repayments on loans previously issued. We spent $110.8 million on capital expenditures related to consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $86.9 million to unconsolidated investments that were primarily used to fund our share of new acquisitions made within our new commingled fund in the United States, capital calls on European developments, capital calls on the Kona Village hotel while we are working towards stabilization and a merger relating to our investment in Zonda.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $237.8 million for the nine months ended September 30, 2024. We drew $100.0 million on our revolving line of credit and repaid $75.0 million on the line of credit. Kennedy Wilson received proceeds of $111.2 million from mortgage loans to refinance consolidated property loans. These proceeds were offset by the repayment of $230.3 million of mortgage debt primarily related to proceeds from the sale of a 90 East building and a retail center in Madrid, Spain as well the repayment of loans that were refinanced as discussed above. During the nine months ended September 30, 2024, we paid common dividends of $83.7 million and preferred dividends of $32.6 million and we repurchased $15.0 million of our common stock under our share repurchase plan.
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

Contractual Obligations and Commercial Commitments
    At September 30, 2024, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,761.3	$58.6	$1,179.0	$595.3	$928.4
Senior notes(3) (4)	1,800.0	—	—	600.0	1,200.0
Credit Facility(4)	176.5	—	—	176.5	—
KWE Unsecured bonds(4) (5)	529.8	—	529.8	—	—
Total borrowings	5,267.6	58.6	1,708.8	1,371.8	2,128.4
Operating leases	9.9	0.7	2.0	2.3	4.9
Ground leases(8)	28.7	0.1	0.4	0.4	27.8
Total contractual cash obligations(7)	$5,306.2	$59.4	$1,711.2	$1,374.5	$2,161.1
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $44.4 million; 1-3 years - $369.7 million; 4-5 years - $109.2 million; After 5 years - $97.2 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2024.
(2) Excludes $1.5 million of net unamortized debt discount on mortgage debt.
(3) Excludes $2.8 million of net unamortized debt premium on senior notes.
(4) Excludes $35.3 million of unamortized loan fees.
(5) Excludes $0.6 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $59.4 million; 1-3 years - $1,706.9 million; 4-5 years - $1,351.4 million; After 5 years - $2,109.6 million.
(7) Table above excludes $231.1 million unfulfilled capital commitments to our unconsolidated and fund investments and $102.4 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1,

2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.3 million, $600.0 million and $601.5 million at September 30, 2024.
    KWE Notes

As of September 30, 2024, KWE has notes outstanding ("KWE Notes") of $529.8 million (based on September 30, 2024 rates), have an annual fixed coupon of 3.25% and mature in November 2025. The KWE Notes are subject to the restrictive covenants discussed below.

Borrowings Under Line of Credit

    On September 12, 2024, the Company, through a wholly-owned subsidiary, extended its existing revolving line of credit and increased the capacity to $550 million ("Third A&R Facility"). The Third A&R Facility has a maturity date of September 12, 2027. Subject to certain conditions precedent and at Kennedy-Wilson, Inc.’s (the "Borrower") option, the maturity date of the Third A&R Facility may be extended by a year.

    The Company has $176.5 million outstanding on the Third A&R Facility with $373.5 million available to be drawn as of September 30, 2024.
    Debt Covenants
    The Third A&R Facility and the indentures governing the notes contain numerous restrictive covenants that, among other things, limit the Company and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers.
    The Third Amended and Restated Credit Agreement, dated as of September 12, 2024 (the "Credit Agreement") also contains financial covenants, which require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter; and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2024, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0; and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of September 30, 2024, the Company was in compliance with these covenants.

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
    As of September 30, 2024, the Company was in compliance with all covenant calculations.
Off-Balance Sheet Arrangements
    We have provided guarantees from time to time associated with loans secured by consolidated assets. As of September 30, 2024, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was $161.5 million. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
    As of September 30, 2024, we had unfulfilled capital commitments totaling $231.1 million to our joint venture investments and $102.4 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $17.0 million of equity commitments relating to unconsolidated development projects and $43.6 million related to future ground lease payments that run through 2085 on Kona Village. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2024 dated back through 2020.

	Three Months Ended September 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(66.8)	$(64.1)	$23.6	$72.5	$(19.7)
Non-GAAP Adjustments
Add back (less):
Interest expense	66.9	64.2	57.1	45.3	50.8
Loss on early extinguishment of debt	0.3	—	1.3	—	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	34.3	25.8	16.6	11.2	7.5
Depreciation and amortization	36.9	38.8	46.1	39.2	44.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	0.8	0.8	1.1	1.7
(Benefit from) provision for income taxes	(10.7)	(19.7)	13.9	30.6	(12.8)
Kennedy Wilson's share of taxes included in unconsolidated investments	0.2	(0.6)	1.9	—	—
Share-based compensation	6.1	7.3	7.3	6.9	7.6
EBITDA attributable to noncontrolling interests	(1.7)	(19.3)	(2.7)	(4.1)	(3.1)
Adjusted EBITDA(1)	$66.4	$33.2	$165.9	$202.7	$76.3
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(77.4)	$(45.5)	$62.7	$292.1	$(64.7)
Non-GAAP Adjustments
Add back (less):
Interest expense	195.4	192.5	160.8	141.4	150.0
Loss on early extinguishment of debt	0.5	1.6	2.4	38.6	1.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	98.6	68.9	43.0	28.0	24.7
Depreciation and amortization	112.2	118.3	132.7	125.3	135.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.9	2.4	2.8	4.2	5.2
(Benefit from) provision for income taxes	4.2	(13.3)	22.5	98.2	(10.3)
Kennedy Wilson's share of taxes included in unconsolidated investments	0.4	(0.4)	1.9	—	1.1
Share-based compensation	17.3	21.7	21.7	21.9	24.5
EBITDA attributable to noncontrolling interests	(5.2)	(27.0)	(6.1)	(9.2)	(5.8)
Adjusted EBITDA(1)	$348.9	$319.2	$444.4	$740.5	$261.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended September 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(66.8)	$(64.1)	$23.6	$72.5	$(19.7)
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	36.9	38.8	46.1	39.2	44.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	0.8	0.8	1.1	1.7
Share-based compensation	6.1	7.3	7.3	6.9	7.6
Preferred dividends	(10.8)	(10.8)	(7.9)	(4.3)	(4.3)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(1.0)	(18.7)	(1.2)	(3.5)	(2.3)
Adjusted Net (Loss) Income(1)	$(34.7)	$(46.7)	$68.7	$111.9	$27.3
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(77.4)	$(45.5)	$62.7	$292.1	$(64.7)
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	112.2	118.3	132.7	125.3	135.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.9	2.4	2.8	4.2	5.2
Share-based compensation	17.3	21.7	21.7	21.9	24.5
Preferred dividends	(32.6)	(27.1)	(21.0)	(12.9)	(12.9)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(3.4)	(25.2)	(3.4)	(7.1)	(3.1)
Adjusted Net Income(1)	$19.0	$44.6	$195.5	$423.5	$84.1
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2024	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net loss	$(66.8)	$(20.3)	$(77.4)	$(45.1)
Add: (Benefit from) provision for income taxes	(10.7)	0.2	4.2	0.4
Add: Loss from unconsolidated investments	20.3	—	45.1	—
Less: Gain on sale of real estate, net(1)	(6.2)	—	(112.8)	—
Add: Interest expense	66.9	34.1	195.4	98.6
Add: Loss on early extinguishment of debt	0.3	—	0.5	—
Less: Other loss (income)	13.1	6.1	6.0	17.9
Less: Sale of real estate(1)	—	(12.5)	—	(42.3)
Less: Investment management and property services	(22.1)	—	(69.9)	—
Less: Carried interests	—	16.4	—	45.1
Less: Loans	(7.6)	—	(23.7)	—
Add: Cost of real estate sold(1)	—	13.7	—	39.9
Add: Compensation and related	30.0	—	89.4	—
Add: Carried interests expense	(5.5)	—	(15.5)	—
Add: General and administrative	10.2	—	28.0	—
Add: Depreciation and amortization	36.9	1.0	112.2	2.9
Add: Fair value adjustments	—	10.4	—	22.4
Less: NCI adjustments	(2.0)	—	(6.1)	—
Net Operating Income	$56.8	$49.1	$175.4	$139.8
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

2023	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$(64.1)	$(74.0)	$(45.5)	$(69.7)
Add: Provision for income taxes	(19.7)	(0.5)	(13.3)	(0.3)
Add: Loss (income) from unconsolidated investments	74.0	—	69.7	—
Less: Gain on sale of real estate, net(1)	(30.4)	—	(138.6)	—
Add: Interest expense	64.2	25.9	192.5	68.9
Add: Loss on early extinguishment of debt	—	—	1.6	—
Less: Other (income) loss	(3.2)	9.2	(24.5)	14.9
Less: Sale of real estate	—	(1.2)	—	(11.7)
Less: Loans	(6.1)	—	(14.5)	—
Less: Investment management and property services	(16.2)	—	(47.2)	—
Less: Carried interests	—	17.9	—	36.2
Add: Cost of real estate sold	—	0.7	—	6.5
Add: Compensation and related	23.8	—	77.0	—
Add: Share-based compensation	7.3	—	21.7	—
Add: Carried interests expense	(6.0)	—	(5.5)	—
Add: General and administrative	8.4	—	25.5	—
Add: Depreciation and amortization	38.8	0.8	118.3	2.4
Less: Fair value adjustments	—	61.8	—	76.6
Less: NCI adjustments	(2.0)	—	(5.9)	—
Net Operating Income	$68.8	$40.6	$211.3	$123.8
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

2022	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$23.6	$12.3	$62.7	$148.4
Add: Provision for income taxes	13.9	1.9	22.5	1.9
Less: Income from unconsolidated investments	(12.3)	—	(148.4)	—
Less: Gain on sale of real estate, net(1)	(37.0)	(4.9)	(50.8)	(4.9)
Add: Interest expense	57.1	16.4	160.8	42.9
Add: Loss on early extinguishment of debt	1.3	—	2.4	—
Less: Other (income) loss	(36.7)	4.1	(46.1)	13.4
Less: Sale of real estate(1)	—	(15.3)	—	(50.4)
Less: Loans	(3.0)	—	(8.0)	—
Less: Investment management and property services	(11.7)	—	(34.8)	—
Less: Carried interests	—	18.0	—	(0.5)
Add: Cost of real estate sold(1)	—	11.0	—	39.4
Add: Compensation and related	26.5	—	82.0	—
Add: Share-based compensation	7.3	—	21.7	—
Add: Carried interests expense	(6.6)	—	3.2	—
Add: General and administrative	9.2	—	26.5	—
Add: Depreciation and amortization	46.1	0.9	132.7	2.9
Less: Fair value adjustments	—	(4.7)	—	(74.9)
Less: NCI adjustments	(1.9)	—	(4.8)	—
Net Operating Income	$75.8	$39.7	$221.6	$118.2
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

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$72.5	$143.1	$292.1	$213.9
Add: Provision for income taxes	30.6	—	98.2	—
Less: Income from unconsolidated investments	(143.1)	—	(213.9)	—
Less: (Gain) loss on sale of real estate, net(1)	(15.0)	—	(417.0)	3.1
Add: Interest expense	45.3	11.2	141.4	27.9
Add: Loss on early extinguishment of debt	—	—	38.6	—
Add: Other loss	(0.3)	5.0	3.7	12.4
Less: Sale of real estate(1)	—	(15.1)	—	(34.2)
Less: Loans	(2.4)	—	(6.2)	—
Less: Investment management and property services	(9.7)	—	(27.1)	—
Less: Carried interests	—	(46.3)	—	(62.0)
Add: Cost of real estate sold(1)	—	14.4	—	31.4
Add: Compensation and related	30.4	—	98.4	—
Add: Share-based compensation	6.9	—	21.9	—
Add: Carried interests expense	2.9	—	3.2	—
Add: General and administrative	8.9	—	24.7	—
Add: Depreciation and amortization	39.2	1.2	125.3	4.5
Less: Fair value adjustments	—	(78.9)	—	(109.1)
Less: NCI adjustments	(1.6)	—	(4.9)	—
Net Operating Income	$64.6	$34.6	$178.4	$87.9
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

2020	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(19.7)	$14.9	$(64.7)	$45.0
Less: (Benefit from) provision for income taxes	(12.8)	—	(10.3)	1.0
Less: Income from unconsolidated investments	(14.9)	—	(45.0)	—
Add: Loss (gain) on sale of real estate, net(1)	(4.0)	6.7	(47.7)	7.3
Add: Interest expense	50.8	7.5	150.0	24.8
Add: Loss on early extinguishment of debt	—	—	1.3	—
Add: Other loss	0.7	5.0	2.9	9.8
Less: Sale of real estate(1)	—	(0.4)	—	(3.2)
Less: Loans	(1.3)	—	(1.5)	—
Less: Investment management and property services	(8.9)	—	(25.2)	—
Less: Carried interests	—	1.3	—	2.5
Add: Cost of real estate sold(1)	—	0.5	—	4.3
Add: Compensation and related	18.7	—	60.4	—
Add: Share-based compensation	7.6	—	24.5	—
Add: Carried interests expense	—	—	0.2	—
Add: General and administrative	8.6	—	26.1	—
Add: Depreciation and amortization	44.3	1.7	135.1	5.1
Less: Fair value adjustments	—	(13.4)	—	(20.1)
Less: NCI adjustments	(1.5)	—	(4.8)	—
Net Operating Income	$67.6	$23.8	$201.3	$76.5
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

	September 30, 2024
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$230.0	$—	$137.1	$367.1
Real estate	4,570.7	—	—	4,570.7
Unconsolidated Investments	—	2,052.9	—	2,052.9
Loan purchases and originations	—	248.1	—	248.1
Accounts receivable and other assets	122.7	—	82.7	205.4
Total Assets	$4,923.4	$2,301.0	$219.8	$7,444.2

Accounts payable and accrued expenses	155.1	—	403.1	558.2
Mortgage debt	2,749.1	—	—	2,749.1
KW unsecured debt	—	—	1,955.2	1,955.2
KWE bonds	528.9	—	—	528.9
Total Liabilities	3,433.1	—	2,358.3	5,791.4

Equity	1,490.3	2,301.0	(2,138.5)	1,652.8
Total liabilities and equity	$4,923.4	$2,301.0	$219.8	$7,444.2

	December 31, 2023
($ in millions)	Consolidated	Co-Investment	Corporate	Total
Cash(1)	$184.2	$—	$129.5	$313.7
Real estate	4,837.3	—	—	4,837.3
Unconsolidated Investments	—	2,069.1	—	2,069.1
Loan purchases and originations	—	247.2	—	247.2
Accounts receivable and other assets	146.1	—	98.7	244.8
Total Assets	$5,167.6	$2,316.3	$228.2	$7,712.1

Accounts payable and accrued expenses	154.3	—	461.4	615.7
Mortgage debt	2,840.9	—	—	2,840.9
KW unsecured debt	—	—	1,934.3	1,934.3
KWE bonds	522.8	—	—	522.8
Total Liabilities	3,518.0	—	2,395.7	5,913.7

Equity	1,649.6	2,316.3	(2,167.5)	1,798.4
Total liabilities and equity	$5,167.6	$2,316.3	$228.2	$7,712.1
Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Three Months Ended September 30,
	2024	2023
Total Revenue	$127.5	$143.8
Less: Investment management fees	(21.6)	(15.5)
Less: Loans	(7.6)	(8.6)
Less: Other	(0.5)	(0.7)
Less: NCI adjustments (1)	(3.1)	(3.3)
Add: Unconsolidated investment adjustments (2)	50.3	49.1
Add: Above/below market rents (6)	(0.1)	(0.4)
Less: Reimbursement of recoverable operating expenses	(7.3)	(9.1)
Less: Properties bought and sold (3)	(0.6)	(23.8)
Less: Other properties excluded (4)	(10.0)	(8.6)
Other Reconciling Items (5)	(0.6)	0.3
Same Property	$126.4	$123.2

	Same Property - Revenue(6)*
	For the Three Months Ended September 30,
Same Property (Reported)	2024	2023
Office - Same Property	$29.4	$29.1
Multifamily Market Rate Portfolio - Same Property	80.1	78.3
Multifamily Affordable Portfolio - Same Property	16.9	15.8
Same Property	$126.4	$123.2

	Same Property - Revenue(6)*
	For the Nine Months Ended September 30,
	2024	2023
Total Revenue	$395.9	$422.5
Less: Investment management fees	(69.0)	(45.6)
Less: Loans	(23.7)	(17.0)
Less: Other	(0.9)	(1.6)
Less: NCI adjustments (1)	(9.2)	(9.8)
Add: Unconsolidated investment adjustments (2)	149.7	146.6
Add: Above/below market rents (6)	(1.0)	(1.3)
Less: Reimbursement of recoverable operating expenses	(23.8)	(25.4)
Less: Properties bought and sold (3)	(14.1)	(75.2)
Less: Other properties excluded (4)	(26.8)	(28.1)
Other Reconciling Items (5)	0.5	1.2
Same Property	$377.6	$366.3

	Same Property - Revenue(6)*
	For the Nine Months Ended September 30,
Same Property (Reported)	2024	2023
Office - Same Property	$89.3	$87.3
Multifamily Market Rate Portfolio - Same Property	238.8	231.9
Multifamily Affordable Portfolio - Same Property	49.5	47.1
Same Property	$377.6	$366.3
(*) This is a Non-GAAP financial measure. Please see “Non-GAAP Measures and Certain Definitions” for a further explanation and discussion.
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

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended September 30,
	2024	2023
Net Income	$(66.8)	$(64.1)
Less: Investment management fees	(21.6)	(15.5)
Less: Loans	(7.6)	(8.6)
Less: Other	(0.5)	(0.7)
Less: Total Income from unconsolidated investments	20.3	74.0
Less: Gain on sale of real estate, net	(6.2)	(30.4)
Add: Compensation and related	30.0	31.1
Add: Carried interests compensation	(5.5)	(6.0)
Add: General and administrative	10.2	8.4
Add: Depreciation and amortization	36.9	38.8
Add: Interest Expense	66.9	64.2
Add: Gain (loss) on early extinguishment of debt	0.3	—
Less: Other income (loss)	13.1	(0.7)
Add: Provision for income taxes	(10.7)	(19.7)
Less: NCI adjustments (1)	(1.9)	(2.0)
Add: Unconsolidated investment adjustments (2)	34.9	34.4
Add: Straight-line and above/below market rents (6)	(0.1)	(0.4)
Less: Properties bought and sold (3)	—	(12.3)
Less: Other properties excluded (4)	(3.2)	(4.8)
Other Reconciling Items (5)	0.8	1.6
Same Property NOI (Net Effective)*	$89.3	$87.3

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended September 30,
Same Property (Reported)	2024	2023
Office - Same Property	$25.4	$25.3
Multifamily Market Rate Portfolio - Same Property	52.8	51.6
Multifamily Affordable Portfolio - Same Property	11.1	10.4
Same Property NOI (Net Effective)* (Reported)	$89.3	$87.3

	Same Property - NOI (Net Effective)(6)*
	For the Nine Months Ended September 30,
	2024	2023
Net Income	$(77.4)	$(45.5)
Less: Investment management fees	(69.0)	(45.6)
Less: Loans	(23.7)	(17.0)
Less: Other	(0.9)	(1.6)
Less: Total Income from unconsolidated investments	45.1	69.7
Less: Gain on sale of real estate, net	(112.8)	(138.6)
Add: Compensation and related	89.4	98.7
Add: Carried interests compensation	(15.5)	(5.5)
Add: General and administrative	28.0	25.5
Add: Depreciation and amortization	112.2	118.3
Add: Interest Expense	195.4	192.5
Add: Gain (loss) on early extinguishment of debt	0.5	1.6
Less: Other income (loss)	6.0	(22.0)
Add: Provision for income taxes	4.2	(13.3)
Less: NCI adjustments (1)	(5.7)	(6.2)
Add: Unconsolidated investment adjustments (2)	104.4	103.7
Add: Straight-line and above/below market rents (6)	(1.0)	(1.3)
Less: Properties bought and sold (3)	(4.5)	(38.7)
Less: Other properties excluded (4)	(9.5)	(15.3)
Other Reconciling Items (5)	3.5	3.2
Same Property NOI (Net Effective)*	$268.7	$262.6

	Same Property - NOI (Net Effective)(6)*
	For the Nine Months Ended September 30,
Same Property (Reported)	2024	2023
Office - Same Property	$77.3	$75.9
Multifamily Market Rate Portfolio - Same Property	159.2	155.4
Multifamily Affordable Portfolio - Same Property	32.2	31.3
Same Property NOI (Net Effective)* (Reported)	$268.7	$262.6
(*) This is a Non-GAAP financial measure. Please see “Non-GAAP Measures and Certain Definitions” for a further explanation and discussion.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2024, 77% of our consolidated level debt is fixed rate, 21% is floating rate with interest caps and 2% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, SOFR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income/loss. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $3.4 million increase in interest expense or $7.0 million of interest expense savings during 2024 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.87% and approximately 1.2 years, respectively, as of September 30, 2024.
The table below represents contractual balances of our consolidated financial instruments at the expected maturity dates as well as the fair value as of September 30, 2024. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2024. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	As of September 30, 2024
Interest rate sensitive assets
Cash and cash equivalents	$367.1	$—	$—	$—	$—	$—	$367.1	$367.1
Average interest rate	2.40%	—%	—%	—%	—%	—%	2.40%	—
Fixed rate receivables*	20.1	12.2	19.1	10.0	—	6.1	67.5	62.5
Average interest rate	4.69%	5.88%	1.92%	6.80%	—%	6.49%	4.60%	—
Variable rate receivables*	51.5	103.3	42.8	3.5	—	—	201.1	198.5
Average interest rate	8.14%	8.76%	8.52%	8.44%	—%	—%	8.55%	—
Total	$438.7	$115.5	$61.9	$13.5	$—	$6.1	$635.7	$628.1
Weighted average interest rate	3.18%	8.46%	6.48%	7.22%	—%	6.49%	4.58%
Interest rate sensitive liabilities
Variable rate borrowings	$57.9	$50.4	$442.4	$247.6	$185.1	$220.4	$1,203.8	$1,192.7
Average interest rate	5.68%	7.47%	6.93%	7.12%	6.98%	6.65%	6.89%	—
Fixed rate borrowings	—	623.1	235.6	102.0	331.7	2,771.4	4,063.8	3,748.9
Average interest rate	—%	3.37%	4.09%	3.86%	4.66%	4.48%	4.29%	—
Total	$57.9	$673.5	$678.0	$349.6	$516.8	$2,991.8	$5,267.6	$4,941.6
Weighted average interest rate	5.68%	3.68%	5.94%	6.17%	5.49%	4.64%	4.88%
(*) Represents principal balance of interest rate receivables, excluding $3.2 million of unamortized discount and $17.3 million of loan loss reserves.
Currency Risk - Foreign Currencies
    A significant portion of our business is located outside the United States. As such, we have foreign currency fluctuation risk with respect to those investments and business units. In certain instances, we utilize foreign currency hedging derivatives to mitigate the impact of this risk on our equity.
    The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and GBP. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income unless and until the Company substantially liquidates the underlying investments.

    Approximately 33% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of September 30, 2024, we have hedged 105% of the net asset carrying value of our euro denominated investments and 81% of the net asset carrying value of our GBP denominated investments.
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
    If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $13.2 million or decrease by $14.4 million, respectively. If rates increase or decrease by 10% we would have an increase of $26.0 million and a decrease of $30.3 million, respectively.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
July 1 - July 31, 2024	13,820	$9.17	26,568,959	$109,394,489
August 1 - August 31, 2024	—	—	26,568,959	109,394,489
September 1 - September 30, 2024	—	—	26,568,959	109,394,489
	13,820	$9.17	26,568,959	$109,394,489
(1) On March 20, 2018, we announced that our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. On November 4, 2020, we announced that our board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 6.Exhibits

Exhibit No.	Description	Location

4.1
Supplemental Indenture No. 2029-5 to the 2029 Notes Indenture, dated as of September 12, 2024, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.15 of Kennedy-Wilson Holdings, Inc.’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.

4.2
Supplemental Indenture No. 2030-4 to the 2029 Notes Indenture, dated as of September 12, 2024, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.16 of Kennedy-Wilson Holdings, Inc.’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.

4.3
Supplemental Indenture No. 2031-5 to the 2029 Notes Indenture, dated as of September 12, 2024, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee.
Incorporated by reference to Exhibit 4.17 of Kennedy-Wilson Holdings, Inc.’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.

10.1
Third Amended and Restated Credit Agreement, dated September 12, 2024, among Kennedy-Wilson, Inc., as borrower, Kennedy-Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as letter of credit issuers.
Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K (File No. 001-33824) filed on September 13, 2024.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 7, 2024	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)