Form 10-K
period 2024-12-31
Kennedy-Wilson Holdings, Inc.
filed 2025-02-28
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Based on the last sale at the close of business on June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,089,943,238.

The number of shares of common stock outstanding as of February 20, 2025 was 138,007,902.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 5, 2025, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

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

PART I

Item 1.    Business
Company Overview
We are a real estate investment company as well as an investment manager with over $28.0 billion of Real Estate Assets Under Management (“AUM”) in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, we primarily focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). We have recently focused on growing our investment management and co-investment platform whereby we invest a minority position (with the potential for carried interest) and earn our pro-rata share of income as well as asset management fees in our role as asset manager. During the year ended December 31, 2024, our investment management platform generated a total of $98.9 million of asset management fees representing a growth of 60% over the same period in 2023.

For the year ended December 31, 2024, our 246 employees managed our $28.0 billion of AUM, which includes a total of 62,270 multifamily units in which we hold an ownership interest in (38,285 multifamily units and 901 single family units) or finance (23,084 units). Over the past several years, in line with our focus on the growth of our investments in housing and the continued execution of our capital recycling plan and our recent non-core asset disposition plan, our global investment portfolio has significantly evolved to be weighted heavily in equity and debt investments in the rental housing sector, specifically multifamily, both market rate and affordable, and student housing. The table below details key metrics and information of our global investment portfolio (in total and in each of our segments):

	Total	Consolidated	Co-Investments	Ownership(1)
AUM (billions)	$28.0	$13.6	$14.4	35%
	Rental Housing
Multifamily units - market rate units(2)	25,590	9,258	16,332	57%
Multifamily units - affordable units(2)	12,695	—	12,695	45%
Single family housing units	901	—	901	10%
	Real Estate Credit (primarily secured by Rental Housing Assets)
Real estate debt investments - 100% (billions)	4.9	$—	$4.9	5%
	Industrial and Other Real Estate Investments
Industrial square feet (millions)(2)	12.4	—	12.4	18%
US Office square feet (millions)(2)	5.8	1.4	4.4	34%
Europe Office square feet (millions)(2)	4.6	2.5	2.1	58%
Retail square feet (millions)(2)	2.1	1.1	1.0	48%
Hotels(2)	1	—	1	50%
(1)Weighted-average ownership percentages
(2)Includes amounts for properties that are stabilized, under development and unstabilized.

As of December 31, 2024, our global team, managed $28.0 billion of AUM (as noted above) of which $27.0 billion is operating properties and real estate loans (excluding development properties) which produced total revenue of $2.0 billion ($739.9 million at KW's share) compared to $22.8 billion of operating properties as of December 31, 2023 with total revenue of $1.8 billion ($736.0 million at KW's share). In addition, as of December 31, 2024, we held interests in 118 real estate loans in our global debt platform, 81% of which have floating interest rates, with an average interest rate of 8.0% per annum, and an unpaid principal balance of $4.9 billion ($256.1 million at KW's share) compared to 101 real estate loans, 85% of which had floating interest rates, with an average interest rates of 9.4% per annum, and an unpaid principal balance of $4.9 billion ($263.0 million at KW's share) during the same period in 2023. During the year ended December 31, 2024, the Company also completed a total of $797.6 million of gross acquisitions and $3.5 billion of loan investments (KW's ownership interest of 13.3% and 2.5%, respectively) and $1.2 billion of gross dispositions and $1.0 billion of loan repayments (KW's ownership interest of 61.8% and 4.9%, respectively).

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

	Year Ended December 31,
($ in millions, except fee bearing capital which $ in billions)	2024	2023	2022	2021	2020
GAAP
Revenue	$531.4	$562.6	$540.0	$453.6	$454.0
Net (loss) income to Kennedy-Wilson Holdings Inc. common shareholders	(76.5)	(341.8)	64.8	313.2	92.9
Basic (loss) income per share of common stock	(0.56)	(2.46)	0.47	2.26	0.66
Diluted (loss) earnings per share of common stock	(0.56)	(2.46)	0.47	2.24	0.66
Non-GAAP(1)
Adjusted EBITDA(1)	539.7	189.8	591.5	927.9	608.0
% change	184.4%	(67.9)%	(36.3)%	52.6%	—%
Adjusted Net Income (Loss)(1)	94.3	(151.3)	264.9	509.0	306.9
Adjusted Net Income (Loss) percentage change	162.3%	(157.1)%	(48.0)%	65.9%	—%
Non-cash fair value (losses) gains	(6.3)	(229.3)	114.6	213.5	47.2
Non-cash carried interests (decreases) increases	(49.7)	(64.3)	(21.1)	117.9	2.7
Consolidated Portfolio NOI(1)	234.2	274.3	294.2	255.8	262.3
% change	(14.6)%	(6.8)%	15.0%	(2.5)%	—%
Co-Investment Portfolio NOI(1)	190.5	168.3	157.6	124.4	102.5
% change	13.2%	6.8%	26.7%	21.4%	—%
Fee-bearing capital	8.8	8.4	5.9	5.0	3.9
% change	4.8%	42.4%	18.0%	28.2%	—%
AUM	28.0	24.5	23.0	21.6	17.6
% change	14.3%	6.5%	6.5%	22.7%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

    The table below highlights some of the Company's balance sheet metrics over the past five years:

(In millions)	As of December 31,
	2024	2023	2022	2021	2020
Balance sheet data:
Cash and cash equivalents	$217.5	$313.7	$439.3	$524.8	$965.1
Total assets	6,961.1	7,712.1	8,271.8	7,876.5	7,329.0
Mortgage debt	2,597.2	2,840.9	3,018.0	2,959.8	2,589.8
KW unsecured debt	1,877.9	1,934.3	2,062.6	1,852.3	1,332.2
KWE unsecured bonds	309.8	522.8	506.4	622.8	1,172.5
Kennedy Wilson equity	1,601.2	1,755.1	1,964.0	1,777.6	1,644.5
Noncontrolling interests	34.8	43.3	46.4	26.3	28.2
Total equity	1,636.0	1,798.4	2,010.4	1,803.9	1,672.7
Common shares outstanding	137.4	138.7	137.8	138.0	141.4

The following table shows the historical U.S. federal income tax treatment of the Company’s common stock dividend for the years ended December 31, 2024 through 2020:

	December 31,
	2024	2023	2022	2021	2020
Taxable Dividend	100.00%	—%	37.81%	—%	27.14%
Non-Taxable Return of Capital	—%	100.00%	62.19%	100.00%	72.86%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Business Segments
Our operations are defined by two primary business segments: our consolidated investment portfolio (the "Consolidated Portfolio") and our co-investment portfolio (the "Co-Investment Portfolio"). In addition to our two primary business segments, we have among other things, corporate overhead and unsecured corporate debt and preferred stock that is not allocated to either of our segments.
Consolidated Portfolio
Our Consolidated Portfolio consists of the investments in real estate and real estate-related assets that we have made and consolidate on our balance sheet, primarily multifamily communities. We typically wholly-own these assets, which have longer hold periods and accretive asset management opportunities.

The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of December 31, 2024 and 2023. This table does not include amounts such as corporate cash and the KWI Notes.

($ in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents(1)	$117.4	$184.2
Real estate and acquired in place lease values	4,290.4	4,837.3
Accounts receivable and other assets, net	99.7	146.1
Total Assets	$4,507.5	$5,167.6

Accounts payable, accrued expenses and other liabilities	118.7	154.3
Mortgage debt	2,597.2	2,840.9
KWE unsecured bonds	309.8	522.8
Total Liabilities	3,025.7	3,518.0

Equity	$1,481.8	$1,649.6

(1)Excludes $100.1 million and $129.5 million as of December 31, 2024 and 2023, respectively, of corporate non-property level cash.
Co-Investment Portfolio
In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate-related assets, primarily construction loans, through our Co-Investment Portfolio. We invest alongside our partners and typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio and through our ownership positions, we have the potential to earn carried interest as further discussed below. As of December 31, 2024, we have a weighted average ownership of 40% in our Co-Investment Portfolio. We also earn fees for managing our fee-bearing capital (total third-party committed or invested capital that we manage in our joint ventures and commingled funds), including, without limitation, asset management fees, construction management fees, acquisition and disposition fees and origination fees.
The non-GAAP table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 92% and 93%, respectively), at our share of the underlying investments as of December 31, 2024 and 2023. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$137.5	$94.8
Real estate and acquired in place lease values	4,564.9	4,619.7
Loan purchases and originations	243.2	259.3
Accounts receivable and other assets, net	236.9	227.3
Total Assets	$5,182.5	$5,201.1

Accounts payable, accrued expenses and other liabilities	151.5	125.0
Mortgage debt	2,757.5	2,759.8
Total Liabilities	2,909.0	2,884.8

Equity	$2,273.5	$2,316.3
As of December 31, 2024, our fee-bearing capital was $8.8 billion and we recognized $98.9 million in base investment management fees and had $27.6 million in net accrued carried interests receivable (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment), which included a non-cash write down of $64.3 million of carried interests during the year ended December 31, 2024.

Co-Investment Portfolio Investment Platforms

We have a number of platforms through which we invest in alongside our partners and manage in our Co-Investment Portfolio. For each specific investment opportunity, we evaluate various investment parameters, primarily the asset type, risk return profiles and other parameters against the defined investment parameters of the applicable platforms.
Separate accounts/Joint ventures:
We have several high-quality institutional equity partners that we invest alongside with and for whom we act as the general partner and receive investment management fees. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of December 31, 2024, our weighted average ownership interest in the various joint ventures that we manage was 44%.
Commingled funds:
We currently have four closed-end funds that we manage and through which we receive investment management fees and potentially carried interests. We focus on sourcing investors in the U.S., Europe, Japan and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S.-based funds focus on value-add properties in the U.S. that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of December 31, 2024, our weighted average ownership interest in the commingled funds that we manage was 14%.
Vintage Housing Holdings ("VHH"):

Through our VHH partnership, we acquire and develop income and age restricted properties. See a detailed discussion of this business in the Multifamily section below.
Investment Product Types
The following are the product types we invest in both through our Consolidated Portfolio and Co-Investment Portfolio segments.
Rental Housing
We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of December 31, 2024, our global rental housing portfolio consisted of 38,285 units and 901 single family housing units.

	Total	Consolidated	Co-Investments
Multifamily units - market rate units(1)	25,590	9,258	16,332
Multifamily units - affordable rate units(1)	12,695	—	12,695
Single family housing units	901	—	901
(1) Includes 2,390 units that are under development or undergoing lease up.
Our largest Western United States multifamily regions are the Mountain West region (which includes our investments in Idaho, Utah, Nevada, Arizona and New Mexico) and the Pacific Northwest (primarily the state of Washington). The remainder of the Western United States portfolio is located in Northern and Southern California. In Europe, we focus on Ireland, particularly Dublin city center and its immediately surrounding suburbs.
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
In addition to traditional multifamily units, during the fourth quarter 2024 we launched a new UK single-family rental housing joint-venture with the Canada Pension Plan Investment Board ("CPPIB"), targeting £1 billion in real estate. Under this arrangement, CPPIB will own 90% of the ownership interests, initially committing £500 million in equity and we will own 10% of the ownership interests initially committing £56 million in equity. This joint venture will look to acquire single-family rental properties throughout the UK, targeting areas with strong and growing local economies. As of December 31, 2024 this joint venture has acquired ownership interest in nine sites which consists of 901 single family rental units.

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

As of December 31, 2024, we hold an approximate 50% interest in VHH which acts as the general partner ("GP interest") (developer/asset manager) of 60 affordable housing projects totaling 12,695 units (48 investments held with a tax credit limited partner ("tax credit LP") and 12 investments held fee simple which does not have any outside tax credit LPs). The VHH portfolio includes 12,695 units (10,825 operating units and 1,870 units that are under development or lease up), as of December 31, 2024. When we acquired our interest in VHH in 2015, the portfolio consisted of a total of 5,485 units. All of the VHH platform's units are included in our multifamily unit count discussed throughout this report.

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

During the year ended December 31, 2024, we received $27.4 million of proceeds from VHH, including $10.3 million from recurring monthly distributions, $6.8 million from paid developer fees at conversion and $10.3 million from sales and refinancings.

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of December 31, 2024, we have contributed an additional $186.2 million into VHH and have received $380.9 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $333.9 million as of December 31, 2024. Since we acquired our ownership interests in VHH, we have recorded $356.4 million worth of fair value gains on our investment in VHH, including $36.4 million during the year ended December 31, 2024.

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

•With respect to investments held by VHH with tax credit LPs, the discounted cash flow analysis also factors in the distinct economic splits between VHH and its tax credit LPs. We also record an estimated fair value of the our GP interests with respect to VHH ownership structures with tax credit LPs by taking the fair value of the underlying real estate utilizing the method described above and then factoring in (i) cashflow after debt service and then, (ii) discounting the net cashflow utilizing a levered discount rate that ranges between 16.0% to 19.5% (the "levered discount rates").

•With respect to investments held by VHH fee simple (without tax credit LPs), we also fair value the underlying secured loans on each of the properties, as described further below under “Fair Value Investments”.

In addition to completed projects, VHH holds certain investments that they are currently being developed as described above. With respect to such investments VHH is paid developer fees for its work as development manager. Prior to the completion of the development, we estimate the fair value of these investments by applying the levered discount rate described above to the cashflow associated with the paid developer fees. Once complete, the property will be held by VHH with tax credit LPs and we will calculate and record the fair value of such investments utilizing the discounted cash flow methodology described in the previous paragraph.
Real Estate Debt Credit
We have a global credit platform that, as of December 31, 2024, had a total capacity of $12 billion with $9 billion invested or committed to future fundings. Our global credit platform, which includes institutional partners across insurance and sovereign wealth funds, invests across the entire real estate credit capital structure in the United States, United Kingdom and Europe and primarily targets loans secured by high-quality real estate located in such jurisdictions. In addition to interest income (which includes origination, exit and extension fees), in our role as asset manager, we earn customary fees for managing the platform. Currently, our global credit investment platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
In the United States, we primarily focus on originating real estate construction loans that consist of variable rate senior loans secured by high-quality, institutional commercial real estate, primarily multifamily and student housing properties, located across the U.S. capitalized by experienced, well-capitalized real estate owners and operators ("the "Construction Loan Portfolio"). Our construction loan originations typically finance 50% to 65% of the cost to construct the underlying properties, with loan fundings typically occurring after sponsor capital has been invested. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance during the construction period, with principal and interest being paid at maturity. In addition to our Construction Loan Portfolio, we have originated and purchased bridge loans that consist of predominantly variable rate loans, with terms that are generally three-years with one or two 12-month extension options (the "Bridge Loan Portfolio"). Our bridge loans are secured by multifamily, office, retail, industrial and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by multifamily or office properties in the Western United States.

As of December 31, 2024, we held interests in 118 loans in our global debt platform, 81% of which have floating interest rates with an average interest rate of 8.0% per annum and an unpaid principal balance ("UPB") of $4.9 billion (of which our share was a UPB of $256.1 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of December 31, 2024, our loans had unfulfilled capital commitments totaling $4.1 billion (our share of which was $123.4 million).

We have stopped and may stop accruing for interest income if certain loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all of our remedies including, without limitation, pursuing a foreclosure action or deed in lieu of foreclosure to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. As of the year ended December 31, 2024, we successfully completed a deed in lieu of foreclosure for one multifamily asset in the Western United States that is now an asset in our Co-Investment Portfolio (our share of which is 5% or $3.5 million of equity). As of December 31, 2024, we had three loans (in our bridge loan portfolio) out of the 118 loans in our global debt platform with a $12.7 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies, which may include taking control of the underlying collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.
Commercial
Our industrial portfolio consists of approximately 12.4 million rentable square feet of distribution centers located primarily in the United Kingdom, Ireland and the Mountain West and Northern California regions of the United States. All of the assets in our industrial portfolio are in our Co-Investment Portfolio and we have a weighted average ownership interest of 18% in such assets.
Our office portfolio consists of approximately 10.5 million rentable square feet of office properties located primarily in the United Kingdom, Ireland and the Western United States. Of the 10.5 million rentable square feet in our office portfolio, approximately 4.1 million rentable square feet (2.5 million rentable square feet of which is from assets located in the United Kingdom and Ireland) is in our Consolidated Portfolio and the remaining 6.4 million rentable square feet is in our Co-Investment Portfolio (which we have a weighted ownership interest of 38%). Office assets in our Consolidated Portfolio are typically large high-quality properties with high replacement costs. Office assets in our Co-Investment Portfolio range from suburban office buildings to office buildings located in central business districts of major cities. Some of our offices consist of flex space for medical lab work or light industrial use and many of our offices focus on tenants in the tech sector.
Our retail portfolio consists of approximately 2.1 million square feet of primarily suburban shopping centers located in the United Kingdom as well as Dublin and Western United States.
Residential, Hotel and Other
In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels for which we may pursue entitlement activities or, in some cases, development or redevelopment opportunities.

As of December 31, 2024, we held 19 investments primarily comprised of 1,069 acres of land located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots. As of December 31, 2024, these investments had a Gross Asset Value of $261.3 million, and includes our investment in Kohanaiki a private club and residential community located in Kona, Hawaii. We have $99.6 million equity value in Kohanaiki which represents a 55% ownership interest. In addition to our ownership interest, we manage the Kohanaiki asset and develop residential lots and homes for sale.

We also hold ownership interests in the five-star, Rosewood flagged Kona Village Resort that consists of 150 rooms in Kona, Hawaii and which sits in our Co-Investment Portfolio. After we fully redeveloped the project over seven years, we fully opened the Kona Village Resort in July 2023. We currently expect the property to stabilize in 2026. We have $249.7 million equity value which represents an ownership interest of 50% in the Kona Village Resort.

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
Development and redevelopment
We have development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the Residential and Other section below, these initiatives may ultimately result in income-producing assets. As of December 31, 2024, we are actively developing 288 multifamily units. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $46.0 million (approximately 48% of which has already been funded), which we expect would be funded through our existing equity, third-party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report for additional detail on these investments.

Fair Value Accounting

The Company accounts for a number of unconsolidated investments under fair value accounting. The accuracy of estimating fair value cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. In recent years, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived estimated capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, adverse developments affecting financial institutions and other geopolitical issues, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in the financial markets. Any prolonged downturn in the financial markets or a recession or continued volatility in the financial markets, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2024 and future periods.
As of December 31, 2024, $1.9 billion, or 92%, of our investments in unconsolidated investments (27% of total assets) were held at estimated fair value. As of December 31, 2024, there were cumulative fair value gains of $315.4 million which comprises 17% of the $1.9 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $333.9 million and $285.9 million as of December 31, 2024 and 2023, respectively. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2024, we recognized $6.3 million and $49.7 million, respectively, of net fair value losses and write downs of carried interests on Co-Investment portfolio investments. During the year ended December 31, 2023, we recognized $229.3 million and $64.3 million, respectively, of net fair value losses and write downs of carried interests on Co-Investment portfolio investments.
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

Other factors that we take into account under both approaches may include transaction structuring efficiencies, tenancy details, planning, building and environmental factors that might affect the property.

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures periodically (typically annually) requiring appraised valuations. All appraised valuations are reviewed and approved by the Company.

The Company has an investment in a Zonda, a technology based real estate business that offers residential construction data that is accounted for at fair value which is valued at the Company's share of the business using a multiple on trailing twelve months EBITDA.
The methodology to determine the value of the Company’s investment in VHH is described above under "Multifamily-Affordable Housing."
The table below describes the range of inputs used as of December 31, 2024 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.30% — 7.20%	8.30% — 9.20%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	16.00% — 19.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.60% — 6.50%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	5.30% — 10.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 8.90%	N/A
Hotel	Income approach - discounted cash flow	6.00%	8.30%
In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 3.60%, while the market rates used to value fixed rate indebtedness range from 4.10% to 9.30%.
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
•Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases, this may lead to significant additional returns, such as carried interests (where we have partners), based on the performance of the assets.
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
Our competitive strengths include:
•Transaction experience: Our senior management team has an average of over 23 years of real estate experience and has been working and investing together on average for almost 19 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.
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
•Vertically integrated platform for operational enhancement: We have 246 employees in 14 offices throughout the United States, the United Kingdom and Ireland. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.
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
•Management's alignment with shareholders: As of December 31, 2024, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. Due to our management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Industry Overview

Key Investment Markets

Western United States

In 2024, the Federal Reserve (the "Fed") began to shift its interest rate policy and reducing interest rates for the first time in four years. Beginning in September 2024, the Fed reduced its target federal funds rate by 1%, ending the year with a range of 4.25% to 4.50%. These adjustments aimed to balance economic growth with inflation control. The U.S. economy demonstrated resilience, with real gross domestic product ("GDP") increasing at an annual rate of 2.8% in the third quarter, driven by robust consumer spending, which rose by 3.7%. The reduction in rates helped support an improvement in liquidity and a recovery in commercial real estate transaction volumes.

The U.S. multifamily sector demonstrated resiliency in 2024. The combination of high mortgage rates and a high cost of living continued to make homeownership difficult, creating sustained fundamental demand for rental housing. Despite record deliveries, occupancy has remained healthy as the United States is still facing a significant housing shortage of approximately 3.9 million units. The delivery of newly developed rental housing is expected to slow significantly in the coming years as a result of lower construction starts, which is expected to continue to sustain healthy demand for multifamily assets.

The Industrial sector experienced a recalibration after a period of rapid expansion. Following three years of exceptional rental growth and absorption, the sector faced an inflection point in 2024. Market rents declined slightly due to lower-than-expected absorption amid significant deliveries. While corrections were market wide, coastal markets felt the brunt of the impact due to significantly higher deliveries in recent years. Despite short term adjustments, the long-term outlook for industrial remains favorable driven by sustained e-commerce activity, supply chain optimization efforts and onshoring.

The lending environment in 2024 remained slow from banks and Federal Deposit Insurance Corporation ("FDIC") insured institutions. The total volume of outstanding acquisition, development, and construction loans made by FDIC-insured institutions fell for the third consecutive quarter during the third quarter of 2024 to a volume of $490.7 billion, down from $495.8 billion in the second quarter. The decline reflects tighter lending conditions. Residential construction and land development loans from such traditional banking institutions fell to $90.8 billion, an 8.4% year-over-year drop.

The Office sector faced ongoing challenges as hybrid work models continued. There continued to be a divide between high-quality, well located assets and lower quality, older assets. However, the office market is expected to shift into 2025, as the lack of new supply, greater corporate confidence, and the potential for increasing office usage is expected to drive demand for higher quality office assets (similar to the office assets within the Company’s office portfolio).

Hawaii
Hawaii’s real estate market remains consistent in 2024 driven by tourism. Hawaii saw similar levels of visitors as compared to 2023 with more than 8.7 million visitors in the first 11 months of 2024, a 0.2% decrease year over year. However, during that same period, total visitor spending was $2.9 billion a 6.1% increase over 2023. The median sale price of single family homes increased 8% year over year to $975,000, reaffirming Hawaii’s enduring appeal despite economic headwinds.

Ireland
Ireland’s economy is estimated to have had nominal GDP growth of 1.4% in 2024, and the Organization for Economic Co-operation and Development is forecasting Ireland to have progressively higher GDP growth over the next two years reach

5.4% by year-end 2026. Real estate investment volumes were 30% higher year over year comparing 2024 with 2024 with €2.4 billion of investment during 2024.

Dublin office take-up was more than 2.26 million square feet in 2024 with prime headline city center rents remained unchanged at €62.50 per square foot but are expected to increase to €65.00 per square foot over 2025. The multifamily investment market still remains quiet, however, the rental market remains strong with a significant structural undersupply of rental accommodation and continued growing employment and wage inflation.

United Kingdom

In the United Kingdom, total investment volumes of £53.6 billion during 2024 represents a 20% increase year over year in comparison to 2023. Top sectors for trades were industrial, retail and office. Office take up increased in Central London with a total of 9.6 million sq ft for 2024 but still remains 3% below the 10 year average. Total industrial take up in 2024 ended up 6% to 48.7 million square feet. Manufacturers continue to drive the improvement in demand which has settled at pre-pandemic levels, and forward commitments by retailers and data center operators also helped drive demand.

Environmental, Social and Governance (ESG)

Kennedy Wilson’s approach to ESG aligns with its business strategy to maximize the inherent value of our assets and by striving to deliver long-term value across our portfolio and to our key stakeholders. We aim to integrate ESG factors into key business processes, underpinned by a measure, manage, and monitor approach framed by four pillars most relevant to our business: Optimizing Resources, Creating Great Places, Building Communities and Operating Responsibly.

The ESG Committee of the Board of Directors (the "committee") oversees the Company’s ESG program, including opportunities and risk management strategies. The committee's main areas of focus include:

•Overseeing and reviewing the Company’s ESG strategies, initiatives, and policies, including the Company’s ESG-related reporting and disclosures.
•In conjunction with the Compensation Committee, overseeing and reviewing the Company’s culture and human capital management strategy, initiatives, and policies
•In conjunction with the Audit Committee, overseeing risk management and oversight programs and performance-related material to ESG matters affecting Kennedy Wilson.
•Compliance with all federal, state and local ESG-related mandates, including those related to climate risk and building performance.

The committee is also responsible for overseeing Kennedy Wilson’s management-level Global ESG Committee. That Global ESG Committee, manages the Company’s ESG responsibilities and commitments and is responsible for formulating and implementing procedures and priorities to deliver the Company’s ESG strategy.

The Global ESG Committee focuses on the following: monitoring compliance with existing and future material ESG-related laws and regulations applicable to the Company and its investments that would have a material impact on business operations; setting appropriate global ESG priorities with the aim to align across target markets; monitoring delivery progress; and supporting ESG communication to investors and other stakeholders.

Human Capital Management

Company Overview and Values

We operate as a teamwork-oriented, and nimble organization. We promote an entrepreneurial culture, and at our core, we are powered by a team of focused, high-performance people who thrive on excellence in the workplace and a shared desire to make an impact. We strive to maintain a corporate culture, that allows for better representation of different viewpoints, perspective and can bring fresh ideas to all levels of the Company. Within Kennedy Wilson’s total workforce comprises 246 employees.

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

Through our annual summer internship program, we continue to build a diverse pipeline of talented individuals in the real estate industry with the intention to introduce our business to those who may not have considered a career in real estate. Through our own efforts, and through partnerships with organizations, our aim continues to be training and developing the next group of leaders.
Competition
We compete with a range of global, national and local real estate firms, individual investors and other corporations, both private and public. In our real estate credit debt business we compete with banks and life insurance companies. Our investment business competes with real estate investment partnerships, real estate investments trusts, private equity firms and other investment companies and regional investors and developers. We believe that our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing provides us a competitive advantage.
Foreign Currency
Approximately 34% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and we consider our equity investment as the appropriate exposure to evaluate for balance sheet hedging purposes. We typically do not hedge foreign exchange rates for future operations or cash flows of operations, which may have a significant impact on the results of our operations. In order to manage the effect of fluctuations in foreign exchange rates, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options.
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
Employees
As of December 31, 2024, we have 246 employees in 14 offices throughout the United States, the United Kingdom and Ireland. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a strong relationship with our employees.
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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changing macroeconomic trends in the real estate markets in which we operate. Macroeconomic trends, including increases in inflation and interest rates, foreign currency fluctuations, inflation, declining demand for real estate, declining real estate values, periods of general economic slowdown and recession fears, adverse developments affecting financial institutions and government responses to the same, or the perception that any of these events may occur, continue or worsen, have negatively impacted the real estate market and our operating performance. The economic condition of each local market where we operate, and primarily in the United States, United Kingdom and Ireland may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.

Certain significant expenditures, such as debt service costs, which increased with the rapid rise of interest rates recently in response to high inflation, real estate taxes and operating and maintenance costs, are not necessarily reduced when market conditions are poor (even if reduced, timing of such reductions are delayed). Additionally, real estate investments are generally illiquid, which may affect our ability to promptly change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment under certain joint venture arrangements, and as a result, we may not control when and whether any gain will be realized, or loss avoided. These factors, among others, impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Although current general macroeconomic conditions, globally and locally in the United States and in other countries in which we conduct business, remain volatile and uncertain, we continue to evaluate the extent to which each factor may impact our business, financial condition and results of operations.
We are typically active in many real estate transactions. The current high interest rates and inflationary pressures in our markets, however, have led to a general decrease in transactional activity as compared to previous periods, leading to lower levels of gains recognized and cash generated to reinvest in our business. Previous recessions and downturns in the real estate market have resulted in and may result in:
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

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.” In addition, due to, among other things, a decrease in transactional activity and the macroeconomic conditions discussed above, we may become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations or our credit ratings. From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In December 2024, S&P downgraded us to ‘B+’ from ‘BB-’. Additionally, S&P downgraded, the KWE Notes to ‘BB-’ from ‘BB’ and the KWI Notes to ‘B’ from ‘B+’. S&P also lowered their issue-level rating on Kennedy Wilson's preferred stock to "CCC+". On June 5, 2023 Moody's downgraded the Company's rating from "B1" to "B2" with a stable outlook. These ratings and downgrades thereof (and any future potential downgrades) may impact our ability to access the debt market in the future at desired terms or at all. Any of these factors could lead to a significant deterioration of our business, and we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock or preferred stock dividends. Please also see “Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations” below.

Adverse developments in the credit markets and increased interested rates may harm our business, financial condition and results of operations.

During the last several years, the credit markets have experienced and continue to experience significant price volatility, dislocations, liquidity disruptions and uncertainty. These circumstances have, and may continue to, materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, unavailable, even for companies that are otherwise qualified to obtain financing. Volatility and uncertainty in the credit markets, including past and prospective interest rate increases and/or the actual or perception that interest rates will not be decreasing in the near future, have increased the cost of borrowing, on both a corporate and property level, and may negatively impact our ability to access future additional financing for our capital needs or refinance or extend our existing debt on favorable terms, if at all. A prolonged downturn in the financial markets or recession, either globally or locally in the United States or in other countries in which we conduct business, may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Disruptions in the credit markets may also adversely affect our business of providing investment management services to our limited partners in our commingled funds and joint venture partners, which would lead to a decrease in carried interests we generate.

Additionally, our primary market risk exposure relates to fluctuations in market interest rates on investment mortgages and debt obligations, specifically short-term borrowings. To attempt to minimize our overall cost of debt, we have established an interest rate management policy which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of the short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt as further described in detail below in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Qualitative and Quantitative Disclosure about Market Risk - Interest Rate Risk". If the market interest rates continue to remain high, our cash flow and results of operations will be adversely affected and we may need to adjust our interest rate management policy, either or both of which may adversely affect our business, financial condition, liquidity and results of operations.

Our significant operations in the United Kingdom and Ireland and to a lesser extent, Italy and Spain expose our business to risks inherent in conducting business in foreign markets, including fluctuations in foreign currency exchange rates.

As of December 31, 2024, approximately 31% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Italy and Spain, 92% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting a global business carries significant risks, including:

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

As of December 31, 2024, $1.9 billion, or approximately 92% of our unconsolidated investments and approximately 27% of our total assets were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

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

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures requiring appraised valuations periodically (typically annually). All appraised valuations are reviewed and approved by the Company. The value of the Company’s investment in VHH is determined through several approaches including a discounted cash flow analysis on a partnership-by-partnership basis that factors in the distinct economic splits between VHH and its tax credit LPs (where applicable). The Company’s fair value accounting methodology with respect to its investment in VHH is described in detail in “Part I – Item 1. Business – Investment Product Types – Multifamily – Affordable Housing” above.

Valuations of real estate involve subjective judgments. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had an impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including market-derived estimated capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reporting earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize. Please also see Part I – Item 1. Business – Investment Product Types – Fair Value Accounting” above for additional details.

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
•inflation and domestic tariff policies, among other things, may increase construction costs of a project in excess of the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions, natural disasters and pandemics, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);
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

When any of the commingled closed-end funds we manage performs poorly, our investment record suffers. In the face of poor fund performance, our management fees and carried interests and our ability to raise additional capital from our partners may be adversely affected. Current and future investors could demand lower fees or significant fee concessions for existing or future funds, which would decrease our revenue or hamper our ability to raise capital. If a fund performs poorly, our carried interests and income from such fund will decrease and we may not receive any carried interests and may experience possible losses from our own principal investment in such fund. As the fair value of underlying investments varies between reporting periods, if we were to have negative carried interests in a period that causes the amount due to us to be less than the amount previously recognized, this could result in a negative adjustment to carried interests.

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

Climate change-related risks including natural disasters, severe weather, or other catastrophic events may materially adversely affect our business.

As a result of climate change, we may experience extreme weather, an increase in frequency and severity of natural disasters, changes in precipitation, temperature, wildfire and drought exposure, and impacts of sea-level rise, all of which may result in physical damage, a decrease in demand for our properties located in these areas or affected by these conditions, damage to our properties, disruption of services at our properties or increased costs associated with water or energy use and maintaining or insuring our communities. Transition risks associated with climate change may result in interruptions in energy access, increased energy costs, or increased regulatory requirements and stakeholder expectations regarding reporting and energy efficiency. Should the impact of climate change be material in nature or occur for lengthy periods of time, even if not directly impacting our current markets, the types and pricing of insurance we are able to procure may be materially adversely affected and our financial condition or results of operations may be materially adversely affected. We could experience increased costs related to further developing our properties and investments to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. In addition, changes in federal, state and local legislation and regulation on climate change or natural disaster response could result in temporary rent control, changes in building regulations, temporary eviction moratoria, increased operating costs and/or increased capital expenditures to improve the energy efficiency of our existing communities (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on new developments without a corresponding increase in revenue.

Our real estate debt investment business operates in a highly competitive market for lending and investment opportunities through our debt platforms, including originating and investing in senior loans, mezzanine loans, B- and C-Notes and preferred equity, which may limit our ability to originate or acquire desirable loans and investments in our target assets and are subject to increased risks.

Our real estate debt investment business ("Debt Platform") operates in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make, including originating and investing in senior loans, mezzanine loans, B-and C-Notes and preferred equity. The profitability of our Debt Platform depends, in large part, on our ability to originate or acquire target assets at attractive prices for ourselves and our partners. In addition, some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us. Furthermore, competition for originations of, and investments in, our target assets may lead to decreasing yields for such assets, which may further limit our ability to generate desired returns for ourselves and our partners, which may limit desirable loans and investments in specific types of target assets.

In addition to originating and acquiring senior loans, to a lesser extent, we also originate and invest in mezzanine loans, B-and C-Notes and preferred equity. These types of investments generally involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property. For example, if a borrower defaults, there may not be sufficient funds remaining for a B-Note holder after payment to the A-Note holder. Similarly, if a borrower defaults on our junior loan or debt senior to our loan, or in the event of a borrower bankruptcy, our junior loan will be satisfied only after the senior debt and may become unsecured as a result of foreclosure by the senior lender. Further, preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. As a result, we may not recover some or all of our investment. Significant losses related to our junior loans or preferred equity interests would result in operating losses for us and our partners. In addition, in the event a borrower defaults on a loan, there is no guarantee or assurance that we will be able to successfully foreclose and take control of the underlying collateral (to the extent available) and, to the extent we do successfully foreclose on the property, there is no guarantee or assurance that we will be able to reposition the asset and/or we may lose part or all of our investment.

Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.

While our loans and investments focus primarily on "performing" real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve loans and loan portfolios in some cases that may be non-performing or sub-performing and may be in default at the time of purchase or may become "sub-performing" or "non-performing" following our origination or acquisition thereof. In general, the distressed loans and loan portfolios we may acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion in the future. There may also be instances when we are able to acquire title to an underlying property, but we may not be able to successfully reposition the property or sell it to make a profit on our investment. In addition, in the event of a decline in real estate values, we are more likely to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan significantly increases.

Additionally, our real estate debt investment business primarily originates and invests in floating interest rate instruments. While our income from such variable rate loans and investments has increased as the market interest rates increased, borrowers may be unable to continue to service their debt at the applicable rates. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interest. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion, either of which may adversely affect our business and results of operations. Additionally, potential borrowers may be unable or unwilling to accept variable rate loans, which would result in less transaction activity for our real estate debt investment business and could adversely affect our business, financial condition, liquidity and results of operations.

Our reliance on third-parties to operate certain of our properties may harm our business.

We rely on third party property managers and hotel operators to manage the daily operations of our properties. We are also parties to hotel management agreements under which unaffiliated third-party property managers manage our hotel. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties.

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

Changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks that could have a material adverse effect on us.

We have adopted certain practices and policies to align our ESG approach with our business strategy by maximizing the inherent value of our assets and delivering long-term social, environmental and economic values across our portfolio. However, investors or other stakeholders are increasingly looking to us to implement differing and sometimes conflicting ESG procedures, standards or goals in order to continue engaging with us, to remain invested in us, or before they make further investments in us. We are experiencing, and continue to expect to experience, these conflicting expectations or requirements, from regulators, politicians, customers, employees and other stakeholders. There can be no assurance that our approach will be well regarded by such investors or other stakeholders, particularly since the criteria by which companies are rated, assessed or judged for their sustainability efforts may change. Additionally, focus and activism related to sustainability or social matters may constrain our business operations or increase expenses, and we may face reputational damage if our corporate responsibility initiatives do not meet the standards or expectations set by various constituencies. As we continue to integrate environmental sustainability, social responsibility and strong governance practices throughout our organization, we could also be criticized for the scope or nature of our initiatives or goals. We could also encounter reactions from governmental actors (such as anti-environmental, social and governance legislation, investigation, or retaliatory treatment), tenants and residents, and other stakeholders that could have a material adverse effect on us.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.

We presently expect to continue operating and acquiring properties in areas that have adopted or may adopt laws and regulations imposing restrictions on the timing or amount of rent increases and a landlord's ability to evict a tenant. In the United States, although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations. The state of California has implemented a statewide rent control initiative that limits rental increases to 5% + CPI. The state of Oregon has also implemented a statewide rent control program that caps annual increases to 7% + CPI with the city of Portland, Oregon limiting increases to 9.2% and the state of Washington is currently in the process of adopting a similar program that if passed would include a 7% cap on yearly rent increases, among other things. In addition to the statewide rent control programs, various municipalities, including certain cities where we hold investments, have enacted or are considering rent control or rent stabilization legislation.

Under current Irish law, for rent controlled properties we are restricted from increasing rents to market rates for renewing tenants and replacement tenants, and any rent increases in these circumstances are generally capped to the lower of 2% and Harmonised Index of Consumer Prices ("HICP") per annum, save in certain limited circumstances.  These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants and (iii) make it more difficult for us to dispose of properties and achieve targeted returns for our investors in certain circumstances. Any failure to comply with these regulations could result in fines and/or other penalties.

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

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, including the compliance with any operational or financial covenants, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations. In addition, agreements governing certain of our financings contain cross-default and/or cross-acceleration provisions, including, without limitation, the indentures governing our KWI Notes and the documents governing the Third A&R Facility and the KWE Notes. For example, the indentures governing the KWI Notes provide that recourse debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lender because of a default and the total amount of such recourse debt unpaid or accelerated exceeds seventy-five million dollars, may constitute a default which could lead to the entire principal amount of the KWI Notes to become immediately due and payable. The documents governing the Third A&R Facility and KWE Notes contain similar provisions.

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

Our unsecured revolving credit facility and the indentures governing our KWI Notes, and the KWE Notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant. As of December 31, 2024, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same.

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

We have also provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $119.4 million at December 31, 2024. The guarantees expire through 2031, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

As of December 31, 2024, we had $99.6 million of California net operating loss carryforwards as well as approximately $87.6 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period. Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply.

As of December 31, 2024, we also had $156.5 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

Additionally, state and federal tax laws are subject to change and could result in increased future tax liability to the Company. For example, for the tax years 2024, 2025 and 2026, the state of California suspended California net operating losses and limited credits. A change in tax law or interpretations thereof could have a significant effect our tax liability, which could have an adverse effect on our business, financial condition and results of operations.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2024, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

Our stockholders may experience dilution upon the conversion of our Cumulative Perpetual Convertible Preferred Stock or warrants, and we may issue additional equity securities, which may also dilute our stockholders’ interest in us.

Our outstanding warrants are convertible into approximately 25 million shares of common stock and our Series A Cumulative Perpetual Convertible Preferred Stock are convertible into approximately 12 million shares of common stock. We also have an at-the-market equity offering program in place pursuant to which we may issue up to $200 million of shares of common stock. As of December 31, 2024, the exercise price of the warrants was $23.00 per share for the Series B and $16.21 per share for the Series C and the conversion price of the Series A stock was $25.00 per share, in each case subject to further adjustments in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Series A shares and/or warrants and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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
As described above, we also have engaged a third-party IT and cybersecurity firm that works closely with our management to implement and manage our processes and controls to assess, identify, and manage material risks from cybersecurity threats. Our management and information systems teams, oversee the work of our third-party IT and cybersecurity firm and regularly communicates with members of the team. Members of this third-party IT and cybersecurity team have collectively over 55 years of prior work experience and are responsible for the implementation of our cybersecurity strategy and responses as well as individuals having the position of cybersecurity analyst, cybersecurity engineer. In addition, our Vice President, Information Systems, has 40 years of prior work experience in information systems and technology, including with respect to cybersecurity issues and threats.

Through the policies and controls described above, including our incident response policy, members of our management team, including our Chief Financial Officer, our Executive Vice President, Global Risk Management and our Executive Vice President, General Counsel, as well as representatives of the third-party IT and cybersecurity team are informed about cybersecurity threats and incidents affecting our information systems and direct our efforts to prevent, detect, mitigate, and remediate cybersecurity threats and incidents.

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

Item 2.    Properties

The following table sets forth certain information regarding our stabilized consolidated properties at December 31, 2024:

Consolidated Properties by Region
Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,258	95%	$198.7	$198.7	97%	32
Total Multifamily	9,258	95%	$198.7	$198.7	97%	32
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	0.8	87%	$34.6	$32.9	100%	5
Europe	3.4	91	101.1	95.2	91	24
Total Commercial	4.2	90%	$135.7	$128.1	93%	29

Note: Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 9 properties totaling 1.0 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 2 European properties where the scope is still being explored.

Consolidated Properties by Region
Residential and Land	Units/Lots	Acres	KW Ownership %	# of Investments
Western U.S.	3	—	100%	2
Total Residential and Land	3	—	100%	2

The following table sets forth a summary schedule of commercial lease expirations for leases in place as of December 31, 2024, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2025	92	0.9	$24.6	18%
2026	50	0.6	20.2	15%
2027	46	0.4	10.9	8%
2028	38	0.4	15.0	11%
2029	53	0.5	26.7	20%
2030	17	0.2	4.4	3%
2031	15	0.2	9.0	7%
2032	13	0.2	4.8	4%
2033	11	0.2	6.3	5%
2034	21	0.1	11.8	8%
Thereafter	11	0.1	2.0	1%
Total	367	3.8	$135.7	100%
(1) Dollars and square footage in millions.

Our corporate headquarters are located in Beverly Hills, California. We also have ten other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK and Ireland offices are the main investment and asset management centers for our European operations. We own our corporate headquarters and our office in Dublin, Ireland and lease all of our remaining offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and foreign regional offices.

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
Holders
As of February 20, 2025, we had approximately 65 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.12 for the last three quarters of 2024 and $0.24 per share for the first quarter of 2024 and each quarter of 2023.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2019 through December 31, 2024, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate GICS Level 1 Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate GICS Level 1 Index for the five-year period ended December 31, 2024, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$250
$200
$150
$100
$50
$-
1/2/2019
4/2/2019
7/2/2019
10/2/2019
1/2/2020
4/2/2020
7/2/2020
10/2/2020
1/2/2021
4/2/2021
7/2/2021
10/2/2021
1/2/2022
4/2/2022
7/2/2022
10/2/2022
1/2/2023
4/2/2023
7/2/2023
10/2/2023
1/2/2024
4/2/2024
7/2/2024
10/2/2024
KW
S&P 500
MSCI World Real Estate Index GICS Level 1

Kennedy Wilson uses the MSCI World Real Estate GICS Level 1 Index, which includes international real estate companies as a comparable benchmark. The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.
Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2024	—	$—	26,528,959	$109,739,985
November 1 - November 30, 2024	—	—	26,528,959	109,739,985
December 1 - December 31, 2024	2,105	10.66	26,531,064	109,717,542
Total	2,105	$—	26,531,064	$109,717,542
(1) On March 20, 2018, we announced that our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, we announced that our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2024, the Company repurchased and retired a total of 1.6 million shares of its common stock at a weighted average price of $8.50. During the year ended December 31, 2023, the Company repurchased and retired a total of 0.7 million shares of its common stock at a weighted average price of $11.15.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2024 and 2023 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2024 and 2023, total payments for the employees’ tax obligations to the taxing authorities were $1.6 million (131,116 shares withheld) and $13.4 million (781,303 shares withheld), respectively.

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
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2024:

(in millions)	December 31, 2023	Increases	Decreases	December 31, 2024
AUM	$24,542.9	$6,400.7	$2,990.7	$27,952.9
AUM increased 14% to approximately $28.0 billion as of December 31, 2024. The increase is due to the inclusion of future loan commitments, asset acquisitions in our comingled funds and loan fundings in our debt platform. These increases were offset by consolidated asset sales and fair value losses in our Co-Investment portfolio.

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
Overview
We are a real estate investment company as well as investment manager with over $28.0 billion of AUM in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, we primarily focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). We also have investments in office assets and other investments which include hotel and retail properties.

2024 Highlights

During the year ended December 31, 2024, we achieved the following:

•Originated $3.5 billion of new senior construction loans through our debt investment platform
•Generated total investment management fees of $98.9 million, an increase of 59.8% from the year ended December 31, 2023
•Continued to see strength in our stabilized multifamily portfolio which saw same-store occupancy grow by 0.8% to 94.6%, same-property revenue growth of 3.5%, and same-property NOI growth of 3.6%
•Generated $1.7 billion of cash from asset sales and loan repayments (our share of which was $520 million) and redeployed capital to pay down indebtedness and to consummate new investment opportunities
•Grew Fee-Bearing Capital by 5% to a record $8.8 billion
•Repaid €175 million of KWE Notes and $45 million net pay down on the Company's credit facility

For the year ended December 31, 2024, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $76.5 million as compared to a net loss of $341.8 million for the same period in 2023. For the year ended December 31, 2024 we had Adjusted EBITDA of $539.7 million as compared to $189.8 million for the same period in 2023. These results include $213 million and $473 million of non-cash expenses for the years ended December 31, 2024 and 2023, respectively, which primarily consist of depreciation and amortization and changes in fair values. For the year ended December 31, 2024, as described above, we recognized higher investment management fees and interest income primarily driven from our debt investment platform. These increases were offset by lower levels of NOI from hotel operations as we sold the Shelbourne hotel during the first quarter of 2024.

In our Co-Investment portfolio, we had $29.9 million of realized operating results, $32.6 million realized gain on sale of an unconsolidated investment that was not accounted for at fair value and recorded non-cash unrealized fair value and carried interests declines of $56.0 million during the year ended December 31, 2024 as compared to $40.8 million of realized operating results and $293.6 million of non-cash unrealized fair value and carried interest declines during the same period in 2023. During the year ended December 31, 2024, we had non-cash unrealized fair value losses and carried interests write downs primarily relating to (i) lower fair values with respect to office properties in the Western United States, Ireland and United Kingdom due to lower market assumptions of vacancy and rental growth with respect to the same; and (ii) the reversal of previously accrued interests with respect to the assets described in (i) above that are located in the Western United States. Such fair value losses were offset by a $30.4 million fair value increase on our minority investment in Zonda which closed a merger transaction during the first quarter of 2024. This transaction led to cost synergy opportunities and increase in earnings in that business. Operating results in our Co-Investments Portfolio declined due to losses at recently completed development projects as we work towards stabilizing operations and occupancy. The properties were not in service in the year ended December 31, 2023 and any costs associated with the properties were capitalized as they were still under development during such period.

Results of Operations
The following tables summarize our results of operations by segment for the years ended December 31, 2024 and 2023 and is intended to be helpful in understanding the year over year explanations following the tables.
Our results of operations for 2023 and 2022 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.kennedywilson.com (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be part of this filing).

	Year Ended December 31, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$390.6	$—	$390.6
Hotel	9.3	—	9.3
Investment management fees	—	98.9	98.9
Loans	—	31.2	31.2
Total segment revenue	399.9	130.1	530.0

Income from unconsolidated investments
Principal co-investments	—	56.2	56.2
Carried interests	—	(49.7)	(49.7)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments	—	135.4	135.4
Income from unconsolidated investments	—	141.9	141.9

Gain on sale of real estate, net	160.1	—	160.1

Segment Expenses
Rental	150.0	—	150.0
Hotel	7.6	—	7.6
Compensation and related	39.4	49.1	88.5
Carried interests compensation	—	(16.6)	(16.6)
General and administrative	14.9	16.7	31.6
Other (income) loss	(1.0)	11.0	10.0
Other segment items (1)	7.8	(0.9)	6.9
Total segment expenses	218.7	59.3	278.0
Segment Adjusted EBITDA	$341.3	$212.7	$554.0

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			1.4
Compensation and related, corporate			(46.3)
General and administrative, corporate			(7.2)
Depreciation and amortization			(148.3)
Interest expense			(261.1)
Loss on early extinguishment of debt			(1.7)
Other income			14.2
Provision for income taxes			(10.2)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments			(135.4)
EBITDA adjustments to NCI			6.9
Net loss			(33.7)
Net loss attributable to noncontrolling interests			0.7
Preferred dividends			(43.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(76.5)

	Year Ended December 31, 2023

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$415.3	$—	$415.3
Hotel	57.1	—	57.1
Investment management fees	—	61.9	61.9
Loans	—	26.1	26.1
Total segment revenue	472.4	88.0	560.4

Loss from unconsolidated investments
Principal co-investments	—	(188.5)	(188.5)
Carried interests	—	(64.3)	(64.3)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments	—	102.4	102.4
Loss from unconsolidated investments	—	(150.4)	(150.4)

Gain on sale of real estate, net	127.6	—	127.6

Expenses
Rental	152.6	—	152.6
Hotel	37.9	—	37.9
Compensation and related	42.7	39.0	81.7
Carried interests compensation	—	(15.1)	(15.1)
General and administrative	15.5	12.7	28.2
Other (income) loss	(2.3)	7.0	4.7
Other segment items (1)	29.3	(0.3)	29.0
Total expenses	275.7	43.3	319.0
Segment Adjusted EBITDA	$324.3	$(105.7)	$218.6

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			2.2
Compensation and related, corporate			(57.7)
General and administrative, corporate			(7.5)
Depreciation and amortization			(157.8)
Interest expense			(259.2)
Loss on early extinguishment of debt			(1.6)
Other loss			(0.3)
Benefit from income taxes			55.3
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments			(102.4)
EBITDA adjustments to NCI			29.0
Net loss			(281.4)
Net income attributable to noncontrolling interests			(22.4)
Preferred dividends			(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(341.8)

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Financial Highlights
GAAP net loss to common shareholders was $76.5 million and $341.8 million for the year ended December 31, 2024 and 2023, respectively.
Adjusted EBITDA was $539.7 million for the year ended December 31, 2024, a 189% increase from $189.8 million for 2023. Adjusted segment EBITDA was $554.0 million for the year ended December 31, 2024 and $218.6 million for 2023. The increase in GAAP net income to common shareholders and Adjusted EBITDA is primarily due to (i) higher levels of investment management fees (60% increase) from our real estate debt business as compared to the prior year; and (ii) higher levels of non-cash unrealized fair value gains and lower levels of write downs on carried interests on our investments in our Co-Investment Portfolio as compared to the prior year. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value movements during the current and prior periods.
Operational Highlights
Same property highlights for the year ended December 31, 2024 include:
•For our 17,279 same property market rate multifamily units for the year ended December 31, 2024 as compared to the prior period:
◦occupancy increased 95% from 94%
◦net operating income (net effective) increased 3%
◦total revenues increased 3%
•For our 9,157 same property affordable rate multifamily units for the year ended December 31, 2024 as compared to the prior period:
◦occupancy increased 0.4% to 95%
◦net operating income (net effective) increased 6%
◦total revenues increased 6%
•For our 3.5 million square feet of same property office real estate for the year ended December 31, 2024 as compared to the prior period:
◦occupancy remained flat at 94%
◦net operating income (net effective) increased 2%
◦total revenues increased 2%
•Investment Transactions for the year ended December 31, 2024 include:
◦Consolidated Portfolio:
▪Recognized $160.1 million of gain on sale of real estate, net which generated $367 million in cash to us. The major sales included: (i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a wholly-owned multifamily asset in Western United States which resulted in a gain of $56.1 million; (iii) the sale of a building in an office campus which had a gain of $21.6 million; (iv) the deconsolidation of a previously wholly-owned multifamily property as a result of our sale of 90% of the ownership interest to a new partner which resulted in a gain of $8.1 million; and (v) the remainder of gain on sale of real estate, net was a realized loss relating to the sale of non-core retail in the United Kingdom and Spain. The gain on sale of real estate, net includes an impairment loss of $22.1 million relating to non-core office and retail buildings in the United Kingdom, Spain and Italy that were marketed for sale during such period.
◦Co-Investment Portfolio
▪Completed $797.6 million in gross real estate acquisitions in which the Company had a 13.3% ownership interest and dispositions of $613.3 million in which the Company had a 23.8% ownership interest.
▪Originated $3.5 billion in new construction loans, completed $1.1 billion in additional fundings on existing loans, and realized $1.0 billion in repayments, the Company’s share of which were $86.6 million, $43.4 million and $50.1 million respectively.

Foreign Exchange - Results of Operations
A significant portion of our investments are in foreign currencies. We typically do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 7 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Year Ended December 31, 2024
	Consolidated		Co-Investment		Total
Revenues	$0.3	—%	$(0.2)	—%	$0.1	—%
Net Income	1.4	2%	1.0	1%	2.4	3%
Adjusted EBITDA	1.7	—%	0.4	—%	2.1	—%

	Year Ended December 31, 2023
	Consolidated		Co-Investment		Total
Revenues	$5.9	1%	$0.1	—%	$6.0	1%
Net Income	(5.2)	(2)%	—	—%	(5.2)	(2)%
Adjusted EBITDA	(1.3)	(1)%	0.6	1%	(0.7)	—%

Consolidated Portfolio Segment

Rental income was $390.6 million for the year ended December 31, 2024 as compared to $415.3 million for the same period in 2023. The $24.7 million decrease is primarily due to (i) the sale of a building in a wholly-owned office campus in Western United States in the first quarter of 2024 as well as a major tenant vacating from other buildings in the same office campus in the fourth quarter of 2023; (ii) the sale of a retail property in Ireland in the third quarter of 2023 and a retail property in Spain in third quarter of 2024.

Hotel income was $9.3 million for the year ended December 31, 2024 as compared to $57.1 million for 2023. The $47.8 million decrease is due to the sale of the Shelbourne hotel in the first quarter of 2024.

Gain on sale of real estate, net was $160.1 million for the year ended December 31, 2024 as compared to $127.6 million in the prior period. The gains recognized during the year ended December 31, 2024 are primarily due to (i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a wholly-owned multifamily asset in Western United States for a gain of $56.1 million; (iii) the sale of a building in a wholly-owned office campus which resulted in a gain of $21.6 million; (iv) the deconsolidation of a previously wholly-owned multifamily property as a result of our sale of 90% of the ownership interest to a new partner which resulted in a gain of $8.1 million; and (v) the remainder of gain on sale of real estate, net relates to the sale of non-core retail in the United Kingdom and Spain which had a realized loss in addition to impairment discussed below. These sales generate total cash proceeds of $367.0 million during the year ended December 31, 2024. The gain on sale of real estate, net includes an impairment loss of $22.1 million relating to non-core office and retail buildings in the United Kingdom, Spain and Italy that were marketed for sale during such period. The gains recognized during the year ended December 31, 2023 are primarily due to (i) the Company's sale of 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a property in the Western United States to our VHH platform, pursuant to which the Company retained an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; (iii) the sale of a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million ($20.1 million of which was at the Company's share) and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States, United Kingdom, Ireland, and Spain. These sales generated total cash proceeds of $267.8 million during the year ended December 31, 2023. These gains are net of $28.6 million of impairments relating to retail assets in the United Kingdom, Ireland and the Western United States that have been identified for sale.
Rental expenses decreased to $150.0 million for the year ended December 31, 2024 as compared to $152.6 million for the year ended December 31, 2023. The decrease is due to sales of properties as discussed above which were offset by inflationary increases on items like payroll, utilities and insurance.
Hotel expenses decreased to $7.6 million for the year ended December 31, 2024 as compared to $37.9 million for the year ended December 31, 2023 due to the sale of the Shelbourne hotel in the first quarter of 2024.

Compensation and related expenses decreased to $39.4 million for the year ended December 31, 2024 as compared to $42.7 million for the year ended December 31, 2023 due to a lower allocation of corporate expenses to the Consolidated segment in the current period due to the growth of the Co-Investments segment.
General and administrative expenses decreased to $14.9 million for year the ended December 31, 2024 as compared to $15.5 million for the year ended December 31, 2023. While general and administrative expenses were slightly higher overall for the Company during the year ended December 31, 2024 as compared to the prior periods, there was a lower allocation of corporate expenses to the Consolidated segment in the current period due to the growth of the Co-Investments segment.

Other income was $1.0 million for the year ended December 31, 2024 as compared to $2.3 million for the year ended December 31, 2023. The difference period-over-period was primarily attributed to: (i) mark to market fair value losses of $14.0 million on the Company's undesignated interest rate caps and swap contracts for the year ended December 31, 2024 as compared to $18.3 million in the prior period; (ii) $18.5 million of cash proceeds received during the year ended December 31, 2024 on interest rate caps and swaps and $16.7 million in the prior period which offset the mark to market fair value losses discussed above; and (iii) $4.8 million of foreign exchange losses during the year ended December 31, 2024 as compared to a loss of $0.3 million in the prior period. In addition, during the year ended December 31, 2024 we had $4.4 million in interest income as compared to $1.3 million in the prior period, as a result of our higher cash balance in Europe from the sale of the Shelbourne hotel. In the current period we had $3.1 million in expenses due to severance and acquisition related costs primarily in Europe with minimal activity in the prior year.

Net income attributable to noncontrolling interests was $0.7 million for the year ended December 31, 2024 as compared to $22.4 million for the year ended December 31, 2023. The decrease is due to allocation of gains from the sale of real estate, net on a consolidated multifamily property and a non-core retail asset both in the Western United States during the prior period.

The following items are not in Adjusted Segment EBITDA above for Consolidated portfolio but are in net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Depreciation and amortization decreased to $148.3 million for year ended December 31, 2024 the as compared to $157.8 million for the year ended December 31, 2023 as a result of the Company being a net seller of assets over the last year.

Interest expense was $160.5 million for the year ended December 31, 2024 as compared to $162.0 million for the year ended December 31, 2023. The decrease is primarily due to decreases in consolidated mortgage balance over 2024 due to asset sales over the current and prior periods which was offset by higher interest rates on mortgages in the current period.

Co-Investment Portfolio Segment
Investment Management
We receive fees, including asset management fees, construction management fees, and/or acquisition and disposition fees, for managing assets in our Co-Investment Portfolio on behalf of our partners. During the year ended December 31, 2024, fees recorded through revenues were $98.9 million as compared to $61.9 million for the same period in 2023. The increase in recorded fees for the year ended December 31, 2024 as compared to the same period in 2023 was due to origination fees on loan originations in the construction loan portfolio and higher base management fees for the year ended December 31, 2024 as a result of having more AUM in our Co-Investment Portfolio mainly due to the growth of our global debt platform and Western United Sates multifamily separate accounts.
Co-Investment Operations - Loans
Loan income from loan investments increased to $31.2 million for the year ended December 31, 2024 as compared to $26.1 million for the same period in 2023. These amounts represent interest income on our share of loan investments within our global debt platform. The increase is primarily due to the growth of the global debt platform and rising interest rates as the majority of our loans in our global debt platform are floating rate loans.

We recognized $11.0 million of reserves against our loan portfolio in other loss during the year ended December 31, 2024 as compared to $7.0 million in the prior period. The reserves on our loan portfolio relate to our bridge loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions.
Co-Investment Operations - Real Estate

In addition to our management of investments in the Co-Investment Portfolio, we generally have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any associated carried interests for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue
Rental	$289.9	$256.3
Hotel	31.7	11.1
Sale of real estate	46.7	19.5
Total revenue	368.3	286.9

Fair value/other adjustments	(9.8)	(233.7)
Gain on sale of real estate, net	32.6	—
Carried interests	(49.7)	(64.3)

Expenses
Rental	94.8	82.8
Hotel	36.3	16.3
Cost of real estate sold	43.1	13.6
Depreciation and amortization	3.9	3.2
Total expenses	178.1	115.9
Interest expense	(131.0)	(99.0)
Other loss	(25.4)	(26.6)
Provision for income taxes	(0.4)	(0.2)
Income (loss) from unconsolidated investments	$6.5	$(252.8)
The increase in income from unconsolidated investments is primarily due to the following:

Operating performance

During the year ended December 31, 2024, the Company recognized an increase in rental and hotel revenue of $54.2 million as compared to the same period in 2023, primarily as a result of the recapitalization of certain previously consolidated multifamily properties that are now a part of our co-investment portfolio and the opening of the Kona Village Resort in July 2023. This increase in rental and hotel revenue was offset by: (i) costs associated with the ongoing stabilization of the Kona Village Resort and development properties in Europe that are in the process of leasing up, as these projects were under development in prior period and all costs were capitalized during construction (ii) higher interest expense due to changes in the contractual interest rates of our indebtedness and higher debt balances due to the increase in assets in Co-Investment portfolio; and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii as compared to the prior period.

We had a gain on sale of real estate, net of $32.6 million during the year ended December 31, 2024 due to the sale of the majority of our interest in a multifamily property in Western United States that was not accounted for under fair value and we did not have comparable activity in the prior period.

Fair Value

During the year ended December 31, 2024, the Company recorded fair value decreases with respect to: (i) lower fair values with respect to office properties in the Western United States, Ireland and United Kingdom due to lower market assumptions of vacancy and rental growth with respect to the same; and (ii) non-cash fair value losses on mortgage debt and hedges associated with interest rates as previous non-cash fair value gains unwind as loans and hedges move closer to maturity dates. These fair value decreases were offset by (i) fair value increases with respect to our minority ownership interest in Zonda, a technology based real estate residential housing advisory business, as a result of its recent completion of a merger transaction; (ii) fair value increases associated with our investment in VHH due to increases in NOI at the underlying properties and lower cost of capital associated with the business as interest rates have moved down; and (iii) fair value increase on a recently completed multifamily development in the Western United States as operations ramp up.

During the year ended December 31, 2024, we recorded a $49.7 million decrease in the accrual for carried interests in our commingled funds primarily related to the fair value decreases that the Company recorded with respect to office assets in a

United States commingled fund and on certain separate account platforms that hold multifamily assets in the Western United States.

During the year ended December 31, 2023, valuations continued to pull back primarily as a result of continued expansion of estimated capitalization rates and significant reductions in transaction volumes and liquidity due to, increased borrowing rates as the Federal Reserve continued its interest rate hikes and increased the federal funds rate by 100 basis points during 2023. As such, during the year ended December 31, 2023 the Company recorded fair value decreases with respect to: (i) certain office properties in the Western United States, Ireland and United Kingdom primarily due to expansion in estimated capitalization rates, primarily as a result of increased interest rates, which also led to us recording a decrease of the accrued carried interests with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland primarily due to expansion in estimated capitalization rates; (iii) the write off of a $5 million investment in a social impact real estate fund manager; and (iv) a decrease in the fair value of a building that we hold a 10% ownership interest in due to a national co-working office tenant no longer paying rent at such property. These fair value decreases were offset by (i) a fair value increase of $51.5 million with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating, gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019), the resyndication of properties and (ii) fair value increases recognized by the Company on fixed rate mortgages due to increases in market interest rates.

During the year ended December 31, 2023, we recorded a $64.3 million decrease in the accrual (non-cash) for carried interests primarily related to the fair value decreases noted above. VHH does not have a carried interests arrangement associated with the investment, and therefore, such increases in non-cash fair value noted above did not contribute to the caried interests results.

Please also see "Part I. Item 1. "Fair Value Investments"" for additional details.

Segment Expenses
Expenses increased to $59.3 million for the year ended December 31, 2024 as compared to $43.3 million for the same period in 2023. The increase compared to the prior period was primarily due to higher allocation of corporate expenses due to the growth of our real estate debt business.
Non-Segment Items

Compensation and related, corporate for the year ended December 31, 2024 were $46.3 million as compared to $57.7 million for the year ended December 31, 2023. The decrease in expenses is primarily due to lower share-based compensation due to lower share price on recent grants and additional expense in the prior period in connection with the retirement of the Company's former President (the "former executive") from the Company. Pursuant to the terms of the former executive's separation and consulting agreement with the Company (the "Agreement"), the former executive's outstanding restricted share units, held as of her separation date, will continue to vest in future periods in accordance with the terms of the applicable restricted stock unit grants agreements. However, the arrangement per the Agreement is considered a modification of her awards and the Company has revalued her share awards over the remaining periods, which resulted in a one-time $5.5 million of additional expense year ended December 31, 2023.
Non-Segment interest expense on our corporate unsecured debt was $100.6 million for the year ended December 31, 2024 as compared to $97.2 million for the same period in 2023. For the year ended December 31, 2024 we had lower capitalized interest in the current period as our development pipeline has neared completion.
Other income (loss) increased to income of $14.2 million for the year ended December 31, 2024 as compared to other loss of $0.3 million for the same period in 2023. The Company recorded realized foreign exchange gains of $6.5 million for the year ended December 31, 2024 as compared to realized losses of $3.3 million in the prior period primarily due to decreases in the euro exchange rate on portion of its line of credit that was drawn in euros. We recorded $5.9 million in expenses associated with future compensation and consulting fees in connection with the former executive's Agreement, as discussed above during the prior period with no comparable activity in the current period. During the year ended December 31, 2024, we recorded $5.5 million of mark to market fair value gains on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure as compared to $4.3 million in year ended December 31, 2023. We received $7.6 million and $7.4 million in cash on interest rate caps and swaps during the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024 we received $2.5 million of interest income on bank deposits due to rising interest rates as compared to $4.3 million in the prior period.

Provision for income taxes was $10.2 million for the year ended December 31, 2024 as compared to a benefit from taxes of $55.3 million for the year ended December 31, 2023. The increase in income tax expense was primarily attributable to a $313.2 million increase in worldwide pre-tax book income in 2024 as compared to 2023, primarily as a result of the prior period having significant non-cash fair value decreases during the year. Our effective tax rate for the year ended December 31, 2024 was (43.6)% as compared to an effective tax rate of 16.4% in 2023. Significant items impacting the tax provision include: tax charges associated with non-deductible executive compensation under Code Section 162(m), changes in our estimated state effective tax rate and KWE recognizing higher tax gain on sales of real estate, which is offset by a partial release of the valuation allowance against the deferred tax asset associated with our excess tax basis in the KWE investment. During the year ended December 31, 2024, our net deferred tax asset (and associated valuation allowance) related to our excess tax basis in the legacy UK real estate assets increased due to book depreciation taken on UK real estate buildings, which is not subjected to depreciation for UK tax purposes. In addition, the deferred tax asset (and associated valuation allowance) related to our investment in KWE increased due to higher taxable income compared to book income.
Preferred dividends were $43.5 million for the year ended December 31, 2024 as compared to $38.0 million for the year ended December 31, 2023. The increase was due to the issuance of $200 million of our Series C cumulative perpetual preferred stock to affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax") during June 2023.
Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 7 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(76.5)	$(341.8)
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(36.1)	31.3
Amounts reclassified out of accumulated other comprehensive loss during the period	5.1	—
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	29.5	(5.5)
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(78.0)	$(316.0)
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the years ended December 31, 2024 and 2023 as compared to the U.S. Dollar:

	Year Ended December 31,
	2024	2023
Euro	(6.2)%	3.1%
GBP	(1.7)%	5.2%

Comprehensive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2024 and 2023 was a loss of $78.0 million and $316.0 million, respectively. The Company experienced net unrealized loss on foreign currency through other comprehensive income for the period due to the EUR and GBP weakening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that the Company has on its GBP-denominated investments.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, loan draws (particularly on our construction loan business), capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, interest income, asset management fees, asset sales, borrowings under our revolving line of credit, sales of equity (common and preferred) and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by such real estate. These mortgage loans are generally non-recourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties and loan investments, dividend payments to our common and preferred shareholders, interest on our unsecured corporate debt, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our investments, and sales of real estate as well as availability on our current revolving lines of credit. Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including in order to raise capital necessary to execute potential development or redevelopment strategies or acquire real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons. We have an at-the-market ("ATM Program") pursuant to which we may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts and at times as the Company determines from time to time. As of December 31, 2024, the Company has $169.9 million available under the ATM Program. The Company did not issue any shares under the ATM program in 2024. During the year ended December 31, 2023, the Company issued 1.7 million shares at a weighted average price of $18.07 per share for net proceeds of $29.8 million under our ATM Program. The Company has no obligation to sell any of such shares under its ATM Program. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of its common stock, the Company's determination of the appropriate sources of funding for the Company, and potential uses of funding available.

As of December 31, 2024, we and our consolidated subsidiaries had approximately $217.5 million ($62.6 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets was $137.5 million and we had $451.7 million of availability under lines of credit. As of December 31, 2024, we have $94.5 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.

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

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, adverse developments affecting financial institutions and other geopolitical issues, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. In addition to such market conditions, Moody’s Investors Service, Inc. ("Moody's") and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. In December 2024, S&P downgraded us to ‘B+’ from ‘BB-’, the KWE Notes to ‘BB-’ from ‘BB’ and the KWI Notes to ‘B’ from ‘B+’. These ratings and downgrades thereof may impact our ability to access the debt market in the future at desired terms or at all. S&P also lowered their issue-level rating on Kennedy Wilson's preferred stock to "CCC+". On June 5, 2023 Moody's downgraded the Company's rating from "B1" to "B2" with a stable outlook. Please also see "Part I. Item 1A. Risk Factors".
Development and Redevelopment
Kennedy Wilson has market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets.  As of December 31, 2024, we have 288 multifamily units we are actively developing. If these projects were brought to completion, the estimated share of the Company's total cost would be approximately $46.0 million, which we expect would be funded through our existing equity, third-party equity, project sales and secured debt financing. As of December 31, 2024, we have incurred $44.0 million of costs to date and expect to spend an additional $23.0 million to develop to completion or complete the entitlement process on these projects. Of the $23.0 million of remaining costs to complete, we currently expect it to be funded through secured mortgage financing. This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. When development projects are completed, they typically move into our unstabilized category as they undergo lease up post-completion.

In addition to the market rate development and redevelopment projects described above, we have 1,870 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $23.2 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	MF Units	KW Est. Total Cost(3)	KW Costs Incurred(3)	KW Est. Costs to Complete(2)
Mountain West	Multifamily	Cloudveil	Under Construction	2025	288	46	22	23
Pacific Northwest	Multifamily	Bend	In Planning	TBD	TBD	TBD	22	TBD
	Total				288	$46	$44	$23
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Includes land costs.

Unstabilized and Value Add Capital Expenditure Programs

We currently have seven assets that comprise 1.4 million commercial square feet, 150 hotel rooms and 232 multifamily units that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $20.7 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized ($ in millions):

Property	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Hotel Rooms/MF Units	Leased %	KW Est. Costs(1)
Kona Village	Hawaii	Hotel	50%	1	—	150	N/A	$—
Coopers Cross	Ireland(2)	Office	50%	1	395,000	—	—	3.0
The Cornerstone	Ireland(2)	Multifamily	50%	1	27,000	232	50	0.8
The Heights	United Kingdom(2)	Office	51%	1	356,000	—	65	—
Stockley Park	United Kingdom(2)	Office	100%	1	54,000	—	—	—
H4 and H7 at Hamilton Landing(3)	Northern California	Office	100%	1	118,000	—	34	5.8
90 East	Pacific Northwest	Office	100%	1	410,000	—	—	11.1
	Total Lease-Up			7	1,360,000	382	24%	$20.7
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2024. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.03 and £1.00 = $1.25, related to NOI.

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

Other Items

On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2024, we had $109.7 million remaining under the plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning in 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2024, 2023 and 2022 the Company recognized $6.4 million, $8.2 million and $9.2 million, respectively, under the Deferred Cash Bonus Program.

As discussed throughout this report, the Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). The compensation committee of the Company’s board of directors recently approved, reserved and authorized increasing the pool available for the Company employees from thirty-five percent to fifty percent issue of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests compensation. Not all of the Company’s co-investment structures are included in the Carried Interests Sharing Program either because a structure does not incorporate carried interests that the Company is eligible to receive and/or a structure was an existing structure prior to the Board’s approval of the Carried Interests Sharing Program. As of December 31, 2024, (i) of the 75 investments in the Company’s co-investment portfolio, 11 of such investments are a part of the Carried Interests Sharing Program; (ii) the Company’s total accrued carried interests in its financial statements is $27.6 million, of which $7.1 million was accrued as carried interests compensation expense as part of the Carried Interests Program. During the years ended December 31, 2024, 2023 and 2022, the Company recognized a reversal of $16.6 million, $15.1 million and $4.3 million respectively of previously recognized expenses, related to this program.

The Company also maintains a global employee co-investment program (the “Co-Investment Program”). The named executive officers are not participants of the Co-Investment Program. Under the Co-Investment Program, certain employees are provided the opportunity to invest alongside the Company in its investments (in all future investments and certain recently acquired transactions). The amount of funds that the employees, as a group, can invest in the Company’s investments is capped at 1.5% of the Company’s equity. Generally (with certain exceptions), participants in the Co-Investment Program will make commitments to the program on an annual basis and invest in every investment made by the Company (investments that such employee has an active role in acquiring and managing) in the applicable year.
Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(Dollars in millions)	2024	2023
Net cash provided by operating activities	$55.1	$48.9
Net cash provided by (used in) investing activities	414.2	(11.7)
Net cash (used in) provided by financing activities	(565.5)	(164.8)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  For the years ended December 31, 2024 and 2023, cash flows provided by operations were $55.1 million and $48.9 million, respectively.
The increase in cash provided by operations was primarily due to fees and interest income earned on our real estate credit business earned during the year ended December 31, 2024.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our co-investments.
Year Ended December 31, 2024
Net cash used in investing activities totaled $414.2 million for the year ended December 31, 2024. During the year ended December 31, 2024, we received $589.5 million primarily from the sale of Shelbourne Hotel, a building at the 90 East office complex in Issaquah, Washington, and two multifamily properties in Western United States and non-core commercial assets in the United Kingdom and Spain. We received $86.6 million in investing distributions from our co-investments primarily from the sale of a multifamily property in the Western United States, excess proceeds from refinancing mortgage loans on unconsolidated investments, conversion of VHH assets and redemption of a hedge fund investment. Loan draws and our share of new loans issued as part of our global debt platform were $40.1 million. We received $49.8 million of proceeds from repayments on loans previously issued. We spent $131.6 million on capital expenditures on consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $125.0 million to unconsolidated investments that were primarily used to fund our share of new acquisitions made within our new commingled fund in the United States, capital calls on European developments, capital calls on the Kona Village hotel while we are working towards stabilization and a merger relating to our investment in Zonda.
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
Year Ended December 31, 2024

Net cash used in financing activities totaled $565.5 million for the year ended December 31, 2024. We drew $170.0 million on our revolving line of credit and repaid $215.2 million on our revolving line of credit during the year ended December 31, 2024. Kennedy Wilson received proceeds of $360.7 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $521.1 million of mortgage debt, the $181.1 million repayment of KWE Notes, and $13.9 million of loan issuance costs primarily relating to the extension of our revolving line of credit. Additionally, we paid common dividends of $100.2 million and preferred dividends of $43.5 million, and we repurchased $15.0 million of our common stock under our share repurchase plan.
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

Contractual Obligations and Commercial Commitments
At December 31, 2024, Kennedy Wilson's consolidated contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period(9)
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)	$2,613.1	$100.4	$1,230.1	$507.7	$774.9
Senior notes(3)	1,800.0	—	—	1,200.0	600.0
Credit facility	98.3	—	98.3	—	—
KWE unsecured bonds(5)	310.5	310.5		—	—
Total borrowings(4)	4,821.9	410.9	1,328.4	1,707.7	1,374.9
Operating leases	9.9	0.7	2.0	2.3	4.9
Ground leases(8)	28.7	0.1	0.4	0.4	27.8
Total contractual cash obligations(6)(7)	$4,860.5	$411.7	$1,330.8	$1,710.4	$1,407.6
(1)See Notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $136.7 million; 1-3 years - $277.5 million; 4-5 years - $91.1 million; After 5 years - $36.3 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2024.
(2) Excludes $1.4 million net unamortized debt discount on mortgage debt.
(3) Excludes $2.7 million unamortized debt premium on senior notes.
(4) Excludes $37.8 million of unamortized loan fees.
(5) Excludes $0.5 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $411.7 million; 1-3 years - $1,329.8 million; 4-5 years - $1,678.1 million; After 5 years - $1,368.9 million.
(7) Table above excludes $284.7 million unfulfilled capital commitments to our unconsolidated investments and $123.4 million on loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson had the right to (with the respect to the 2029 Notes and 20230 Notes) and may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The total amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $1.8 billion at December 31, 2024.
    KWE Notes

As of December 31, 2024, KWE has notes outstanding ("KWE Notes") of $310.0 million (based on December 31, 2024 rates), have an annual fixed coupon of 3.25% and mature in 2025. During the year ended December 31, 2024, the Company redeemed a total of $181.1 million in aggregate nominal amount of the outstanding KWE Notes. The KWE Notes are subject to the restrictive covenants discussed below.
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
The Company has $98.3 million outstanding on the A&R Facility as of December 31, 2024 with $451.7 million available to be drawn under the revolving credit facility.
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
The Third Amended and Restated Credit Agreement, dated as of September 12, 2024 (the "Credit Agreement") also contains financial covenants, which require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter; and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of December 31, 2024, the Company was in compliance with the foregoing financial covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of December 31, 2024, the Company was in compliance with these covenants.
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). As of December 31, 2024, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same. The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments. In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions. Please also see Part I. Item 1A Risk Factors.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2024, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $119.4 million at December 31, 2024. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
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
Capital Commitments
As of December 31, 2024, we have unfulfilled capital commitments totaling $284.7 million to our unconsolidated investments and $123.4 million to our loan portfolio. In addition to the unfunded capital commitments on its joint venture investments, has $1.2 million of equity commitments relating to unconsolidated development projects and $43.4 million at its share related to future ground lease payments that run through 2085 on Kona Village. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Impact of Inflation and Changing Prices

As discussed throughout this report, high inflation impacted the global economy during the year ended December 31, 2024 and continues to impact the global economy. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and multifamily properties, market interest rates on investment mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2024, 82% of our consolidated debt is fixed rate, 17% is floating rate with interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they generally have short maturities.
We hold variable rate debt on some of our consolidated and unconsolidated properties that is subject to interest rate fluctuations.  These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, SOFR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates, we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $3.3 million increase in interest expense or $8.0 million decrease in interest expense savings during 2025 on our current share of indebtedness. The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages are 3.17% and approximately 1.2 years, respectively, as of December 31, 2024.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2024. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2024. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	December 31, 2024
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$219.9	$—	$—	$—	$—	$—	$219.9	$219.9
Average interest rate	1.87%	—%	—%	—%	—%	—%	1.87%	—
Fixed rate receivables	17.8	12.2	19.5	10.0	—	6.1	65.6	62.7
Average interest rate(1)	3.64%	5.76%	4.00%	6.80%	—%	6.49%	4.89%	—
Variable rate receivables	38.2	90.1	51.3	7.2	0.7	—	187.5	185.1
Average interest rate	9.32%	8.49%	7.93%	7.92%	8.05%	—%	8.49%	—
Total	$275.9	$102.3	$70.8	$17.2	$0.7	$6.1	$473.0	$467.7
Weighted average interest rate(1)	3.02%	8.17%	6.85%	17.20%	8.05%	6.49%	4.91%
Interest rate sensitive liabilities
Variable rate borrowings	$28.2	$335.2	$237.4	$106.9	$—	$167.4	$875.1	$866.2
Average interest rate	6.16%	6.51%	6.72%	6.45%	—%	6.04%	4.46%	—
Fixed rate borrowings	370.5	226.6	102.0	324.2	1,507.9	1,415.6	3,946.8	3,608.1
Average interest rate	3.43%	4.02%	3.86%	4.63%	4.67%	4.44%	4.41%	—
Total	$398.7	$561.8	$339.4	$431.1	$1,507.9	$1,583.0	$4,821.9	$4,474.3
Weighted average interest rate	3.62%	5.51%	5.86%	5.08%	4.67%	4.61%	4.78%
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
Approximately 34% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the Consolidated and Co-Invest segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2024, we have hedged 95% of the gross asset carrying value of our euro-denominated investments and 83% of the gross asset carrying value of our GBP-denominated investments.
Our investment management businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $20.5 million or decrease by $22.4 million. If rates moved 10%, we would have an increase of $39.5 million and a decrease of $44.7 million.
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
Income from unconsolidated investments - carried interests - Carried interests relate to allocations to the general partner, special limited partner or asset manager of Kennedy Wilson's co-investments it manages based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners.
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
Carried interests compensation - Compensation associated with up to thirty-five percent (35%) of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company.
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
“KWE” refers to Kennedy Wilson Europe Real Estate Limited.
“Adjusted EBITDA” represents net (loss) income before interest expense, loss (gain) on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, preferred dividends, provision for (benefit from) income taxes, our share of taxes included in unconsolidated investments, share-based compensation expense for the Company, and EBITDA attributable to noncontrolling interests. Please also see the reconciliation to GAAP in the Company’s supplemental financial information included in this release and also available at www.kennedywilson.com. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
“Adjusted Net Income (Loss)” represents net income (loss) before depreciation and amortization, Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments, share-based compensation, and excluding net income attributable to noncontrolling interests, before depreciation and amortization.
“Carried interests” relates to allocations to the Company of Kennedy Wilson's co-investments it invests in and manages based on the cumulative performance of the fund or investment vehicle, as applicable, and are subject to preferred return thresholds of the limited partners.
“Carried interests compensation” - the compensation committee of the Company’s board of directors approved and reserved between twenty percent (20%) and thirty-five percent (35%) of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain non-NEO employees of the Company.
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
"Fee Bearing Capital" represents total third-party committed or invested capital that we manage in our joint ventures, commingled funds, and debt platform that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or carried interest, if applicable.
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
"Real Estate Assets under Management" ("AUM")  generally refers to the properties and other assets with respect to which the Company provides (or participates in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. AUM is principally intended to reflect the extent of the Company's presence in the real estate market, not the basis for determining management fees. AUM consists of the total estimated fair value of the real estate properties, total loan commitments made through out debt investment platform, inclusive of both currently outstanding loan amounts and contractual future fundings, and other real estate-related assets either owned by third parties, wholly-owned by the Company or held by joint ventures and other entities in which its sponsored funds or investment vehicles and client accounts have invested. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to recent adverse developments affecting regional banks and other financial institutions, and ongoing military conflicts around the world and uncertainty with respect to fluctuating interest rates continue to fuel recessionary fears and create volatility in Kennedy Wilson's business results and operations). Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had an impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.
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

We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Net Income. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Net Income is presented below:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(33.7)	$(281.4)	$101.9	$336.4	$107.8
Non-GAAP adjustments:
Add back (less):
Interest expense	261.1	259.2	220.8	192.4	201.9
Loss (gain) on early extinguishment of debt	1.7	1.6	(27.5)	45.7	9.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	131.0	99.1	60.2	40.2	33.0
Depreciation and amortization	148.3	157.8	172.9	166.3	179.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.0	3.2	3.5	5.3	6.9
Provision for (benefit from) income taxes	10.2	(55.3)	36.2	126.2	43.6
Kennedy Wilson's share of taxes included in unconsolidated investments	0.4	0.1	2.7	—	1.1
Share-based compensation	23.6	34.5	29.0	28.7	32.3
EBITDA attributable to noncontrolling interests(1)	(6.9)	(29.0)	(8.2)	(13.3)	(7.5)
Adjusted EBITDA(2)	$539.7	$189.8	$591.5	$927.9	$608.0
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022	2021	2020
Net (loss) income	$(33.7)	$(281.4)	$101.9	$336.4	$107.8
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	148.3	157.8	172.9	166.3	179.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.0	3.2	3.5	5.3	6.9
Share-based compensation	23.6	34.5	29.0	28.7	32.3
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(4.4)	(27.4)	(13.5)	(10.5)	(2.5)
Preferred dividends	(43.5)	(38.0)	(28.9)	(17.2)	(17.2)
Adjusted Net Income (Loss)(2)	$94.3	$(151.3)	$264.9	$509.0	$306.9
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

	Years Ended December 31,
	2024		2023		2022
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(33.7)	$6.5	$(281.4)	$(252.8)	$101.9	$178.4
Less: Provision for (benefit from) income taxes	10.2	0.4	(55.3)	0.2	36.2	2.7
Less: Loss (income) from unconsolidated investments	(6.5)	—	252.8	—	(178.4)	—
Less: (Gain) loss on sale of real estate, net(1)	(160.1)	(32.6)	(127.6)	—	(103.7)	(4.9)
Add: Interest expense	261.1	131.0	259.2	99.0	220.8	60.1
Less: Loss (gain) on early extinguishment of debt	1.7	—	1.6	—	(27.5)	—
Less: Other (income) loss	(4.2)	25.4	5.0	26.6	(36.1)	17.9
Less: Sale of real estate(1)	—	(46.7)	—	(19.5)	—	(52.0)
Less: Interest income	(31.2)	—	(26.1)	—	(11.7)	—
Less: Investment management and property services	(100.3)	—	(64.1)	—	(46.5)	—
Less: Carried interests	—	49.7	—	64.3	—	21.1
Add: Cost of real estate sold(1)	—	43.1	—	13.6	—	40.7
Add: Compensation and related	134.8	—	139.4	—	140.3	—
Add: Carried interests expense	(16.6)	—	(15.1)	—	(4.3)	—
Add: General and administrative	38.8	—	35.7	—	37.2	—
Add: Depreciation	148.3	3.9	157.8	3.2	172.9	3.8
Less: Fair value adjustments	—	9.8	—	233.7	—	(110.2)
Less: NCI adjustments	(8.1)	—	(7.6)	—	(6.9)	—
Net Operating Income	$234.2	$190.5	$274.3	$168.3	$294.2	$157.6
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

	Years Ended December 31,
	2021		2020
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$336.4	$389.0	$107.8	$81.0
Add: Provision for income taxes	126.2	—	43.6	1.0
Less: Income from unconsolidated investments	(389.0)	—	(81.0)	—
Less: (Gain) loss on sale of real estate, net(1)	(412.7)	3.1	(338.0)	11.5
Add: Interest expense	192.4	40.0	201.9	33.1
Add: Loss on extinguishment of debt	45.7	—	9.3	—
Add: Other loss	5.0	17.9	2.3	13.7
Less: Sale of real estate(1)	—	(39.5)	—	(11.5)
Less: Interest income	(8.6)	—	(3.1)	—
Less: Investment management and property services	(37.4)	—	(33.1)	—
Add: Carried interests expense	—	(117.9)	—	(2.6)
Add: Cost of real estate sold(1)	—	36.8	—	13.3
Add: Compensation and related	162.6	—	144.2	—
Add: Carried interests expense	42.0	—	0.2	—
Add: General and administrative	33.3	—	34.6	—
Add: Depreciation	166.3	5.6	179.6	6.9
Less: Fair value adjustments	—	(210.6)	—	(43.9)
Less: NCI adjustments	(6.4)	—	(6.0)	—
Net Operating Income	$255.8	$124.4	$262.3	$102.5
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

	December 31, 2024
($ in millions)	Consolidated	Co-Investment	Non Segment	Total
Cash	$117.4	$—	$100.1	$217.5
Real estate	4,290.4	—	—	4,290.4
Unconsolidated Investments	—	2,042.4	—	2,042.4
Loan purchases and originations	—	231.1	—	231.1
Accounts receivable and other assets	99.7	—	80.0	179.7
Total Assets	$4,507.5	$2,273.5	$180.1	$6,961.1

Accounts payable and accrued expenses	118.7	—	421.5	540.2
Mortgage debt	2,597.2	—	—	2,597.2
KW unsecured debt	—	—	1,877.9	1,877.9
KWE Notes	309.8	—	—	309.8
Total Liabilities	3,025.7	—	2,299.4	5,325.1

Equity	1,481.8	2,273.5	(2,119.3)	1,636.0
Total liabilities and equity	$4,507.5	$2,273.5	$180.1	$6,961.1

	December 31, 2023
($ in millions)	Consolidated	Co-Investment	Non Segment	Total
Cash	$184.2	$—	$129.5	$313.7
Real estate	4,837.3	—	—	4,837.3
Unconsolidated Investments	—	2,069.1	—	2,069.1
Loan purchases and originations	—	247.2	—	247.2
Accounts receivable and other assets	146.1	—	98.7	244.8
Total Assets	$5,167.6	$2,316.3	$228.2	$7,712.1

Accounts payable and accrued expenses	154.3	—	461.4	615.7
Mortgage debt	2,840.9	—	—	2,840.9
KW unsecured debt	—	—	1,934.3	1,934.3
KWE Notes	522.8	—	—	522.8
Total Liabilities	3,518.0	—	2,395.7	5,913.7

Equity	1,649.6	2,316.3	(2,167.5)	1,798.4
Total liabilities and equity	$5,167.6	$2,316.3	$228.2	$7,712.1

Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Year Ended December 31,
	2024	2023
Total Revenue	$531.4	$562.6
Less: Investment management fees	(98.9)	(61.9)
Less: Other	(1.4)	(2.2)
Less: Loans	(31.2)	(26.1)
Less: NCI adjustments (1)	(12.3)	(12.8)
Add: Unconsolidated investment adjustments (2)	193.1	187.5
Add: Above/below market rents (6)	(1.1)	(1.8)
Less: Reimbursement of recoverable operating expenses	(31.7)	(33.2)
Less: Properties bought and sold (3)	(29.0)	(109.0)
Less: Other properties excluded (4)	(36.2)	(36.7)
Other Reconciling Items (5)	(6.1)	(4.4)
Same Property	$476.6	$462.0

	Same Property - Revenue(6)*
	For the Year Ended December 31,
Same Property (Reported)	2024	2023
Office - Same Property	$109.5	$107.1
Multifamily Market Rate Portfolio - Same Property	300.3	292.0
Multifamily Affordable Portfolio - Same Property	66.8	62.9
Same Property	$476.6	$462.0
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
(6)Excludes above/below market rents from the same property population, as they are representative of non-cash purchase price accounting income.

	Same Property - NOI (Net Effective)(6)*
	For the Year Ended December 31,
	2024	2023
Net Income	$(33.7)	$(281.4)
Less: Investment management fees	(98.9)	(61.9)
Less: Other	(1.4)	(2.2)
Less: Loans	(31.2)	(26.1)
Less: Total Income from unconsolidated investments	(6.5)	252.8
Less: Gain on sale of real estate, net	(160.1)	(127.6)
Add: Compensation and related	134.8	139.4
Add: Carried interests compensation	(16.6)	(15.1)
Add: General and administrative	38.8	35.7
Add: Depreciation and amortization	148.3	157.8
Add: Interest Expense	261.1	259.2
Add: Gain (loss) on early extinguishment of debt	1.7	1.6
Less: Other income (loss)	(4.2)	5.0
Add: Provision for income taxes	10.2	(55.3)
Less: NCI adjustments (1)	(7.5)	(8.0)
Add: Unconsolidated investment adjustments (2)	134.4	131.0
Add: Straight-line and above/below market rents (6)	(1.1)	(1.8)
Less: Properties bought and sold (3)	(14.0)	(54.8)
Less: Other properties excluded (4)	(13.2)	(20.2)
Other Reconciling Items (5)	(1.9)	0.6
Same Property NOI (Net Effective)*	$339.0	$328.7

	Same Property - NOI (Net Effective)(6)*
	For the Year Ended December 31,
Same Property (Reported)	2024	2023
Office - Same Property	$94.6	$92.8
Multifamily Market Rate Portfolio - Same Property	200.7	194.4
Multifamily Affordable Portfolio - Same Property	43.7	41.5
Same Property NOI (Net Effective)* (Reported)	$339.0	$328.7
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

Carried Interests

Carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and fair value option unconsolidated investments based on the cumulative performance of the fund or underlying investments and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the carried interests that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interests to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized, resulting in a negative adjustment to carried interests to the general partner or asset manager. To the extent that a fund or investment has a carried interests sharing program, a portion of carried interests will be recorded to carried interests compensation.

The Company has concluded that carried interests to the Company from equity method investments, based on cumulative performance to-date, represent carried interests. Consequently, in following the guidance set forth in ASC Topic 606, Revenue from Contracts with Customers and Topic 323, Investments – Equity Method and Joint Ventures, these allocations are included as a component of the total income from unconsolidated investments in the accompanying consolidated statements of income.”
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the Funds) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2024, these investments had a fair value of $1,884.4 million.

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
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Los Angeles, California
February 28, 2025

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$217.5	$313.7
Accounts receivable, net (including $12.4 and $13.8 of related party)	38.7	57.3
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $949.1 and $957.8)	4,290.4	4,837.3
Unconsolidated investments (including $1,884.4 and $1,927.0 at fair value)	2,042.4	2,069.1
Other assets, net	141.0	187.5
Loan purchases and originations, net	231.1	247.2
Total assets(1)	$6,961.1	$7,712.1

Liabilities
Accounts payable	$10.8	$17.9
Accrued expenses and other liabilities	529.4	597.8
Mortgage debt	2,597.2	2,840.9
KW unsecured debt	1,877.9	1,934.3
KWE unsecured bonds	309.8	522.8
Total liabilities(1)	5,325.1	5,913.7

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2024 and December 31, 2023 and Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized and 300,000 shares outstanding as of December 31, 2024 and December 31, 2023 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 200,000 shares outstanding as of December 31, 2024 and December 31, 2023.
	789.7	789.9
Common Stock, $0.0001 par value, 200,000,000 authorized, 137,442,778 and 138,727,521 shares issued outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,712.8	1,718.6
Accumulated deficit	(493.7)	(349.0)
Accumulated other comprehensive loss	(407.6)	(404.4)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,601.2	1,755.1
Noncontrolling interests	34.8	43.3
Total equity	1,636.0	1,798.4
Total liabilities and equity	$6,961.1	$7,712.1

(1) The assets and liabilities as of December 31, 2024 include $169.3 million (including cash held by consolidated investments of $4.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $128.7 million) and $49.6 million (including investment debt of $50.0 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2023 include $154.9 million (including cash held by consolidated investments of $3.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $121.8 million) and $101.4 million (including investment debt of $54.9 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenue
Rental	$390.6	$415.3	$434.9
Hotel	9.3	57.1	46.9
Investment management fees (includes $49.3, $51.9, and $44.8 of related party fees, respectively)	98.9	61.9	44.8
Loans	31.2	26.1	11.7
Other	1.4	2.2	1.7
Total revenue	531.4	562.6	540.0

Income (loss) from unconsolidated investments
Principal co-investments	56.2	(188.5)	199.5
Carried interests	(49.7)	(64.3)	(21.1)
Total income (loss) from unconsolidated investments	6.5	(252.8)	178.4

Gain on sale of real estate, net	160.1	127.6	103.7

Expenses
Rental	150.0	152.6	151.2
Hotel	7.6	37.9	29.5
Compensation and related (including $23.6, $34.5 and $29.0 of share-based compensation)	134.8	139.4	140.3
Carried interests compensation	(16.6)	(15.1)	(4.3)
General and administrative	38.8	35.7	37.2
Depreciation and amortization	148.3	157.8	172.9
Total expenses	462.9	508.3	526.8

Interest expense	(261.1)	(259.2)	(220.8)
(Loss) gain on early extinguishment of debt	(1.7)	(1.6)	27.5
Other income (loss)	4.2	(5.0)	36.1
(Loss) income before (provision for) benefit from income taxes	(23.5)	(336.7)	138.1
(Provision for) benefit from income taxes	(10.2)	55.3	(36.2)
Net (loss) income	(33.7)	(281.4)	101.9
Net loss (income) attributable to noncontrolling interests	0.7	(22.4)	(8.2)
Preferred dividends	(43.5)	(38.0)	(28.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(76.5)	$(341.8)	$64.8
Basic (loss) earnings per share
(Loss) income per basic	$(0.56)	$(2.46)	$0.47
Weighted average shares outstanding for basic	137,778,812	138,930,517	136,900,875
Diluted (loss) earnings per share
(Loss) income per diluted	$(0.56)	$(2.46)	$0.47
Weighted average shares outstanding for diluted	137,778,812	138,930,517	138,567,534
Dividends declared per common share	$0.60	$0.96	$0.96

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in millions)

	Year ended December 31,
	2024	2023	2022

Net (loss) income	$(33.7)	$(281.4)	$101.9
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(36.5)	32.1	(71.7)
Amounts reclassified out of AOCI	3.5	—	(0.8)
Unrealized currency derivative contracts gain (loss)	29.5	(5.5)	23.4
Unrealized gain on interest rate swaps	—	—	5.6
Total other comprehensive (loss) income	(3.5)	26.6	(43.5)

Comprehensive (loss) income	(37.2)	(254.8)	58.4
Comprehensive loss (income) attributable to noncontrolling interests	1.0	(23.3)	(5.2)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(36.2)	$(278.1)	$53.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4
Preferred stock costs	—	(0.2)	—	—	—	—	—	—	(0.2)
Issuance of common stock, net of issuance costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Restricted stock grants (RSG)	—	—	412,148	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(131,116)	—	(1.6)	—	—	—	(1.6)
Shares retired due to common stock repurchase program	—	—	(1,565,775)	—	(27.7)	14.4	—	—	(13.3)
At-the-market equity offering program costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	—	—	23.6	—	—	—	23.6
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(30.9)	(0.3)	(31.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.3	—	29.3
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(1.6)	—	(1.6)
Common stock dividends	—	—	—	—	—	(82.6)	—	—	(82.6)
Preferred stock dividends	—	—	—	—	—	(43.5)	—	—	(43.5)
Net loss	—	—	—	—	—	(33.0)	—	(0.7)	(33.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Balance, December 31, 2024	800,000	$789.7	137,442,778	$—	$1,712.8	$(493.7)	$(407.6)	$34.8	$1,636.0

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Preferred stock issuance, net of issuance costs	200,000	197.4	—	—	—	—	—	—	197.4
Issuance of common stock, net of issuance costs	—	—	1,690,743	—	29.8	—	—	—	29.8
Restricted stock grants	—	—	961,045	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(781,303)	—	(13.4)	—	—	—	(13.4)
Shares retired due to common stock repurchase program	—	—	(666,701)	—	(11.8)	4.3	—	—	(7.5)
Shares forfeited	—	—	(267,031)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	34.5	—	—	—	34.5
Other comprehensive (loss) income:
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	31.2	0.9	32.1
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(5.5)	—	(5.5)
Common stock dividends	—	—	—	—	—	(133.6)	—	—	(133.6)
Preferred stock dividends	—	—	—	—	—	(38.0)	—	—	(38.0)
Net income	—	—	—	—	—	(303.8)	—	22.4	(281.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.3	1.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27.7)	(27.7)
Balance, December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4

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

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(33.7)	$(281.4)	$101.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate, net	(160.1)	(127.6)	(103.7)
Depreciation and amortization	148.3	157.8	172.9
Above/below market and straight-line rent amortization	(1.6)	(5.5)	(8.0)
Uncollectible lease income	3.6	5.4	8.0
Provision for (benefit from) deferred income taxes	(10.4)	(65.9)	18.3
Amortization of loan fees	9.9	9.2	9.1
Amortization of discount and accretion of premium and transactional foreign exchange	(7.5)	2.9	2.6
Unrealized net loss (gain) on derivatives	14.8	16.4	(45.9)
Loss (gain) on early extinguishment of debt	1.7	1.6	(27.5)
(Income) loss from unconsolidated investments	(6.5)	252.8	(178.4)
Provision for loan loss reserves	11.2	7.0	—
Accretion of discount on loans	(4.1)	(3.5)	—
Share-based compensation expense	23.6	34.5	29.0
Deferred compensation	(7.9)	(3.8)	7.6
Operating distributions from unconsolidated investments	60.8	69.2	78.1
Change in assets and liabilities:
Accounts receivable	11.6	(23.8)	(13.4)
Other assets	(4.5)	(1.3)	(9.7)
Accrued expenses and other liabilities	5.9	4.9	(8.0)
Net cash provided by operating activities	55.1	48.9	32.9
Cash flows from investing activities:
Issuance of loans	(40.1)	(150.2)	(50.9)
Proceeds from collection of loans	49.8	48.9	34.5
Net proceeds from sale of consolidated real estate	589.5	383.9	325.9
Purchases of consolidated real estate	(16.6)	—	(408.2)
Capital expenditures to real estate	(131.6)	(217.2)	(160.9)
Investing distributions from unconsolidated investments	86.6	92.4	157.1
Contributions to unconsolidated investments	(125.0)	(167.4)	(361.3)
Proceeds from settlement of derivative contracts	1.6	—	112.6
Premiums paid for settlement of derivative contracts	—	(2.1)	(10.4)
Net cash provided by (used in) investing activities	414.2	(11.7)	(361.6)
Cash flow from financing activities:
Borrowings under line of credit/term loan	170.0	50.0	528.4
Repayment of line of credit/term loan	(215.2)	(185.0)	(325.0)
Borrowings under mortgage debt	360.7	408.9	401.3
Repayment of mortgage debt	(521.1)	(446.4)	(389.6)
Repayment of KWE Notes	(181.1)	—	(65.8)
Payment of loan fees	(13.9)	(0.7)	(5.0)
Issuance of common stock, net of issuance costs	(0.1)	29.8	(0.7)
Repurchase of common stock	(15.0)	(20.9)	(31.2)
Preferred stock issuance, net of issuance costs	(0.2)	197.4	297.3
Common stock dividends paid	(100.2)	(136.0)	(134.6)
Preferred stock dividends paid	(43.5)	(35.5)	(25.9)
Contributions from noncontrolling interests	0.6	1.3	25.8
Distributions to noncontrolling interests	(6.5)	(27.7)	(10.8)
Net cash (used in) provided by financing activities	(565.5)	(164.8)	264.2
Effect of currency exchange rate changes on cash and cash equivalents	—	2.0	(21.0)
Net change in cash and cash equivalents	(96.2)	(125.6)	(85.5)
Cash and cash equivalents, beginning of year	313.7	439.3	524.8
Cash and cash equivalents, end of year	$217.5	$313.7	$439.3

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2024	2023	2022
Cash paid for:
Interest(1)(2)	$256.1	$252.0	$214.4
Income taxes	9.2	21.8	19.9

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	600.9	376.1	369.8
Cash received on interest rate hedges	26.0	24.0	0.9
(1) $1.1 million, $1.4 million, and $4.0 million attributable to non-controlling interests for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Net of $4.5 million, $5.0 million, and $3.3 million of capitalized interest for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, 2023, and 2022, we have $94.5 million, $69.6 million, and $21.4 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2024, the Company also sold a previously consolidated multifamily property into its Vintage Housing Holdings ("VHH") platform, with the Company retaining an interest in the property through its investment in VHH. The transaction was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $16.5 million to unconsolidated investments.

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

During the year ended December 31, 2023, the Company also sold a previously wholly-owned multifamily property into its VHH platform, with the Company retaining an interest in the property through its investment in VHH. The transaction was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet with an increase of $16.8 million to unconsolidated investments.

During the year ended December 31, 2022, the noncontrolling 51% interest that the Company retained as part of the sale of a 49% ownership interest in a multifamily asset in the Western United States (see gain on sale of real estate in Note 3 for further description of the transaction) was treated as a non-cash activity with the remaining share of real estate, mortgage loan and other balance sheet items being removed from the consolidated balance sheet resulting in an increase of $31.9 million to unconsolidated investments.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022
NOTE 1—ORGANIZATION

Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a real estate investment company that invests in high growth markets across the United States ("U.S."), the United Kingdom ("UK") and Ireland. With an objective of generating strong long-term risk-adjusted returns for its shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, in its markets, the Company focuses on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio primarily involve ownership of multifamily assets. The Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that the Company has made through its commingled funds and joint ventures that it manages; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) carried interests.

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
REVENUE RECOGNITION — Revenue consists of rental and hotel income, management fees, leasing and commission fees, loan interest income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five-step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of carried interests, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
Rental revenue from operating leases is generally recognized on a straight-line basis over the terms of the leases in accordance with ASC Topic 842, Leases.
Hotel income is earned when rooms are occupied or goods and services have been delivered or rendered.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
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
Loan income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Loan income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments - Credit Losses. for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions.
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. Under ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, the Company recognizes the entire gain attributed to contributions of real estate properties to unconsolidated entities.
Property services fees are earned from the Company's auction sales and marketing business and are recorded in Other section of revenues. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in ASC Topic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.
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

The Company is involved in all stages of real estate ownership, including development. Once a project is in development, consistent with ASC Topic, 360 Property Plant, and Equipment, costs including interest and real estate taxes and associated costs directly related to the project under development, are capitalized. During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, and constructing the project. Once a project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest and associated costs, are expensed as incurred.
UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate. Investments in unconsolidated investments are accounted for under the equity

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
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
In addition, the Company elected the fair value option for 72 investments in unconsolidated investment entities ("FV Option" investments). These co-investments are structured as limited liability companies and limited partnerships with one partner and function under a collaborative decision-making structure. The Company owns a weighted average ownership of approximately 40% of the equity investment in such co-investment investments. The Company elected to record these co-investments at fair value in order to report the change in value in the underlying investments in the results of its current operations consistent with its investments in certain commingled funds, as described above.
The Company has adopted an ownership model for carried interests representing allocations to the Company from equity method investments, based on cumulative performance to-date. Consequently, in accordance with the guidance set forth in ASC Topic 606 and ASC Topic 323, these allocations are included as a component of the total income from unconsolidated investments in the accompanying consolidated statements of operations as “carried interests”. Carried interests are allocated to the Company under the Funds and such co-investment investments based on the cumulative performance of the venture and are subject to preferred return thresholds of the partners. In the case of the Funds, these carried interests represent an allocation relating to the performance of investment management services, whereas they represent returns for the performance of the underlying investments in the co-investment investments structures subject to collaborative decision-making.
At the end of each reporting period, the Company calculates the carried interest that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interests to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to carried interests to the general partner or asset manager. As of December 31, 2024 and 2023, the Company has $27.6 million and $77.3 million, respectively, of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2024 and 2023, the Company did not collect any carried interests. During the year ended December 31, 2022, the Company collected $6.8 million of carried interests. The amount of the Company’s non-cash carried interest accruals recorded from its Funds and its FV Option investments for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Funds	$(38.8)	$(39.5)	$(18.4)
Co-investments	(10.9)	(24.8)	(2.7)
Total	$(49.7)	$(64.3)	$(21.1)
Carried interests compensation is recognized in the same period that the related carried interests are recognized and can be reversed during periods when there is a reversal of carried interests that were previously recognized. As of December 31, 2024 and 2023, the Company has $7.1 million and $22.8 million, respectively, of accrued carried interests compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2024 and 2023, the Company did not pay out any carried interests compensation. During the year ended December 31, 2022, the Company paid $1.2 million to employees for carried interests that were realized during the period.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Intangibles - Goodwill and Other, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill during the years ended December 31, 2024, 2023 and 2022.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar. As

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
of December 31, 2024, 2023, and 2022 we have $94.5 million, $69.6 million, and $21.4 million, respectively, of restricted cash, which is included in cash and cash equivalents on the accompanying consolidated balance sheets, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Company's real estate credit business on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.
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
CONCENTRATION OF CREDIT RISK — Financial instruments that subject Kennedy Wilson to credit risk consist primarily of accounts and notes receivable, cash equivalents and derivative instruments. Credit risk is generally diversified due to the large number of entities composing Kennedy Wilson’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland and to a lesser extent Spain and Italy. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
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
RECENT ACCOUNTING PRONOUNCEMENTS
On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances reportable segment disclosures by requiring a public entity to: (i) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, (ii) disclose, on an annual and interim basis, an amount of other segment items by reportable segment and a description of its composition, (iii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and (iv) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU also clarifies that, in addition to the measure that is most consistent with the measurement principles under GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and have updated its segment disclosures to comply with the updated requirements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. Early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on our consolidated financial statement disclosures.
The FASB did not issue any other ASUs during the year ended December 31, 2024 that the Company expects to be applicable and have a material impact on the Company's financial statements.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2024 and 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	December 31,
(Dollars in millions)	2024	2023
Land	$979.6	$1,328.3
Buildings	3,548.7	3,679.1
Building improvements	466.9	511.3
Acquired in-place lease values	244.3	276.4
	5,239.5	5,795.1
Less accumulated depreciation and amortization	(949.1)	(957.8)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,290.4	$4,837.3
Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 7.2 years at December 31, 2024.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2024, 2023 and 2022 was $141.4 million, $148.9 million and $162.7 million, respectively.

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
During the years ended December 31, 2024 and 2023, Kennedy Wilson did not acquire any consolidated properties. The Company initially acquired the first asset in its United Kingdom single family rental unit platform while its partner was completing due diligence. This asset was subsequently sold into this new platform during the year ended December 31, 2024 and is accounted for as an unconsolidated investment.

Gains on Sale of Real Estate, Net
During the year ended December 31, 2024, Kennedy Wilson recognized gains on sale of real estate, net of $160.1 million. These gains were primarily due to (i) the Company's sale of the Shelbourne Hotel, which resulted in a gain of $99.1 million; (ii) the sale of a wholly-owned multifamily asset in Western United States for a gain of $56.1 million; (iii) the sale of a building in an office campus, which resulted in a gain of $21.6 million; (iv) the deconsolidation of a previously wholly-owned multifamily property as a result of our sale of 90% of the ownership interest to a new partner which resulted in a gain of $8.1 million; and (v) the remainder of gain on sale of real estate, net relates to the sale of non-core retail assets in the United Kingdom and Spain which resulted in loss on sale in addition to impairments referenced below.
During the year ended December 31, 2023, Kennedy Wilson recognized gains on sale of real estate, net of $127.6 million. These gains were primarily due to (i) the Company's sale of 49% of its equity interest in two previously wholly-owned market-rate multifamily properties into an existing joint venture platform managed by the Company and which the Company retained a noncontrolling 51% interest in such properties, which resulted in a gain on sale of real estate of $79.5 million; (ii) the sale of a Western United States property to VHH, pursuant to which the Company retains an interest in the asset through its ownership interest in VHH, which resulted in a gain of $15.1 million; (iii) the sale of a consolidated multifamily property owned with a noncontrolling interest partner which resulted in a gain of $37.6 million ($20.1 million of which was at the Company's share) and (iv) the remainder of gain on sale of real estate relates to the sale of non-core retail and residential properties in the Western United States, United Kingdom, Ireland, and Spain.
During the year ended December 31, 2022, due to the sale and deconsolidation of multifamily asset in the Western United States, the Company recognized a $56.7 million gain on sale of real estate, net and generated $30.2 million of cash proceeds for the Company. The gain is due to the sale of the 49% interest to the Company's partner and the recording of the Company's retained 51% interest in unconsolidated investments at the fair value established by the transaction.
Included in the net gains for the year ended December 31, 2024, 2023 and 2022 are impairment losses of $22.1 million, $28.6 million and $13.3 million, respectively, primarily relating to European non-core retail and office assets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2024:

(Dollars in millions)	Minimum
Rental Revenues(1)
2025	$118.6
2026	103.7
2027	90.7
2028	75.8
2029	59.5
Thereafter	124.8
Total	$573.1
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2024:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$856.0	$74.1	$249.7	$63.4	$183.3	$1,426.5
Ireland	279.2	125.1	—	4.9	—	409.2
United Kingdom	7.7	154.2	—	28.4	16.4	206.7
Total	$1,142.9	$353.4	$249.7	$96.7	$199.7	$2,042.4

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2023:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$820.9	$71.6	$253.0	$96.2	$156.2	$1,397.9
Ireland	313.8	158.7	—	5.4	—	477.9
United Kingdom	—	139.8	—	31.5	22.0	193.3
Total	$1,134.7	$370.1	$253.0	$133.1	$178.2	$2,069.1

During the year ended December 31, 2024, the change in unconsolidated investments primarily relates to $125.0 million of cash contributions to unconsolidated investments, $147.4 million of distributions from unconsolidated investments, $16.5 million associated with the deconsolidations, $6.4 million of gains from unconsolidated investments (net of $6.3 million

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
of fair value losses), and a $29.9 million decrease related to other items, which primarily related to foreign exchange movements.
As of December 31, 2024 and December 31, 2023, $1,884.4 million and $1,927.0 million, respectively, of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the year ended December 31, 2024, Kennedy Wilson contributed $125.0 million to joint ventures, primarily to capital calls with respect to the new European investments in industrial and single family housing, and fund new acquisitions in the Company's new United States based commingled fund and multifamily properties in Western United States with separate account partners.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2024:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$34.7	$74.4	$9.2	$1.7	$1.3	$2.8	$0.2	$4.5	$45.4	$83.4
Ireland	9.8	—	4.3	2.1	—	—	—	—	14.1	2.1
United Kingdom	—	—	0.1	0.2	—	—	1.2	0.9	1.3	1.1
Total	$44.5	$74.4	$13.6	$4.0	$1.3	$2.8	$1.4	$5.4	$60.8	$86.6
Investing distributions resulted primarily from sale of a multifamily property in Western United States, conversions of VHH properties from development to operating, the redemption of an interest in a hedge fund investment and excess proceeds from the refinancing of mortgage loans on properties. Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Income from unconsolidated investments - operating performance	$29.9	$40.8	$80.2
Income from unconsolidated investments - realized gains from cost basis investments	32.6	—	4.7
(Loss) income from unconsolidated investments - unrealized and realized fair value (losses) gains	(6.3)	(229.3)	114.6
Principal co-investments	56.2	(188.5)	199.5

Loss from unconsolidated investments - carried interests Funds	(38.8)	(39.5)	(18.4)
Loss from unconsolidated investments - carried interests co-investments	(10.9)	(24.8)	(2.7)
Income (loss) from unconsolidated investments	$6.5	$(252.8)	$178.4

Operating performance

During the year ended December 31, 2024, the Company recognized an increase in rental and hotel revenue compared to the same period in 2023, primarily as a result of the recapitalization of certain previously consolidated multifamily properties that are now a part of our Co-Investment Portfolio and the opening of the Kona Village Resort in July 2023. This increase in rental and hotel revenue was offset by: (i) costs associated with the ongoing stabilization of the Kona Village Resort and development properties in Europe that are in the process of leasing up, as these projects were under development in prior period and all costs were capitalized during construction (ii) higher interest expense due to changes in the contractual interest rates of our indebtedness and higher debt balances due to the increase in assets in Co-Investment Portfolio; and (iii) lower income from sales of residential units at our Kohanaiki development in Hawaii as compared to the prior period.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
Realized Gains

During the year ended December 31, 2024, the Company sold the majority of its interest in an unconsolidated investment that was not accounted for under the fair value method of accounting and recognized a gain of $32.6 million.

Fair Value

During the year ended December 31, 2024, the Company recorded fair value decreases with respect to: (i) lower fair values with respect to office properties in the Western United States, Ireland and United Kingdom due to market assumptions of higher vacancy rates and lower rental growth with respect to the same; and (ii) non-cash fair value losses on mortgage debt and interest rate hedges as previous non-cash fair value gains unwind due to loans and hedges moving closer to maturity dates. These fair value decreases were offset by (i) fair value increases with respect to our minority ownership interest in Zonda, a technology based real estate residential housing advisory business, as a result of its recent completion of a merger transaction; (ii) fair value increases associated with our investment in VHH due to increases in NOI at the underlying properties and lower cost of capital associated with the business as interest rates have moved down; and (iii) fair value increase on a recently completed multifamily development in the Western United States as operations ramp up.

During the year ended December 31, 2024, we recorded a $38.8 million decrease in the accrual for carried interests in our Funds, primarily related to the fair value decreases that the Company recorded with respect to certain office assets within the Company's United States commingled fund. There was also a $10.9 million decrease in carried interests on certain separate account platforms that hold multifamily assets in the Western United States.

During the year ended December 31, 2023, valuations pulled back primarily as a result of continued expansion of estimated capitalization rates and significant reductions in transaction volumes and liquidity due to, increased borrowing rates as the Federal Reserve continued its interest rate hikes and increased the federal funds rate by 100 basis points during 2023. As such, during the year ended December 31, 2023 the Company recorded fair value decreases with respect to: (i) certain office properties in the Western United States, Ireland and United Kingdom primarily due to expansion in estimated capitalization rates, primarily as a result of increased interest rates, which also led to us recording a decrease of the accrued carried interests with respect to funds that held these investments as discussed below; (ii) certain market rate multifamily properties in the Western United States and Ireland primarily due to expansion in estimated capitalization rates; (iii) the write off of a $5 million investment in a social impact real estate fund manager; and (iv) a decrease in the fair value of a building that we hold a 10% ownership interest in due to a national co-working office tenant no longer paying rent at such property. These fair value decreases were offset by (i) a fair value increase of $51.5 million with respect to our investment in VHH (our affordable rate multifamily platform) due to gains on the conversion of the status of one of VHH’s largest properties from development to operating, gains associated with the conversion of the loan secured by such property from a floating rate construction loan to a long-term fixed rate mortgage (the rate of which was set in 2019), the resyndication of properties and (ii) fair value increases recognized by the Company on fixed rate mortgages due to increases in market interest rates.

During the year ended December 31, 2023, the Company recorded a $39.5 million decrease in the accrual for carried interests relating to commingled funds that hold office assets and a $24.8 million reduction on carried interests associated with market rate multifamily separate account platforms in the Western United States and Ireland.
Vintage Housing Holdings

As of December 31, 2024 and 2023, the carrying value of the Company's investment in VHH was $333.9 million and $285.9 million, respectively. The total equity income recognized from the Company's investment in VHH was $47.1 million, $63.0 million and $119.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Distributions in the current period primarily relate to operating distributions and distributions associated with the conversion of development properties to operating properties.
During the year ended December 31, 2024, the Company received $27.4 million of proceeds from VHH, including $10.3 million from recurring monthly distributions, $6.8 million from paid developer fees at conversion from development properties to operating properties and $10.3 million from sales and refinancings.

Capital Commitments

As of December 31, 2024, Kennedy Wilson had unfulfilled capital commitments totaling $284.7 million to ten of its unconsolidated joint ventures, including $61.1 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
Summarized Financial Data

VHH

The income from VHH was a significant component of the Company's operations for the year ended December 31, 2024 and 2022. Information for year ended December 31, 2023 is show for comparative purposes.

Summarized financial information is provided below:

	VHH
	December 31,
(Dollars in millions)	2024	2023
Cash and cash equivalents	$148.5	$44.0
Accounts receivable	28.3	3.7
Real estate	2,141.3	2,054.9
Other	38.7	0.3
Total assets	$2,356.8	$2,102.9

Liabilities
Accounts payable and accrued expenses	$120.1	$21.1
Mortgage debt	1,523.9	1,417.4
Total liabilities	1,644.0	1,438.5

Equity
Kennedy Wilson - investment in unconsolidated investment	332.6	285.9
Partners	380.2	378.5
Total equity	712.8	664.4

Total liabilities and equity	$2,356.8	$2,102.9

	VHH
(Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Rental income	$174.9	$154.6	$131.0

Unrealized fair value gains	36.4	114.4	270.7

Rental expenses	(61.2)	(52.1)	(41.0)
Interest expense	(62.8)	(52.0)	(45.6)
Other expense	(4.2)	(8.2)	—
Net income	83.1	156.7	315.1
Income attributable to partner	(36.0)	(93.7)	(195.3)
Income from unconsolidated investment	$47.1	$63.0	$119.8

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2024:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,884.4	$1,884.4
Net currency derivative contracts	—	(1.2)	—	(1.2)
Total	$—	$(1.2)	$1,884.4	$1,883.2
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,927.0	$1,927.0
Net currency derivative contracts	—	(23.7)	—	(23.7)
Total	$—	$(23.7)	$1,927.0	$1,903.3
Unconsolidated Investments
Kennedy Wilson elected to use the FV Option for 72 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,787.7 million and $1,793.9 million at December 31, 2024 and 2023, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $96.7 million and $133.1 million at December 31, 2024 and 2023, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 72 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2024	December 31, 2023
FV Option	$1,787.7	$1,793.9
Funds	96.7	133.1
Total	$1,884.4	$1,927.0
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2024	2023	2022
Beginning balance	$1,927.0	$2,093.7	$1,794.8
Unrealized and realized gains, including carried interests	142.2	111.5	274.4
Unrealized and realized losses	(178.1)	(377.4)	(114.1)
Contributions	105.3	168.8	348.1
Distributions	(97.2)	(143.9)	(188.9)
Foreign exchange	(29.8)	25.0	(55.8)
Other	15.0	49.3	35.2
Ending balance	$1,884.4	$1,927.0	$2,093.7
The Other balance for the year ended December 31, 2024 relates to the non-cash transfer of one consolidated multifamily property into VHH. The Other balance for the year ended December 31, 2023 primarily consists of non-cash contributions relating to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH. The Other balance for the year ended December 31, 2022 includes $31.9 million related to the sale of a 49% ownership interest in multifamily asset located in the Western United States. As the increase in unconsolidated investments was due to a non-cash movement the amounts are reflected in Other above. See notes to cash flow statement and Note 3 for further discussion regarding the sale.
The change in unrealized gains and losses on Level 3 investments during 2024 and 2023 for investments still held as of December 31, 2024 and 2023 were losses of $16.7 million and losses of $178.2 million, respectively. The change in unrealized and realized gains and losses are included in principal co-investments within income from unconsolidated investments on the accompanying consolidated statements of income.
Unobservable Inputs for Real Estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
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
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2024 and future periods.

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

Other factors that the Company takes into account under both approaches may include transaction structuring efficiencies, tenancy details, planning, building and environmental factors that might affect the property.

The Company also utilizes valuations from independent real estate appraisal firms on some of its investments ("appraised valuations"), with certain investment structures requiring appraised valuations periodically (typically annually). All appraised valuations are reviewed and approved by the Company.

The Company has an investment in a Zonda, a technology based real estate business that offers residential construction data that is accounted for at fair value which is valued at the Company's share of the business using a multiple on trailing twelve months EBITDA.
The table below describes the range of inputs used as of December 31, 2024 for real estate assets:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.30% — 7.20%	8.30% — 9.20%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	16.00% — 19.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.60% — 6.50%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.30% — 9.30%
	Income approach - direct capitalization	5.30% — 10.30%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 8.90%	N/A
Hotel	Income approach - discounted cash flow	6.00%	8.30%
In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 3.60%, while the market rates used to value fixed rate indebtedness range from 4.10% to 9.30%.
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
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against a portion of certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2024 and 2023, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
The fair value of the currency derivative contracts held as of December 31, 2024 and 2023 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet. See Note 15 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2024:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

(Dollars in millions)			December 31, 2024		Year Ended December 31, 2024
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Recognized Gains	Interest Expense	Cash Received (Paid)
Outstanding
EUR	USD	€155.0	$—	$4.4	$0.4		$8.7	$1.4	$—
EUR(1)	GBP	€40.0	—	0.6	(0.2)		—	—	—
EUR(1)(2)	GBP	€300.0	—	—	24.4		—	—	—
GBP	USD	£375.0	4.9	1.1	3.7		0.6	0.5	—
Total Outstanding			4.9	6.1	28.3		9.3	1.9	—
Settled
EUR	USD		—	—	—		2.7	2.1	4.0
GBP	USD		—	—	2.5		0.7	1.0	(2.4)
Total Settled			—	—	2.5		3.4	3.1	1.6
Total			$4.9	$6.1	$30.8	(3)	$12.7	$5.0	$1.6
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax expense of $1.4 million.

The gains and losses recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson. During the year ended December 31, 2024, the Company reclassified a loss of $8.8 million from other comprehensive loss to gain on sale of real estate relating to the sale of the Shelbourne hotel and $2.1 million gain on an interest rate swap due to the repayment of the underlying mortgage.

The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the year ended December 31, 2024, Kennedy Wilson had a gross foreign currency translation losses on its net assets of $37.1 million. As of December 31, 2024, the Company has hedged 95% of the net asset carrying value of its euro denominated investments and 83% of the net asset carrying value of its GBP denominated investments. See Note 15 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Derivatives
The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $10.0 million and $5.9 million for the years ended December 31, 2024 and 2023, respectively. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a gain of $0.4 million and a loss of $5.2 million recorded in principal co-investments for the years ended December 31, 2024 and 2023, respectively.
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

Debt liabilities are accounted for at face value plus net unamortized debt premiums. Debt assumed in an asset acquisition, or business combination, is recorded at fair value on the date of acquisition. The aggregate fair value as of December 31, 2024 and 2023 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.5 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their aggregate carrying value of $4.8 billion and $5.6 billion as of December 31, 2024 and 2023, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
NOTE 6 - LOANS
The global debt platform consists of two groups: the Company's construction lending portfolio, which was established with the acquisition of the Construction Loan Portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and the Company's bridge loan portfolio.
During the year ended December 31, 2023, the Company and affiliates of Fairfax Financial Holdings Limited (collectively, "Fairfax"), its equity partner, acquired a $4.1 billion construction loan portfolio from Pacific Western Bank (the "Construction Loan Portfolio"). The Company’s investment in the Construction Loan Portfolio was 5% of the purchase price and the future funding obligations. The $4.1 billion represented the gross commitment amount for the Construction Loan Portfolio, which has been reduced to $3.7 billion as of December 31, 2023, due to loan repayments. The Construction Loan Portfolio has a current outstanding balance of $2.4 billion (Kennedy Wilson share of $118.9 million), not including the 4.5% discount on gross commitment amounts from the time of purchase. As of December 31, 2024, the Company had unfulfilled capital commitments totaling $123.4 million to our loan portfolio.
The Company had loan purchases and originations of $231.1 million and $247.2 million at December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024 and December 31, 2023, the Company had loan income of $31.2 million and $26.1 million, respectively. During the year ended December 31, 2024 and 2023, the Company recorded a $11.2 million and $7.0 million of credit loss reserve through other (loss) income. See Note 2 for more detail on CECL reserves.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2024	2023
Straight line rent receivable	$40.5	$45.8
Interest rate caps and swaps	12.9	29.0
Goodwill	23.9	23.9
Hedge assets	4.9	13.3
Prepaid expenses	14.0	13.1
Deferred taxes, net	7.0	10.0
Leasing commissions, net of accumulated amortization of $13.5 and $13.4 at December 31, 2024 and 2023, respectively	7.9	9.0
Right of use asset, net	10.1	8.9
Furniture and equipment net of accumulated depreciation of $21.7 and $30.8 at December 31, 2024 and 2023, respectively	5.3	7.0
Above-market leases, net of accumulated amortization of $38.5 and $42.4 at December 31, 2024 and 2023, respectively	1.4	2.5
Other	13.1	25.0
Other Assets	$141.0	$187.5
Depreciation and amortization expense related to the above depreciable assets were $6.9 million, $8.8 million, and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

(Dollars in millions)	Minimum
Rental Payments
2025	$1.0
2026	1.3
2027	1.3
2028	1.3
2029	1.3
Thereafter	29.1
Total undiscounted rental payments	35.3
Less imputed interest	(26.7)
Right of use asset	$8.6
Rental expense was $1.1 million, $0.7 million, and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.

NOTE 8—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2024 and 2023:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2024	2023
Multifamily(1)	Western U.S.	$1,664.9	$1,711.0
Commercial(1)	United Kingdom	434.3	509.9
Commercial	Western U.S.	209.4	258.2
Commercial(1)	Ireland	303.1	337.8
Commercial	Spain	—	37.7
Mortgage debt (excluding loan fees)(1)		2,611.7	2,854.6
Unamortized loan fees		(14.5)	(13.7)
Total Mortgage Debt		$2,597.2	$2,840.9
(1) The mortgage debt payable balances include unamortized debt discount. Debt discount represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2024 and 2023 was $1.4 million and $1.0 million, respectively.
The mortgage debt had a weighted average interest rate of 4.84% and 5.10% per annum as of December 31, 2024 and 2023, respectively. As of December 31, 2024, 70% of Kennedy Wilson's property level debt was fixed rate, 27% was floating rate with interest caps and 2% was floating rate without interest caps, compared to 65% fixed rate, 35% floating rate with interest caps and 0% floating rate without interest caps, as of December 31, 2023.

Mortgage Debt Transactions and Maturities
    During the year ended December 31, 2024, six existing mortgages were refinanced and one loan was deconsolidated.
The aggregate maturities of mortgage loans including amortization and effects of any extension options as of December 31, 2024 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

(Dollars in millions)	Aggregate Maturities
2025(1)	$141.3
2026	515.0
2027	341.3
2028	332.9
2029	304.5
Thereafter	978.1
2,613.1
Unamortized debt discount	(1.4)
Unamortized loan fees	(14.5)
Total Mortgage Debt	$2,597.2
(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on the Company's Third A&R Facility.

As of December 31, 2024, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same.

NOTE 9—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2024 and 2023:

	December 31,
(Dollars in millions)	2024	2023
Credit Facility	$98.3	$150.4
Senior Notes(1)	1,802.7	1,803.1
KW Unsecured Debt	1,901.0	1,953.5
Unamortized loan fees	(23.1)	(19.2)
Total KW Unsecured Debt	$1,877.9	$1,934.3
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of December 31, 2024 and December 31, 2023 was $2.7 million and $3.1 million, respectively.

Borrowings Under Credit Facilities

On September 12, 2024, the Kennedy-Wilson, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), the Company and certain of the Company's subsidiaries entered into that certain Third Amended and Restated Credit Agreement (the "Credit Agreement", and the $550 million revolving line of credit thereunder, the "Third A&R Facility") with Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto. Loans under the Third A&R Facility bear interest at a rate equal to Daily Secured Overnight Financing Rate ("SOFR") or Term SOFR plus an applicable rate between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. The Third A&R Facility has a maturity date of September 12, 2027 and has two six-month extension options.
The Third A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million.
As of December 31, 2024, the Company was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
As of December 31, 2024, the Company had $98.3 million outstanding on the Third A&R Facility with $451.7 million available to be drawn.
The average outstanding borrowings under credit facilities was $186.8 million during the year ended December 31, 2024.

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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson had the right to (with respect to the 2029 Notes and 2030 Notes) and may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
The indentures governing the notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of December 31, 2024, the maximum balance sheet leverage ratio was 1.28 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.
As of December 31, 2024, the Company was in compliance with all financial covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
NOTE 10—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2024 and 2023:

	December 31,
(Dollars in millions)	2024	2023
KWE Euro Medium Term Note Programme(1)	$310.0	$523.3
Unamortized loan fees	(0.2)	(0.5)
Total KWE Unsecured Bonds	$309.8	$522.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2024 and 2023 was $0.5 million and $1.0 million, respectively.
KWE issued senior unsecured notes for an aggregate principal amount of (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in November 2025.  KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets and has designated the KWE Notes as a net investment hedge under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2024, Kennedy Wilson recognized a gain of $24.4 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. On December 18, 2024, KWE completed a redemption of €175 million in aggregate nominal amount of its KWE Notes at a price of 100.4% of the principal amount redeemed plus accrued interest. During the year ended December 31, 2022, KWE launched a cash tender offer for up to €150.0 million in aggregate nominal amount of the KWE Notes and accepted all of the €75.0 million (approximately $80.3 million, based on December 31, 2022 rates) in aggregate nominal amount of KWE Notes validly tendered pursuant to the tender offer for a purchase price equal to 82% of the nominal amount of the KWE Notes, which resulted in a gain on extinguishment of debt of $13.9 million. The Company intends to repay the KWE Notes through a combination of cash on hand, proceeds from asset sales and its unsecured credit facility.
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
As of December 31, 2024, KWE was in compliance with these financial covenants.
NOTE 11—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which the Company has an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $49.3 million, $61.9 million and $45.2 million for the periods ended December 31, 2024, 2023 and 2022, respectively.
The Company provides investment and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2024, 2023 and 2022 fees of $0.9 million, $0.3 million and $0.4 million, respectively, were eliminated in consolidation.

NOTE 12—INCOME TAXES
The table below represents a geographical breakdown of book (loss) income before the provision for (benefit from) income taxes:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	Year ended December 31,
(Dollars in millions)	2024	2023	2022
Domestic	$(40.3)	$(238.8)	$88.5
Foreign	16.8	(97.9)	49.6
Total	$(23.5)	$(336.7)	$138.1
The U.S. and foreign components of provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2024	2023	2022
Federal
Current	$—	$—	$—
Deferred	(11.8)	(66.0)	3.6
	(11.8)	(66.0)	3.6
State
Current	5.6	0.7	0.3
Deferred	(1.1)	0.8	11.3
	4.5	1.5	11.6
Foreign
Current	15.0	9.9	17.6
Deferred	2.5	(0.7)	3.4
	17.5	9.2	21.0

Provision for (benefit from) income taxes	$10.2	$(55.3)	$36.2

A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2024	2023	2022
Tax computed at the statutory rate	$(4.9)	$(70.7)	$29.0
Domestic permanent differences, primarily disallowed executive compensation	6.8	8.7	7.8
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	1.0	1.9	1.7
Effect of foreign operations, net of foreign tax credit	5.6	11.2	(8.8)
Noncontrolling interests	0.2	(5.1)	(1.1)
State income taxes, net of federal benefit	(1.1)	(7.8)	2.8
Other	2.6	6.5	4.8
Provision for (benefit from) income taxes	$10.2	$(55.3)	$36.2
Cumulative tax effects of temporary differences are shown below at December 31, 2024 and 2023:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	Year ended December 31,
(Dollars in millions)	2024	2023
Deferred tax assets:
Foreign currency translation	$1.2	$4.8
Net operating loss carryforward and credits	135.3	178.0
Depreciation and amortization	90.8	69.4
Investment basis difference	101.3	89.6
Stock option expense	1.7	1.7
Hedging transactions	17.0	15.5
Lease liability	0.1	0.1
Capitalized interest	0.2	—
Accrued reserves	6.4	7.9
Total deferred tax assets	354.0	367.0
Valuation allowance	(277.5)	(283.3)
Net deferred tax assets	76.5	83.7

Deferred tax liabilities:
Investment basis and reserve differences	288.7	304.1
Prepaid expenses and other	5.5	3.7
Capitalized interest	—	0.1
Total deferred tax liabilities	294.2	307.9

Deferred tax liability, net	$(217.7)	$(224.2)

During the year ended December 31, 2019, the United Kingdom enacted a Finance Act, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective on April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate held for investment purposes. Transitional provisions allowed for rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"). Accordingly, only gains arising from property value increases after April 5, 2019 are subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable. Therefore, a full valuation allowance was recorded against the UK deferred tax asset. As the economic environment in the UK real estate market is still uncertain and highly depended on numerous general economic factors, including but not limited to rising interest rates, foreign currency fluctuations, inflation, etc, the Company has maintained a full valuation allowance against its UK Basis Step-Up deferred tax asset. During fiscal year 2024, the valuation allowance on the UK Basis Step-Up increased to $167.0 million, primarily due to current year depreciation expense.

During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, and every period thereafter. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not recognition threshold. During the years ended December 31, 2023, the Company's excess tax basis over book basis in KWE decreased due to unrealized foreign currency gains that has no

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
tax basis. During the year ended December 31, 2024, the Company's excess tax basis over book basis in KWE increased, primarily due to higher tax gains on sales of real estate. As of December 31, 2024, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance were $89.1 million and $76.6 million, respectively.
As of December 31, 2024, Kennedy Wilson had California and other state net operating losses of $99.6 million and $10.1 million, respectively. California net operating losses begin to expire in 2034. As of December 31, 2024, Kennedy Wilson had $156.5 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $87.6 million, of which $6.3 million begin to expire in 2027.
The Company's valuation allowance on deferred tax assets decreased by $5.8 million in 2024 and increased by $17.4 million in 2023. The decrease in the valuation allowance during 2024 primarily relates to a partial release of the valuation allowance against the deferred tax asset associated with our excess tax basis in KWE investment relating to assets intended for sale in the foreseeable future. The increase in the 2023 valuation allowance principally relates to additional valuation allowance recorded on the Company's UK Basis Step-Up deferred tax asset as a result of depreciation.

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

Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2021 through 2023 and 2020 through 2023, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2020 through 2023. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 13—COMMITMENTS AND CONTINGENCIES
CAPITAL COMMITMENTS—As of December 31, 2024 and 2023, the Company has unfunded capital commitments of $284.7 million and $187.7 million to its joint ventures under the respective operating agreements. It also has commitments of $123.4 million and $87.7 million as of December 31, 2024 and 2023 to its global loan platform. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.
NOTE 14—STOCK COMPENSATION AND OTHER RELATED PLANS

The Company maintains a shareholder-approved equity participation plan (the “Second Amended and Restated Plan”) under which shares of common stock are reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The Second Amended and Restated Plan also allows for share recycling on net settled restricted stock awards, restricted stock unit awards, performance unit awards and performance share awards. Certain senior employees of the Company ("Senior Employees") participate in the Second Amended and Restated Plan. During the years ended December 31, 2024, 2023 and 2022, the compensation committee of the board of directors approved the total grant of 4.8 million shares of performance-based restricted stock units, 3.4 million shares of performance-based restricted stock units and 2.8 million shares of performance-based restricted stock units of Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”) (for the years ended December 31, 2023 and 2022), performance-based restricted stock units of Company common stock subject to vesting based on the Company's return on invested assets (the "ROIA awards") (for the year ended December 31, 2024) and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate GICS Level 1 Index (or replacement thereof) during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
the performance period). Up to one-third of the ROE awards and/or ROIA awards (as applicable) will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE and ROIA awards and time-based awards. Certain ROE and ROIA awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. As of December 31, 2024, there was $27.5 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2024, 2023 and 2022 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2024, 2023 and 2022 were 131,116 shares, 781,303 shares, and 834,911 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2024, 2023 and 2022, total payments for the employees’ tax obligations to the taxing authorities were $1.6 million, $13.4 million, and $18.6 million respectively. These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
During the years ended December 31, 2024, 2023 and 2022, Kennedy Wilson recognized $23.6 million, $34.5 million, and $29.0 million, respectively, of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2024, 2023 and 2022:

Shares
Nonvested at December 31, 2022	1,700,558
Granted	961,045
Vested	(781,303)
Forfeited	(267,031)
Nonvested at December 31, 2023	1,613,269
Granted	412,148
Vested	(131,116)
Forfeited	—
Nonvested at December 31, 2024	1,894,301
Non-NEO Deferred Compensation Program and Carried Interests Sharing Program

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Prior to 2022, half of the allocated amount was tied specifically to the performance and value of the Company’s common stock at the time of each vesting (“Bonus Units”). Beginning in 2022, the entire amount allocated to each employee consisted of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2024, 2023 and 2022 the Company recognized compensation expense of $6.4 million, $8.2 million and $9.2 million, respectively, under the Deferred Compensation Program.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
The Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). On January 29, 2025, compensation committee of the Company's board of directors recently approved, reserved and authorized increasing the pool available for the Company employees from thirty-five percent to fifty percent (50%) issue of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company (including the Company's executive officers). Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vests upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests expense. During the years ended December 31, 2024, 2023 and 2022 the Company recognized reversals of $16.6 million, $15.1 million and $4.3 million, respectively, of carried interests compensation to employees.

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

At-the-Market Equity Offering Program
In May 2022, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which it may issue and sell shares of the Company’s common stock having an aggregate gross sales price of up to $200.0 million in amounts as the Company may determine from time to time. During the year ended December 31, 2023, the Company issued 1,690,743 shares for $29.8 million, net of issuance costs, under its ATM Program. During 2024 and 2022 there were no shares issued through the ATM Program.

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
During the year ended December 31, 2024, Kennedy Wilson repurchased and retired 1,565,775 shares for $13.3 million. During the year ended December 31, 2023, Kennedy Wilson repurchased and retired 666,701 shares for $7.5 million under the previous stock repurchase program.
Generally, upon vesting, the restricted stock units granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. See Note 14 for more detail.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2024		Year Ended December 31, 2023
	Declared	Paid	Declared	Paid
Preferred Stock	$43.5	$43.5	$38.0	$35.5
Common Stock(1)	82.6	100.2	133.6	136.0
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

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/29/2023	1/4/2024	$0.2400	$0.2400	$—
3/27/2024	4/4/2024	0.2400	0.2400	—
6/28/2024	7/5/2024	0.1200	0.1200	—
9/30/2024	10/3/2024	0.1200	0.1200	—
	Totals	$0.7200	$0.7200	$—
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2023	$(125.7)	$76.5	$3.2	$(46.0)
Unrealized (losses) gains, arising during the period	(37.1)	30.9	—	(6.2)
Taxes on unrealized losses (gains), arising during the period	0.6	(1.4)	—	(0.8)
Amounts reclassified out of AOCI during the period, gross	9.5	(0.8)	(2.1)	6.6
Amounts reclassified out of AOCI during the period, taxes	(4.2)	0.6	0.5	(3.1)
Noncontrolling interest	0.3	—	—	0.3
Balance at December 31, 2024	$(156.6)	$105.8	$1.6	$(49.2)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized gains on foreign currency translation is a result of the strengthening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2024.
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
December 31, 2024 2023 and 2022

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
The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2024	2023	2022
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(76.5)	$(341.8)	$64.8

Weighted-average shares outstanding for basic	137,778,812	138,930,517	136,900,875
(Loss) income per share - basic	$(0.56)	$(2.46)	$0.47
Weighted average shares outstanding for diluted	137,778,812	138,930,517	138,567,534
(Loss) income per share - diluted	$(0.56)	$(2.46)	$0.47
There was a total of 40,726,571, 42,977,012 and 26,958,511 during the years ended December 31, 2024, 2023 and 2022, respectively, potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

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
•Co-Investment Portfolio consists of the co-investments that the Company has made in real estate and real estate-related assets, including loans secured by real estate, through the commingled funds and joint ventures that it manages. The Company typically owns a 5% to 50% ownership interest in the assets in its Co-Investment Portfolio. It also includes the fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees) that the Company earns on its fee bearing capital as well as the potential for carried interests.

In addition to the Company's two primary business segments the Company's has among other things, corporate overhead and unsecured corporate debt and preferred stock that is not allocated to either of its segments.

The chief operating decision makers who have been identified for the purposes of the reportable segments listed above are the Chief Executive Officer, President and Chief Financial Officer collectively the ("CODM"). They are regularly provided operating results of the Company's reportable segments. These operating results include key operating metrics which inform the CODM's decisions regarding allocation of resources and assessment of the Company's overall operational performance. The key operating metric that the CODM utilize to evaluate the segments is earnings before interest, taxes, depreciation and amortization, which is further adjusted to add back non-cash share based compensation ("Adjusted EBITDA"). The Company has included a reconciliation of Adjusted EBITDA to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders in the tables below.
No single third-party client accounted for 10% or more of the Company's revenue during any period presented in these financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
Consolidated Portfolio

Consolidated Portfolio is a permanent capital vehicle focused on maximizing property cash flow. These assets are primarily wholly-owned and tend to have longer hold periods and the Company targets investments with accretive asset management opportunities. The Company typically focuses on multifamily and office assets in the Western United States and office assets in the United Kingdom and Ireland within this segment.

Co-Investment Portfolio

Co-Investment Portfolio consists of the co-investments in real estate and real estate-related assets, including loans secured by real estate, that the Company has made through the commingled funds and joint ventures that it manages. The Company utilizes different platforms in the Co-Investment Portfolio segment depending on the asset and risk return profiles.

In addition, the Company manages real estate assets and loans for the Company's equity partner. In the Company's capacity as manager it earns fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees) and carried interests.

The following tables summarize the income and expense activity by segment for the years ended December 31, 2024, 2023 and 2022 and total assets as of December 31, 2024 and 2023.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	Year Ended December 31, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$390.6	$—	$390.6
Hotel	9.3	—	9.3
Investment management fees	—	98.9	98.9
Loans	—	31.2	31.2
Total segment revenue	399.9	130.1	530.0

Income from unconsolidated investments
Principal co-investments	—	56.2	56.2
Carried interests	—	(49.7)	(49.7)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments	—	135.4	135.4
Income from unconsolidated investments	—	141.9	141.9

Gain on sale of real estate, net	160.1	—	160.1

Segment Expenses
Rental	150.0	—	150.0
Hotel	7.6	—	7.6
Compensation and related	39.4	49.1	88.5
Carried interests compensation	—	(16.6)	(16.6)
General and administrative	14.9	16.7	31.6
Other (income) loss	(1.0)	11.0	10.0
Other segment items (1)	7.8	(0.9)	6.9
Total segment expenses	218.7	59.3	278.0
Segment Adjusted EBITDA	$341.3	$212.7	$554.0

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			1.4
Compensation and related, corporate			(46.3)
General and administrative, corporate			(7.2)
Depreciation and amortization			(148.3)
Interest expense			(261.1)
Loss on early extinguishment of debt			(1.7)
Other income			14.2
Provision for income taxes			(10.2)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments			(135.4)
EBITDA adjustments to NCI			6.9
Net loss			(33.7)
Net loss attributable to noncontrolling interests			0.7
Preferred dividends			(43.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(76.5)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	Year Ended December 31, 2023

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$415.3	$—	$415.3
Hotel	57.1	—	57.1
Investment management fees	—	61.9	61.9
Loans	—	26.1	26.1
Total segment revenue	472.4	88.0	560.4

Loss from unconsolidated investments
Principal co-investments	—	(188.5)	(188.5)
Carried interests	—	(64.3)	(64.3)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments	—	102.4	102.4
Loss from unconsolidated investments	—	(150.4)	(150.4)

Gain on sale of real estate, net	127.6	—	127.6

Expenses
Rental	152.6	—	152.6
Hotel	37.9	—	37.9
Compensation and related	42.7	39.0	81.7
Carried interests compensation	—	(15.1)	(15.1)
General and administrative	15.5	12.7	28.2
Other (income) loss	(2.3)	7.0	4.7
Other segment items (1)	29.3	(0.3)	29.0
Total expenses	275.7	43.3	319.0
Segment Adjusted EBITDA	$324.3	$(105.7)	$218.6

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			2.2
Compensation and related, corporate			(57.7)
General and administrative, corporate			(7.5)
Depreciation and amortization			(157.8)
Interest expense			(259.2)
Loss on early extinguishment of debt			(1.6)
Other loss			(0.3)
Benefit from income taxes			55.3
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments			(102.4)
EBITDA adjustments to NCI			29.0
Net loss			(281.4)
Net income attributable to noncontrolling interests			(22.4)
Preferred dividends			(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(341.8)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	Year Ended December 31, 2022

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$434.9	$—	$434.9
Hotel	46.9	—	46.9
Investment management fees	—	44.8	44.8
Loans	—	11.7	11.7
Total segment revenue	481.8	56.5	538.3

Income from unconsolidated investments
Principal co-investments	—	199.5	199.5
Carried interests	—	(21.1)	(21.1)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments(1)	—	66.4	66.4
Income from unconsolidated investments	—	244.8	244.8

Gain on sale of real estate, net	103.7	—	103.7

Segment Expenses
Rental	151.2	—	151.2
Hotel	29.5	—	29.5
Compensation and related	41.5	44.6	86.1
Carried interests compensation	—	(4.3)	(4.3)
General and administrative	14.7	14.8	29.5
Other (income) loss	(20.8)	—	(20.8)
Other segment items (1)	8.6	(0.4)	8.2
Total segment expenses	224.7	54.7	279.4
Segment Adjusted EBITDA	$360.8	$246.6	$607.4

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			1.7
Compensation and related, corporate			(54.2)
General and administrative, corporate			(7.7)
Depreciation and amortization			(172.9)
Interest expense			(220.8)
Gain on early extinguishment of debt			27.5
Other income			15.3
Provision for income taxes			(36.2)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments			(66.4)
EBITDA adjustments to NCI			8.2
Net income			101.9
Net income attributable to noncontrolling interests			(8.2)
Preferred dividends			(28.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$64.8
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI
The table below reconciles segment revenue to total revenue for the years ended December 31, 2024, 2023 and 2022:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Segment revenue	$530.0	$560.4	$538.3
Other revenue	1.4	2.2	1.7
Total consolidated revenue	$531.4	$562.6	$540.0

	December 31,
(Dollars in millions)	2024	2023
Assets
Consolidated	$4,591.6	$5,196.3
Co-investment	2,273.5	2,316.3
Corporate	96.0	199.5
Total assets	$6,961.1	$7,712.1

	December 31,
(Dollars in millions)	2024	2023	2022
Expenditures for long lived assets
Investments	$(148.2)	$(217.2)	$(569.1)
Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
United States	$368.0	$334.1	$317.5
Europe	163.4	228.5	222.5
Total revenue	$531.4	$562.6	$540.0

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2024 and 2023, respectively; consolidating statements of income for the years ended December 31, 2024, 2023 and 2022, respectively; of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2024 or 2023 and for the years ended December 31, 2024, 2023 or 2022.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2024 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$36.7	$103.4	$77.4	$—	$217.5
Accounts receivable, net	—	—	22.2	16.5	—	38.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,394.7	2,895.7	—	4,290.4
Unconsolidated investments	—	14.2	679.6	1,348.6	—	2,042.4
Investments in and advances to consolidated subsidiaries	1,628.8	3,726.8	2,339.9	—	(7,695.5)	—
Other assets, net	—	44.8	50.9	45.3	—	141.0
Loan purchases and originations, net	—	0.4	201.7	29.0	—	231.1
Total assets	$1,628.8	$3,822.9	$4,792.4	$4,412.5	$(7,695.5)	$6,961.1

Liabilities
Accounts payable	—	1.0	2.5	7.3	—	10.8
Accrued expenses and other liabilities	27.6	315.2	96.6	90.0	—	529.4
Mortgage debt	—	—	966.5	1,630.7	—	2,597.2
KW unsecured debt	—	1,877.9	—	—	—	1,877.9
KWE unsecured bonds	—	—	—	309.8	—	309.8
Total liabilities	27.6	2,194.1	1,065.6	2,037.8	—	5,325.1

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,601.2	1,628.8	3,726.8	2,339.9	(7,695.5)	1,601.2
Noncontrolling interests	—	—	—	34.8	—	34.8
Total equity	1,601.2	1,628.8	3,726.8	2,374.7	(7,695.5)	1,636.0
Total liabilities and equity	$1,628.8	$3,822.9	$4,792.4	$4,412.5	$(7,695.5)	$6,961.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2023 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$73.3	$99.4	$141.0	$—	$313.7
Accounts receivable, net	—	0.9	22.0	34.4	—	57.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,522.3	3,315.0	—	4,837.3
Unconsolidated investments	—	14.6	652.0	1,402.5	—	2,069.1
Investments in and advances to consolidated subsidiaries	1,800.4	3,938.2	2,511.6	—	(8,250.2)	—
Other assets, net	—	59.4	51.6	76.5	—	187.5
Loan purchases and originations, net	—	0.7	214.8	31.7	—	247.2
Total assets	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Liabilities
Accounts payable	$—	$0.5	$6.0	$11.4	$—	$17.9
Accrued expenses and other liabilities	45.3	351.9	91.5	109.1	—	597.8
Mortgage debt	—	—	1,038.0	1,802.9	—	2,840.9
KW unsecured debt	—	1,934.3	—	—	—	1,934.3
KWE unsecured bonds	—	—	—	522.8	—	522.8
Total liabilities	45.3	2,286.7	1,135.5	2,446.2	—	5,913.7

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,755.1	1,800.4	3,938.2	2,511.6	(8,250.2)	1,755.1
Noncontrolling interests	—	—	—	43.3	—	43.3
Total equity	1,755.1	1,800.4	3,938.2	2,554.9	(8,250.2)	1,798.4
Total liabilities and equity	$1,800.4	$4,087.1	$5,073.7	$5,001.1	$(8,250.2)	$7,712.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$0.1	$270.6	$260.7	$—	$531.4

Total income (loss) from unconsolidated investments	—	0.7	8.3	(2.5)	—	6.5

Gain on sale of real estate, net	—	0.8	86.0	73.3	—	160.1

Total expenses	23.6	84.7	163.8	190.8	—	462.9

(Loss) income from consolidated subsidiaries	(10.6)	152.1	13.1	—	(154.6)	—
Interest expense	—	(100.6)	(45.6)	(114.9)	—	(261.1)
Loss on early extinguishment of debt	—	—	(0.4)	(1.3)	—	(1.7)
Other income (loss)	0.5	13.7	(13.1)	3.1	—	4.2
(Loss) income before provision for income taxes	(33.7)	(17.9)	155.1	27.6	(154.6)	(23.5)
(Provision for) benefit from income taxes	—	7.3	(3.0)	(14.5)	—	(10.2)
Net (loss) income	(33.7)	(10.6)	152.1	13.1	(154.6)	(33.7)
Net loss attributable to the noncontrolling interests	—	—	—	0.7	—	0.7
Preferred dividends	(43.5)	—	—	—	—	(43.5)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.2)	$(10.6)	$152.1	$13.8	$(154.6)	$(76.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenues	$—	$0.2	$239.6	$322.8	$—	$562.6

Loss from unconsolidated investments	—	—	(110.5)	(142.3)	—	(252.8)

Gain on sale of real estate, net	—	—	98.8	28.8	—	127.6

Total expenses	35.1	82.1	158.5	232.6	—	508.3

Loss from consolidated subsidiaries	(246.7)	(131.5)	(147.5)	—	525.7	—
Interest expense	—	(97.2)	(45.0)	(117.0)		(259.2)
(Loss) gain on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income (loss)	0.4	(0.9)	(6.4)	1.9		(5.0)
Loss before provision for income taxes	(281.4)	(311.5)	(131.5)	(138.0)	525.7	(336.7)
Benefit from (provision for) income taxes	—	64.8	—	(9.5)	—	55.3
Net loss	(281.4)	(246.7)	(131.5)	(147.5)	525.7	(281.4)
Net income attributable to the noncontrolling interests	—	—	—	(22.4)	—	(22.4)
Preferred dividends	(38.0)	—	—	—	—	(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(319.4)	$(246.7)	$(131.5)	$(169.9)	$525.7	$(341.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total

Total revenue	$—	$0.2	$225.1	$314.7	$—	$540.0

Income from unconsolidated investments	—	1.1	12.0	165.3		178.4

Gain on sale of real estate, net	—	—	68.1	35.6	—	103.7

Total expenses	29.0	92.7	172.5	232.6	—	526.8

Income from consolidated subsidiaries	130.8	314.4	230.7	—	(675.9)	—
Interest expense	—	(92.6)	(41.8)	(86.4)	—	(220.8)
Loss (gain) on early extinguishment of debt	—	—	(1.6)	29.1	—	27.5
Other income (loss)	0.1	15.6	(1.3)	21.7	—	36.1
Income before provision for income taxes	101.9	146.0	318.7	247.4	(675.9)	138.1
Provision for income taxes	—	(15.2)	(4.3)	(16.7)	—	(36.2)
Net income	101.9	130.8	314.4	230.7	(675.9)	101.9
Net income attributable to the noncontrolling interests	—	—	—	(8.2)	—	(8.2)
Preferred dividends	(28.9)	—	—	—	—	(28.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$73.0	$130.8	$314.4	$222.5	$(675.9)	$64.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2024 2023 and 2022
NOTE 19—SUBSEQUENT EVENTS
Subsequent to December 31, 2024, the Company has drawn an additional $95.0 million on its revolving line of credit. The Company has $356.0 million still available to draw on its revolving line of credit.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2024(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.8	$11.5	$54.3	$65.8	$(13.1)	39 years	1955/1981/1982	2013
Commercial portfolio	United Kingdom	—	16.6	3.9	5.8	1.3	16.1	17.4	(4.3)	39 years	Various	2014
Commercial portfolio	United Kingdom	—	34.3	208.2	10.3	19.5	158.0	177.5	(49.2)	39 years	Various	2014
Office	Ireland	51.6	8.2	102.6	—	6.2	78.0	84.2	(20.5)	39 years	2003	2014
Retail	Ireland	46.7	52.8	49.7	21.0	39.8	57.0	96.8	(12.6)	39 years	1966/2005	2014
Office	Ireland	51.0	20.4	73.8	5.6	15.5	61.6	77.1	(17.8)	39 years	1980	2014
Office	United Kingdom	175.6	85.3	232.0	27.6	76.7	211.3	288.0	(73.0)	39 years	2003	2014
Retail	United Kingdom	—	6.2	109.5	8.2	4.7	90.9	95.6	(24.4)	39 years	2010	2014
Office	Southern California	33.1	31.8	60.6	27.7	31.8	88.3	120.1	(26.3)	39 years	1982	2015
Office	Southern California	28.3	11.6	36.5	5.8	11.6	42.2	53.8	(12.5)	39 years	1968	2015
Office	Southern California	35.0	20.7	47.9	26.4	20.7	54.2	74.9	(15.4)	39 years	1982	2015
Commercial portfolio	United Kingdom	—	49.4	101.4	3.2	20.5	37.5	58.0	(9.4)	39 years	Various	2015
Office portfolio	United Kingdom	—	19.0	41.2	18.9	20.7	43.6	64.3	(8.0)	39 years	Various	2015
Office portfolio	Italy	—	24.8	70.1	1.1	28.1	72.7	100.8	(18.0)	39 years	Various	2015
Office portfolio	United Kingdom	60.7	32.1	70.4	11.0	27.7	71.8	99.5	(16.1)	39 years	Various	2016
Office	Ireland	36.2	4.2	64.0	2.7	3.8	60.2	64.0	(13.2)	39 years	2009	2016
Office	Pacific Northwest	18.0	21.4	74.2	2.4	21.4	76.6	98.0	(14.7)	39 years	1999/2001	2017
Office	Ireland	15.3	4.9	18.5	7.8	4.2	24.0	28.2	(3.9)	39 years	1841	2017
Office	Ireland	51.4	11.0	—	—	9.7	51.4	61.1	(3.6)	39 years	1840/2000	2017
Office	Northern California	60.0	23.5	57.3	11.6	23.5	68.8	92.3	(9.9)	39 years	2000	2019
Office	United Kingdom	108.6	71.2	177.9	—	64.1	160.4	224.5	(14.0)	39 years	2019	2021
Office	United Kingdom	39.7	25.3	54.8	4.6	23.4	55.3	78.7	(3.0)	39 years	2001/2007	2021
Office	United Kingdom	49.8	25.5	74.1	6.6	23.8	75.4	99.2	(5.3)	39 years	2004	2022
Office	Ireland	50.9	0.5	3.4	48.8	0.5	57.8	58.3	(3.5)	39 years	Various	2015
Multifamily
366-unit asset	Mountain West	77.8	9.1	36.3	16.1	9.1	52.4	61.5	(24.3)	39 years	2000	2012
1,008-unit asset	Northern California	175.0	62.3	152.5	34.3	62.3	186.7	249.0	(63.7)	39 years	1988	2015
204-unit asset	Mountain West	32.5	2.0	17.6	5.1	1.9	22.7	24.6	(7.5)	39 years	1999	2016
168-unit asset	Mountain West	10.9	1.8	13.1	5.0	1.8	18.0	19.8	(6.2)	39 years	1992	2016

386-unit asset	Southern California	66.0	—	81.4	10.7	—	92.1	92.1	(24.8)	39 years	2002	2016
310-unit asset	Southern California	76.7	0.6	—	0.1	—	118.8	118.8	(1.4)	39 years	2024	2018
300-unit asset	Mountain West	39.0	4.8	29.2	7.3	4.8	36.6	41.4	(9.6)	39 years	1995	2017
210-unit asset	Pacific Northwest	44.5	11.0	46.7	2.4	11.0	49.1	60.1	(9.9)	39 years	2007	2017
172-unit asset	Mountain West	58.0	0.2	—	0.2	3.4	72.8	76.2	(0.9)	39 years	2024	2018
343-unit asset	Pacific Northwest	84.0	26.8	107.4	2.1	26.8	109.5	136.3	(20.5)	39 years	2016	2017
179-unit asset	Pacific Northwest	25.5	11.9	47.4	2.6	11.9	50.0	61.9	(9.8)	39 years	2013	2017
88-unit asset	Mountain West	8.6	2.6	10.4	2.2	2.6	12.7	15.3	(3.3)	39 years	1988	2018
492-unit asset	Mountain West	59.1	15.8	63.2	9.8	15.8	73.0	88.8	(17.2)	39 years	1985	2018
66-unit asset	Mountain West	8.0	0.8	—	0.2	0.7	9.3	10.0	(1.1)	39 years	2021	2018
89-unit asset	Mountain West	17.7	2.1	—	0.1	2.0	21.5	23.5	(1.3)	39 years	2024	2018
188-unit asset	Mountain West	13.3	4.9	19.7	9.8	4.9	29.4	34.3	(8.1)	39 years	1985	2018
120-unit asset	Mountain West	32.3	5.7	—	0.9	1.9	38.5	40.4	(4.4)	39 years	2021	2018
277-unit asset	Mountain West	62.2	4.0	—	6.8	2.7	55.3	58.0	(10.2)	39 years	2021	2019
10-unit asset	Mountain West	—	—	—	—	—	2.3	2.3	(0.2)	39 years	2021	2019
260-unit asset	Mountain West	51.4	13.4	53.6	3.9	13.4	57.6	71.0	(6.9)	39 years	2014	2020
280-unit asset	Mountain West	39.6	13.3	53.2	0.4	13.3	53.6	66.9	(5.1)	39 years	2019	2021
30-unit asset	Mountain West	—	—	—	—	—	13.6	13.6	(0.2)	39 years	2024	2021
344-unit asset	Mountain West	39.2	13.0	52.1	6.2	13.0	58.3	71.3	(6.5)	39 years	1985	2021
240-unit asset	Mountain West	43.0	4.6	—	—	14.4	48.4	62.8	(1.5)	39 years	2024	2021
240-unit asset	Mountain West	45.1	11.1	44.3	1.5	11.1	46.3	57.4	(4.4)	39 years	2020	2021
160-unit asset	Mountain West	13.8	4.5	18.0	0.4	4.5	18.7	23.2	(1.8)	39 years	1990/1998	2021
332-unit asset	Mountain West	76.2	26.7	106.9	4.2	26.7	111.0	137.7	(10.2)	39 years	2002	2021
383-unit asset	Pacific Northwest	119.5	38.3	153.0	10.1	38.3	163.1	201.4	(15.1)	39 years	2002/2008	2021
164-unit asset	Pacific Northwest	43.0	14.8	59.1	0.7	14.8	59.8	74.6	(5.0)	39 years	2020	2021
528-unit asset	Mountain West	101.1	31.1	124.4	8.5	31.1	132.9	164.0	(11.8)	39 years	1989/1990	2021
350-unit asset	Mountain West	64.9	33.2	132.6	6.5	33.2	139.2	172.4	(10.7)	39 years	1985	2022
404-unit asset	Mountain West	61.6	29.6	118.3	3.2	29.6	121.5	151.1	(8.9)	39 years	1996	2022
356-unit asset	Mountain West	40.9	20.8	83.1	5.5	20.8	88.7	109.5	(6.9)	39 years	1995/2008	2022
260-unit asset	Mountain West	34.4	15.7	62.6	2.2	15.6	64.8	80.4	(4.3)	39 years	2013	2022

Development
Office	Ireland	—	1.2	0.9	0.9	1.1	0.9	2.0	—	N/A	N/A	2020
Multifamily	Southern California	—	6.0	—	5.1	6.8	5.1	11.9	—	N/A	N/A	2015
Multifamily	Ireland	—	—	9.6	—	—	14.0	14.0	(0.7)	39 years	1980	2022
Multifamily	Southern California	—	0.4	—	—	0.4	—	0.4	—	N/A	N/A	2024

3 Lots	Hawaii	—	16.5	—	—	16.5	—	16.5	—	N/A	N/A	2020
Land	Hawaii	—	0.7	—	—	0.7	—	0.7	—	N/A	1912	2010
Grand Total		$2,611.7	$1,073.2	$3,447.1	$466.9	$979.6	$4,015.6	$4,995.2	$(716.1)
(1) The tax basis of all the properties in aggregate totaled $4,047.3 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the year ended December 31,
(Dollars in millions)	2024	2023	2022
Balance at the beginning of period	$5,518.7	$5,775.3	$5,567.3
Additions during the period:
Other acquisitions	16.6	—	167.6
Improvements	119.7	218.6	604.2
Foreign currency	(73.8)	90.9	(226.0)
Deductions during the period:
Cost of real estate sold	(586.0)	(566.1)	(337.8)
Balance at close of period	$4,995.2	$5,518.7	$5,775.3

Changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the year ended December 31,
(Dollars in millions)	2024	2023	2022
Balance at the beginning of period	$702.1	$619.6	$564.0
Additions during the period:
Depreciation expense	132.5	136.5	133.8
Deductions during the period:
Dispositions	(106.0)	(66.5)	(50.8)
Foreign currency	(12.5)	12.5	(27.4)
Balance at close of period	$716.1	$702.1	$619.6
See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2024

Type of Loan (dollars in millions)	Description/Location	Interest Rates(1)	Maturity Date(2)	Payment Terms(3)	Principal Amount	Carrying Amount(4)
Construction Loans
Construction Loans less than 3% of the carrying amount of total loans
Construction Loans	Multifamily/Diversified	S +2.75% - 4.00%	2025 - 2030	I/O	$87.9	$83.5
Construction Loans	Student Housing/Diversified	S +3.25% - 3.95%	2025 - 2029	I/O	10.2	10.0
Construction Loans	Hotel/Diversified	S+ 3.71% - 4.41%	2026 -2027	I/O	9.8	9.6
Construction Loans	Other/Diversified	S+3.25% - 5.50%	2025 -2027	I/O	7.3	7.3
Construction Loans	Industrial/Diversified	S + 3.50%	2026	I/O	3.1	3.0
Total Construction Loans					$118.3	$113.4
Bridge Loans
Bridge Loans greater than 3% of the carrying amount of total loans
Bridge Loan	Retail/Southern California	S+6.46%	2025	I/O	$7.1	$7.1
Bridge Loan	Office/Northern California	6.00%	2025	I/O	8.8	8.8
Bridge Loan	Retail/Southern California	3.50%	2025	I/O	14.4	14.4
Bridge Loan	Multifamily/Mountain West	4.75%	2028	I/O	7.7	7.7
Bridge Loan	Office/Southern California	S+5.60%	2027	I/O	8.1	8.1
Bridge Loan	Office/Northern California	3.50%	2028	I/O	11.8	11.8
Bridge Loan	Office/Northern California	S+5.75%	2027	I/O	7.3	7.3
Bridge Loans less than 3% of the carrying amount of total loans
Bridge Loans	Office/Diversified	3.50% - 7.40%	2026 - 2033	I/O	13.0	13.0
Bridge Loans	Multifamily/Diversified	6.00% - 10.00%	2026 - 2029	I/O	7.3	7.3
Bridge Loans	Hotel/Diversified	S + 6.30% - 8.36%	2026 - 2028	I/O	23.3	23.3
Bridge Loans	Multifamily+Industrial/Diversified	S +5.85%	2027 -2028	I/O	4.6	4.6
Bridge Loans	Retail, Office and Other/Diversified	S + 3.25% -7.01%	2025 -2027	I/O	13.1	13.1
Total Bridge Loans					$126.5	$126.5
Other Loans
Other Loans greater than 3% of the carrying amount of total loans
Other Loan	Retail/Mountain West	6.00%	2027	I/O	$8.0	$8.0
Other Loans less than 3% of the carrying amount of total loans
Other Loans	Diversified/Southern California	S + 2.50%	2027	P,I	0.4	0.4
Total Other Loans					$8.4	$8.4
Total Loans					$253.2	$248.3
CECL Reserve					—	(17.2)
Total Loans, net					$253.2	$231.1
(1)The Company's variable rate loans are based off Term SOFR and expressed as spread over the Term SOFR rate.
(2)Maturity date assumes all extension options are exercised, if applicable
(3)I/O = interest only until final maturity unless otherwise noted. P,I = amortizing loan with principal and interest payments
(4)Represents the Company's share of loans in its debt business.

For the years ended December 31, 2024, 2023 and 2022, the loan portfolio activity was as follows:

($ in millions)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2022	$149.4	$—	$149.4
Originations and fundings	43.8	—	43.8
Construction loan portfolio acquisition	115.6	—	115.6
Construction loan portfolio acquisition discount	(9.2)	—	(9.2)
Proceeds from sales and repayments	(48.9)	—	(48.9)
Accretion of loan discount and other amortization, net	3.5	—	3.5
Provision for credit losses	—	(7.0)	(7.0)
Balance at December 31, 2023	$254.2	$(7.0)	$247.2
Originations and fundings	47.8	—	47.8
Proceeds from sales and repayments	(49.8)	—	(49.8)
Accretion of loan discount and other amortization, net	4.1	—	4.1
Foreclosure	(3.9)	—	(3.9)
Deferred loan fees	(3.2)	—	(3.2)
Other	(0.9)	—	(0.9)
Provision for credit losses	—	(10.2)	(10.2)
Balance at December 31, 2024	$248.3	$(17.2)	$231.1

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2024 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

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
(2)Financial Statement Schedules. Schedule III and IV is listed in the Index to Consolidated Financial Statements, which appear beginning on page 112 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.
(3)Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 121 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

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
Filed as Exhibit 4.12 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
4.13
Supplemental Indenture No. 2031-4, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.13 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
4.14
Supplemental Indenture No. 2030-3, dated as of December 14, 2023, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.14 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
4.15
Supplemental Indenture No. 2029-5, dated as of September 12, 2024, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.15 to Registrant’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.
4.16
Supplemental Indenture No. 2031-5, dated as of September 12, 2024, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.16 to Registrant’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.
4.17
Supplemental Indenture No. 2030-4, dated as of September 12, 2024, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.17 to Registrant’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.
4.18	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.19	Warrant Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.20	Registration Rights Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.21	Warrant Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.22	Registration Rights Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.23	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.20 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
10.1†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed September 29, 2023
10.2†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.3†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.4†	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 10, 2022.
10.5†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

10.6†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.7†	Form of Carried Interest Award Letter Agreement	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed on January 31, 2025.
10.8†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023.
10.9†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023
10.10†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and In Ku Lee	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-33824) filed May 9, 2024
10.11†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.12†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.13†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.14†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed May 9, 2024
10.15†	Form of Return on Invested Assets Performance-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed May 9, 2024
10.16†	Form of Time-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 16, 2024.
10.17	Securities Purchase Agreement, dated October 17, 2019 between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.18	4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated February 23, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 23, 2022
10.19
Amendment No. 1 to the 4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.20	6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 4, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed June 5, 2023
10.21
Amendment No. 1 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 16, 2023, by and among the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.
Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed August 4, 2023
10.22
Amendment No. 2 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.23
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed September 13, 2024.

10.24
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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.25	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
19.1	Policy on Insider Information and Insider Trading	Filed herewith.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
97	Kennedy-Wilson Holdings, Inc. Amended and Restated Compensation Recovery Policy	Filed as Exhibit 97 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements, (vi) Schedule III - Real Estate and Accumulated Depreciation and (vii) Schedule IV - Loans.	Filed herewith.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2025.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 28, 2025

/S/ JUSTIN ENBODY Justin Enbody	Senior Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2025

/S/ TODD BOEHLY Todd Boehly	Director	February 28, 2025

/S/ RICHARD BOUCHER Richard Boucher	Director	February 28, 2025

/S/ TREVOR BOWEN Trevor Bowen	Director	February 28, 2025

/S/ WADE BURTON Wade Burton	Director	February 28, 2025

/S/ MICHAEL EISNER Micheal Eisner	Director	February 28, 2025

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 28, 2025

/S/ JEFF MEYERS Jeff Meyers	Director	February 28, 2025

/S/ DAVID A. MINELLA David A. Minella	Director	February 28, 2025

/S/ NADINE WATT Nadine Watt	Director	February 28, 2025

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 28, 2025

/S/ STANLEY ZAX Stanley Zax	Director	February 28, 2025