Form 10-K/A
period 2024-12-31
Kennedy-Wilson Holdings, Inc.
filed 2025-03-31
CIK 1408100

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

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of Vintage Housing Holdings, LLC as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2025.

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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.25	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
19.1	Policy on Insider Information and Insider Trading	Filed with Original Report
21	List of Subsidiaries	Filed with Original Report

23.1	Consent of Independent Registered Public Accounting Firm	Filed with Original Report
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed with Original Report
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
97	Kennedy-Wilson Holdings, Inc. Amended and Restated Compensation Recovery Policy	Filed as Exhibit 97 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements, (vi) Schedule III - Real Estate and Accumulated Depreciation and (v) Schedule IV - Loans	Filed with Original Report
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)

Independent Auditor's Report

To Management
Vintage Housing Holdings, LLC and Subsidiaries

Opinion

We have audited the consolidated financial statements of Vintage Housing Holdings, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members' deficit, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and financial statements schedule III - real estate and accumulated depreciation, (collectively, the consolidated financial statements).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Vintage Housing Holdings, LLC and Subsidiaries as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2024 in accordance with accounting principles generally accepted in the United States of America.

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

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audits, significant audit findings, and certain internal control–related matters that we identified during the audits.

/s/ CohnReznick LLP
Atlanta, Georgia
March 31, 2025

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Balance Sheets
December 31, 2024 and 2023

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$5,297,266	$7,093,404
Restricted cash	3,041,105	10,117,049
Accounts receivable, net	5,793,376	7,555,849
Notes receivable	66,178,241	62,392,481
Equity method investments	9,038,130	4,952,703
Real estate, net of depreciation and amortization	98,398,487	104,229,575
Other assets, net	21,274,705	22,482,441
Total assets	$209,021,310	$218,823,502

Liabilities and Members' Deficit
Accounts payable	$474,463	$164,923
Due to affiliates	11,380,644	12,627,305
Accrued expenses	23,079,335	23,740,875
Deferred revenue	54,690,635	56,386,998
Mortgage and note payable	157,143,861	165,239,304
Total liabilities	246,768,938	258,159,405
Retained earnings	198,909,894	200,647,956
Members' deficit	(236,657,522)	(239,983,859)
Total members' deficit	(37,747,628)	(39,335,903)
Total liabilities and members' deficit	$209,021,310	$218,823,502

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
Revenue
Rent	$27,098,044	$34,247,634	$29,382,364
Fees	4,290,699	4,351,831	3,801,153
Interest income	2,768,852	1,188,760	1,131,624
Total revenue	34,157,595	39,788,225	34,315,141

Expenses
Asset management fees	4,309,745	3,948,416	3,424,488
Repairs and maintenance	3,276,096	3,631,437	2,739,681
Salaries	3,101,649	3,633,645	2,816,812
Utilities	2,620,363	3,239,857	2,791,882
Property management fees	1,388,976	1,669,833	1,463,500
Insurance	770,686	1,023,662	694,788
Depreciation and amortization	4,232,598	5,774,691	5,788,704
General and administrative expense	4,058,336	2,924,194	1,712,206
Total expenses	23,758,449	25,845,735	21,432,061

Equity (loss) income from joint venture investments	(1,460,514)	(3,918,500)	610,093
Interest expense	(8,682,484)	(12,764,897)	(9,247,686)
Gain on sale of real estate	1,675,553	81,959,529	1,762,204
Loss on deconsolidation of a subsidiary	(9,757,051)	—	—
Other (expense) income	(203,626)	60,632	(277,167)
Net (loss) income	$(8,028,976)	$79,279,254	$5,730,524

See accompanying notes to consolidated financial statements

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Changes in Members' Deficit
For the Years Ended December 31, 2024, 2023 and 2022

	KW-VHH Member, LLC	Sierra VHH Holdings, LLC	Total
Balance, December 31, 2021	$(21,467,209)	$(26,756,852)	$(48,224,061)
Distributions	(7,918,808)	(6,146,657)	(14,065,465)
Net income	3,438,314	2,292,210	5,730,524
Balance, December 31, 2022	(25,947,703)	(30,611,299)	(56,559,002)
Distributions	(44,584,329)	(17,471,826)	(62,056,155)
Net income	47,567,552	31,711,702	79,279,254
Balance, December 31, 2023	(22,964,480)	(16,371,423)	(39,335,903)
Contributions	3,270,000	5,406,998	8,676,998
Distributions	(4,785,862)	(4,030,936)	(8,816,798)
Deconsolidation of a subsidiary	5,854,231	3,902,820	9,757,051
Net loss	(4,817,386)	(3,211,590)	(8,028,976)
Balance, December 31, 2024	$(23,443,497)	$(14,304,131)	$(37,747,628)

See accompanying notes to consolidated financial statements.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Consolidated Statements of Cash flows
For the Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net (loss) income	$(8,028,976)	$79,279,254	$5,730,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,232,598	5,774,691	5,788,704
Amortization of debt issuance costs	266,934	805,815	941,951
Gain on sale of real estate	(1,675,553)	(81,959,529)	(1,762,204)
Loss on deconsolidation of a subsidiary	9,757,051	—	—
Loss (income) from equity method investments	1,460,514	3,918,500	(610,093)
Changes in operating assets and liabilities:
Accounts receivable	(894,197)	(1,861,619)	(1,462,585)
Other assets	1,127,065	(1,313,001)	(8,202)
Operating distributions from equity method investments	3,055,022	130,769	3,729,222
Accounts payable and accrued expenses	(372,810)	(469,702)	481,021
Net cash provided by operating activities	8,927,648	4,305,178	12,828,338
Cash flows from investing activities:
Acquisitions and improvements to real estate	(1,820,839)	(9,202,094)	(16,808,127)
Proceeds from sale of real estate	—	134,312,002	—
Collection of notes receivable	2,370,910	1,012,493	1,620,788
Acquisition and contributions to equity method investments	(4,754,320)	(4,299,802)	(3,603,062)
Investing distributions from equity method investments	—	6,758,517	4,500,000
Net cash (used in) provided by investing activities	(4,204,249)	128,581,116	(14,290,401)
Cash flows from financing activities:
Advances from (repayments to) affiliates	(1,246,661)	(10,488,781)	18,836,474
Contributions from Members	4,830,355	—	—
Distributions to Members	(8,816,798)	(62,056,155)	(14,065,465)
Principal payments on mortgage loans	(20,037,481)	(78,490,434)	(12,091,234)
Payment of loan fees	(24,896)	(1,200,196)	(237,414)
Proceeds from mortgage loans	11,700,000	29,980,542	12,547,503
Net cash (used in) provided by financing activities	(13,595,481)	(122,255,024)	4,989,864
Net change in cash and cash equivalents and restricted cash	(8,872,082)	10,631,270	3,527,801
Cash and cash equivalents and restricted cash, beginning of year	17,210,453	6,579,183	3,051,382
Cash and cash equivalents and restricted cash, end of year	$8,338,371	$17,210,453	$6,579,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,394,533	$11,783,911	$8,305,735

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2024 the Company issued a $3,500,000 seller back note receivable relating to the sale of Vintage at Folsom with a corresponding decrease to the real estate balance.

Sierra contributed its interest in South Peak by Vintage, LP that it had previously held outside of the Company which had a value of $3,846,643 which was treated as a non-cash contribution from Members and non-cash increase in equity method investments.

VINTAGE HOUSING HOLDINGS, LLC
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022

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

As of December 31, 2024 the Company consolidates ten properties listed below:

Property	Location	Total Units
Vintage at Spokane	Spokane, WA	287
Forest Creek	Spokane, WA	252
Silver Creek	Pasco, WA	242
Vintage at Silverdale	Silverdale, WA	240
Vintage at Mount Vernon	Mount Vernon, WA	154
Vintage at Richland	Richland, WA	150
Vintage at Chehalis	Chehalis, WA	150
Vintage at Sequim	Sequim, WA	118
Vintage at Burien	Burien, WA	101
Elk Creek Apartments, LLC	Sequim, WA	138

The Company also has an investment that the real estate was previously consolidated and subsequently been sold but still has remaining non-real estate assets and liabilities that are consolidated. In addition the Company has a retail investment that is consolidated as a wholly owned entity.

The Company deconsolidated two previously consolidated entities during the year ended December 31, 2024 that real estate had been sold in prior periods but the entity still had remaining non-real estate assets and liabilities. This lead to a $9,757,051 loss on the deconsolidation of subsidiary during the year ended December 31, 2024. The Company no longer has any remaining consolidated balances associated with these subsidiaries.

In addition to the consolidated properties above, the Company has ownership interests in 40 other properties but does not control and; therefore, treats its investment on the equity method of accounting.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2024 and 2023:

	December 31,
	2024	2023

Cash and cash equivalents	$5,297,266	$7,093,404
Restricted cash	3,041,105	10,117,049
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$8,338,371	$17,210,453

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

Depreciation and amortization expense for the years end December 31, 2024, 2023 and 2022 was $4,232,598, $5,774,691 and $5,788,704, respectively.

(g) Impairment of long-lived assets
In accordance with ASC Subtopic 360-10, Property, Plant and Equipment for long-lived assets, the Company's properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the properties by comparing the carrying amount of the properties to the estimated future undiscounted cash flows of the property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset. For the years ended December 31, 2024, 2023 and 2022, there were no impairments recorded.
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

(k)    Income Taxes
The Company has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Company's federal tax status as a pass-through entity is based on its legal status as a limited partnership. Accordingly, the Company is not required to take any tax positions in order to qualify as a pass-through entity. The Company is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Company has no other tax positions which must be considered for disclosure. Income tax returns filed by the Company are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2021 remain open.

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

(n)    Leases
The Company has operating leases for certain properties. The Company records a right of use asset, included in other assets, net on the consolidated balance sheets, and a corresponding lease liability, included in accrued expenses on the consolidated balance sheets, representing the present value of future minimum lease payments in accordance with FASB ASC 842, Leases (Topic 842). Rent expense is recognized on a straight-line basis over the term of the lease.

(3) Real Estate and Improvements
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2024 and 2023:

	December 31,
	2024	2023

Land	$11,579,684	$14,487,903
Land improvements	14,297,732	14,159,693
Buildings and improvements	155,073,883	154,737,119
Furniture, fixtures and equipment	10,408,329	9,921,333
	191,359,628	193,306,048
Less accumulated depreciation and amortization	(92,961,141)	(89,076,473)
Real estate, net of accumulated depreciation and amortization	$98,398,487	$104,229,575

The Company generally sells interests of consolidated properties to tax credit investors. When a property is sold the Company issues a seller financed note to the buyer and records an offsetting liability resulting in the gain on sale being deferred. When the Company receives principal payments on the note receivables it recognizes a proportionate portion of the deferred gain. During the years ended December 31, 2024, 2023 and 2022, the Company recognized gain on sale of $1,675,553, $1,071,126 and $1,762,204, respectively.

The Company also sold three properties and a retail investment that were previously consolidated in excess of seller financed notes that resulted in gain on sale of real estate of $80,888,403 for the year ended December 31, 2023.

(4) Equity Method Investments

The Company has ownership interests in properties where they do not control but still has significant influence that it accounts for as equity method investments. The combined summarized balance sheets and statement of operations of the operating entities in which the Company holds an interest as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023

Cash and cash equivalents	$17,702,536	$12,229,653
Restricted cash	87,640,852	31,569,428
Real estate, net of depreciation and amortization	1,859,184,771	1,711,876,804
Other assets, net	18,980,838	21,030,560
Total assets	$1,983,508,997	$1,776,706,445

Accounts payable and accrued expenses	$52,773,656	$45,209,408
Development fee	102,608,119	96,580,784
Mortgage and note payables	1,467,306,167	1,307,757,652
Total liabilities	1,622,687,942	1,449,547,844

Total equity	360,821,055	327,158,601

Total liabilities and equity	$1,983,508,997	$1,776,706,445

	Year Ended December 31,
	2024	2023	2022

Revenues	$155,386,088	$122,214,694	$101,628,125
Operating expenses	(66,415,952)	(50,785,192)	(37,042,046)
Depreciation and amortization	(78,025,787)	(69,694,042)	(56,538,400)
Interest expense	(56,355,722)	(46,479,368)	(35,648,279)
Other expense	(9,930,793)	(10,511,320)	(8,121,489)
Net loss	$(55,342,166)	$(55,255,228)	$(35,722,089)

The following investments and ownership interests were held by the Company as of December 31, 2024:

Investment	Ownership Interest	Investment	Ownership Interest
Vintage at Bouquet Canyon	0.009%	The Meadows by Vintage	0.009%
Agave Apartments	0.009%	The Timbers by Vintage	0.009%
Gateway by Vintage	0.009%	The View by Vintage	0.009%
Highland by Vintage	0.009%	Vintage at Arlington	0.009%
Pointe by Vintage	0.009%	Vintage at Bellingham	0.009%
Quilceda Creek	0.009%	Vintage at Bremerton	0.009%
Quinn by Vintage	9.999%	Vintage at Holly Village	0.009%
Ridgeview by Vintage Apartments	0.01%	Vintage at Lakewood	0.009%
Sky Mountain by Vintage	0.01%	Vintage at Mill Creek	0.009%
South Hill by Vintage	0.009%	Vintage at Napa	0.009%
Latitude 112 by Vintage	0.009%	Heights by Vintage	0.009%
Springview by Vintage	0.01%	Vintage at Seven Hills	0.01%
Station by Vintage	0.009%	Vintage at Bennet Valley	0.009%
Steamboat by Vintage	0.01%	Vintage at Tacoma	0.009%
The Farm by Vintage	0.009%	Vintage at The Crossings	0.01%
Vine by Vintage	0.009%	Vintage at The Sanctuary	0.01%
Vintage at Vancouver	0.009%	Urban Center Apartments	0.009%
Vintage at Citi Vista, LP	0.010%	Vintage at Lockwood, LP	0.009%
Vintage at Redfield, LP	—%	Falls Creek by Vintage, LP	—%
Village at 47th, LP	0.005%	South Peak by Vintage, LP	0.010%

(5) Notes receivable
The Company holds seller back note receivables on properties that the Company has sold to tax credit equity partners. When loans are issued they are non-cash with an offsetting amount to deferred revenue. Upon sale of the property with a seller loan, a portion of the gain is deferred. When the Company receives principal payments on notes receivable balances, it recognizes gain on sale of real estate. The notes receivable balance below includes principal balances of the notes as well as an accrued and unpaid interest and consists of the following as of December 31, 2024 and 2023:

		December 31,
Property	Interest Rate	2024	2023

Vintage at Bend 2, LP	2.43%	$411,454	$682,370
Ridgeview by Vintage Apartments	5.00%	10,770,753	10,257,860
Vintage at Bouquet Canyon	8.00%	—	446
Vintage at Arlington	5.00%	—	47,428
Vintage at Bellingham	5.00%	690,831	659,430
The Meadows by Vintage	3.00%	1,827,543	2,205,703
Vintage at Holly Village	6.00%	504,704	1,209,644
Vintage at Bennet Valley	2.18%	28,914	997,934
Vintage at Bremerton	5.00%	2,511,675	2,392,071
Vintage at Napa	3.50%	1,389,649	1,342,656
Vintage at Vancouver	3.50%	2,168,846	2,095,525
Vintage at Seven Hills	2.50%	5,370,215	5,239,507
Agave Apartments	3.75%	1,601,971	1,544,068
Village at 47th(1)	4.34%	2,600,000	2,600,000
Vintage at Lockwood	3.72%	1,057,496	1,019,568
Vintage at Everett	5.00%	15,393,875	14,662,000
Vizcaya by Vintage	7.35%	7,729,087	7,211,592
Falls Creek by Vintage	4.02%	8,555,311	8,224,679
Vintage at Folsom	4.52%	3,565,917	—
Total		$66,178,241	$62,392,481
(1)Loan is not seller backed note relates to the development of this apartment building.

(6) Mortgage and Notes Payable
As of December 31, 2024, mortgage and notes payable on the accompanying consolidated balance sheets consist of the following :

Property	Total	Interest Rate	Maturity Date

Vintage at Mount Vernon	$12,197,356	5.25%	8/1/2029
Vintage at Burien	11,700,000	5.50%	8/1/2031
Forest Creek	24,712,141	5.44%	7/1/2033
Silver Creek	24,424,704	SOFR+2.75%	7/1/2026
Vintage at Chehalis	10,538,280	2.63%	2/1/2028
Vintage at Richland	15,162,000	6.21%	12/1/2033
Vintage at Sequim	4,975,355	SIFMA+1.84%	3/31/2038
Vintage at Silverdale	29,400,000	5.99%	12/1/2030
Vintage at Spokane	19,167,994	2.61%	2/1/2028
Elk Creek Apartments, LLC	6,471,036	6.24%	7/1/2040
Debt (excluding loan fees)	$158,748,866
Unamortized loan fees	(1,605,005)
Total Debt	$157,143,861

As of December 31, 2023, mortgage and notes payable on the accompanying consolidated balance sheets consist of the following:

Property	Total	Interest Rate	Maturity Date

Vintage at Mount Vernon	$12,376,166	5.25%	8/1/2029
Vintage at Burien	10,750,000	3.77%	8/1/2024
Forest Creek	25,038,963	5.44%	7/1/2033
Silver Creek	24,835,482	SOFR+2.75%	7/1/2026
Vintage at Chehalis	10,809,226	2.63%	2/1/2028
Vintage at Richland	15,162,000	6.21%	12/1/2033
Vintage at Sequim	5,124,501	SIFMA+1.84%	3/31/2038
Vintage at Silverdale	29,400,000	5.99%	12/1/2030
Vintage at Spokane	19,662,407	2.61%	2/1/2028
Elk Creek Apartments, LLC	6,572,086	6.24%	7/1/2040
Falls Creek by Vintage	7,355,516	5.62%	5/1/2056
Debt (excluding loan fees)	$167,086,347
Unamortized loan fees	(1,847,043)
Total Debt	$165,239,304

Principal payments on the mortgage payable and notes payable are as follows as of December 31, 2024:

Total

2025	$1,482,061
2026	25,060,297
2027	1,113,458
2028	27,576,096
2029	12,512,693
Thereafter	91,004,261
Total	$158,748,866
The Company has no loans maturing in 2025 and any principal payments are contractual amortization on existing loans that the Company plans to pay from underlying property operations.

As of December 31, 2024 and 2023, the Company had accrued interest payable on mortgage and note payables of $723,085 and $702,068.

(7) Leasing Activities

The Company has entered into various lease agreements. Total rent expense related to these third-party operating leases were $1,364,317, $1,209,446, and $471,348 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in general and administrative expense on the consolidated statements of operations. The average remaining lease term as of December 31, 2024 and 2023 is 27.1 years and 26.8 years respectively and the weighted average discount rate as of December 31, 2024 and 2023 is 3.23% and 3.23%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2024 was and 2023 was $1,364,317 and $1,209,446, respectively. The lease liabilities are included in accrued expenses on the consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the risk-free rate was based on the information available at the commencement date and considering the term of the lease to determine the present value of the lease payments.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which the Company is the lessee:

Minimum Rental Payments

2025	$1,392,234
2026	1,392,234
2027	1,392,234
2028	1,392,234
2029	1,382,634
Thereafter	21,735,068
Total undiscounted rental payments	28,686,638
Less imputed interest	(8,349,006)
Total	$20,337,632

(8) Related Party Transactions

Fee revenues
The Company in its capacity as general partner or managing member receives fees from tax credit investors in joint venture investments it has an interest in. The Company received fees of $4,290,699, $4,351,831 and $3,801,153 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had a receivable of $2,865,067 and $2,867,085 included within the accounts receivable balance on the consolidated balance sheets relating to fee revenue.

Interest income
The Company earns interest income associated with the seller notes that it receives from tax credit partners on the sale of consolidated real estate. See note 5 for more detail. During the years ended December 31, 2024, 2023 and 2022, the Company earned $2,735,745, $1,188,760 and $1,131,624.

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

During the years ended December 31, 2024, 2023 and 2022, the Company had asset management fees of $4,309,745, $3,948,416, and $3,424,488, respectively.

Due to and from affiliates
As of December 31, 2024 and 2023 the Company owes KW $7,038,796 and $5,243,067 and owes Sierra and its affiliates $4,341,848 and $7,384,238 as of December 31, 2024 and 2023, respectively. The amounts due to affiliates are due on demand and are non-interest bearing.

As of December 31, 2024 and 2023 the Company had a receivable of $2,469,205 and $4,006,135, respectively from affiliates.

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

As of December 31, 2024, the Company has provided guarantees related to operating deficits ranging from $415,000 - $4.7 million (median $1.6 million) and are offset by reserves ranging from $203,000 - $1.7 million (median of $572k) and could expire anywhere from one year (if certain conditions are met) through the compliance period.

(10) Subsequent Events
In preparing these consolidated financial statements, the Companies have evaluated subsequent events and transactions for potential recognition or disclosure through March 31, 2025, the date these consolidated financial statements were available to be issued. The Company has exercised extension options on some of its mortgage and note payable balances subsequent to year end. Dates and maturities have in Note 6 have been updated to reflect these elections. No other events were identified requiring disclosure to the financial statements.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024

			Initial Cost		Gross Balance at December 31, 2024
Property	Location	Encumbrances	Land	Building & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Depreciable life (years)	Date of Construction	Date Acquired

Vintage at Mount Vernon	WA	$12,197,356	$1,157,164	$11,656,399	$2,613,898	$12,673,925	$15,287,823	$(8,255,775)	40 years	2003	2018
Vintage at Burien	WA	11,700,000	—	9,887,575	574,722	10,526,601	11,101,323	(5,793,387)	40 years	2006	2019
Forest Creek	WA	24,712,141	684,298	19,698,291	3,115,891	20,942,806	24,058,697	(11,858,883)	40 years	2008	2018
Silver Creek	WA	24,424,704	1,824,564	19,495,360	2,734,532	20,660,089	23,394,621	(11,377,262)	40 years	2005	2018
Vintage at Chehalis	WA	10,538,280	1,050,000	11,792,956	2,557,686	12,744,362	15,302,048	(7,389,255)	40 years	2008	2021
Vintage at Richland	WA	15,162,000	1,037,760	11,529,496	1,740,498	12,338,377	14,078,875	(6,977,377)	40 years	2005	2021
Vintage at Sequim	WA	4,975,355	1,908,658	10,016,847	2,591,404	10,768,285	13,359,689	(6,055,649)	40 years	2006	2018
Vintage at Silverdale	WA	29,400,000	1,400,000	25,334,916	4,414,575	27,308,541	31,723,116	(15,273,298)	40 years	2007	2019
Vintage at Spokane	WA	19,167,994	1,510,000	23,105,062	3,050,290	24,763,562	27,813,852	(12,962,528)	40 years	2008	2021
Elk Creek Apartments, LLC	WA	6,471,036	—	—	2,481,646	12,755,664	15,237,310	(7,017,727)	40 years	2008	2023
Total		$158,748,866	$10,572,444	$142,516,902	$25,875,142	$165,482,212	$191,357,354	$(92,961,141)