Form 10-Q
period 2025-06-30
Kennedy-Wilson Holdings, Inc.
filed 2025-08-07
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 001-33824

Kennedy-Wilson Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-0508760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 S El Camino Drive
Beverly Hills, CA 90212
(Address of principal executive offices)(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 4, 2025 was 137,899,795.

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
“KWH,” "KW," “Kennedy Wilson,” the "Company," ""our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries.
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
"Real Estate Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which we provide (or participates in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining management fees. AUM consists of the total estimated fair value of the real estate properties, total loan commitments made through our debt investment platform, inclusive of both currently outstanding loan amounts and contractual future funding commitments, and other real estate related assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which its sponsored funds or investment vehicles and client accounts have invested. The estimated value of development properties is included at estimated completion cost. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability (particularly given the ongoing macroeconomic conditions such as, but not limited to, ongoing macroeconomic conditions, such as, but not limited to, uncertainty and volatility of debt and equity markets driven by changing tariff policies, elevated levels of inflation and interest rates, banks' ability and willingness to lend, adverse developments affecting financial institutions and other geopolitical issues, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in the financial markets). Recently, there has also been a lack of liquidity in the capital markets as well as limited transactions which has had an impact on the inputs associated with fair values. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. All valuations of real estate involve subjective judgments.

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

iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$309.1	$217.5
Accounts receivable, net (including $19.0 and $12.4 of related party)	42.0	38.7
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $963.5 and $949.1)	4,078.8	4,290.4
Unconsolidated investments (including $1,829.6 and $1,884.4 at fair value)	2,034.7	2,042.4
Loan purchases and originations, net of allowance for credit losses	209.9	231.1
Other assets, net	122.4	141.0
Total assets(1)	$6,796.9	$6,961.1

Liabilities
Accounts payable	$8.9	$10.8
Accrued expenses and other liabilities	569.4	529.4
Mortgage debt	2,385.2	2,597.2
KW unsecured debt	1,884.4	1,877.9
KWE unsecured bonds	352.7	309.8
Total liabilities(1)	5,200.6	5,325.1

Equity
Preferred stock 1,000,000 shares authorized, Series A cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of June 30, 2025 and December 31, 2024, Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of June 30, 2025 and December 31, 2024 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 200,000 shares outstanding as of June 30, 2025 and December 31, 2024	789.7	789.7
Common stock, $0.0001 par value per share, 200,000,000 authorized, 137,899,795 and 137,442,778 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,711.9	1,712.8
Accumulated deficit	(569.5)	(493.7)
Accumulated other comprehensive loss	(369.1)	(407.6)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,563.0	1,601.2
Noncontrolling interests	33.3	34.8
Total equity	1,596.3	1,636.0
Total liabilities and equity	$6,796.9	$6,961.1

(1) The assets and liabilities as of June 30, 2025 include $109.6 million (including cash held by consolidated investments of $10.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $76.8 million) and $0.0 million (including investment debt of $(1.0) million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2024 include $169.3 million (including cash held by consolidated investments of $4.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $128.7 million) and $49.6 million (including investment debt of $50.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Rental	$93.3	$97.8	$190.6	$195.2
Hotel	—	—	—	9.3
Investment management fees (includes $24.8, $16.6, $40.6, and $31.0 of related party fees)	36.4	26.1	61.4	47.4
Loan	5.7	8.0	11.5	16.1
Other	0.3	0.1	0.5	0.4
Total revenue	135.7	132.0	264.0	268.4

(Loss) income from unconsolidated investments
Principal co-investments	1.8	(5.8)	21.4	3.9
Carried interests	(2.0)	(12.3)	(10.2)	(28.7)
Total (loss) income from unconsolidated investments	(0.2)	(18.1)	11.2	(24.8)

Gain on sale of real estate, net	55.1	0.2	54.3	106.6

Expenses
Rental	35.4	37.0	73.5	74.2
Hotel	—	—	—	7.6
Compensation and related (including $6.5, $6.0, $12.8, and $11.2 of share-based compensation)	32.3	31.8	59.2	59.4
Carried interests compensation	(0.6)	(4.5)	(3.3)	(10.0)
General and administrative	8.8	9.5	19.2	17.8
Depreciation and amortization	34.5	36.4	68.6	75.3
Total expenses	110.4	110.2	217.2	224.3
Interest expense	(62.5)	(63.8)	(123.9)	(128.5)
Loss on early extinguishment of debt	(2.1)	(0.5)	(2.1)	(0.2)
Other (loss) income	(5.6)	0.3	(10.8)	7.1
Income (loss) before (provision for) benefit from income taxes	10.0	(60.1)	(24.5)	4.3
(Provision for) benefit from income taxes	(4.4)	11.8	0.5	(14.9)
Net income (loss)	5.6	(48.3)	(24.0)	(10.6)
Net (income) loss attributable to the noncontrolling interests	(1.1)	0.1	(1.4)	0.2
Preferred dividends	(10.9)	(10.9)	(21.8)	(21.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6.4)	$(59.1)	$(47.2)	$(32.2)
Basic loss (income) per share
Loss (income) per share	$(0.05)	$(0.43)	$(0.34)	$(0.23)
Weighted average shares outstanding	138,144,013	137,588,910	137,946,790	138,142,769
Diluted loss (income) per share
Loss (income) per share	$(0.05)	$(0.43)	$(0.34)	$(0.23)
Weighted average shares outstanding	138,144,013	137,588,910	137,946,790	138,142,769
Dividends declared per common share	$0.12	$0.12	$0.24	$0.36

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$5.6	$(48.3)	$(24.0)	$(10.6)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	59.7	(2.8)	86.3	(20.3)
Amounts reclassified from AOCI	3.0	—	3.0	5.1
Unrealized foreign currency derivative contracts (loss) gain	(37.1)	5.2	(49.0)	15.1
Total other comprehensive income (loss) for the period	25.6	2.4	40.3	(0.1)

Comprehensive income (loss)	31.2	(45.9)	16.3	(10.7)
Comprehensive (income) loss attributable to noncontrolling interests	(2.6)	0.2	(3.1)	0.3
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$28.6	$(45.7)	$13.2	$(10.4)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	800,000	$789.7	138,293,288	$—	$1,712.4	$(551.1)	$(393.0)	$34.2	$1,592.2
Shares retired due to common stock repurchase program	—	—	(393,493)	—	(7.0)	4.5	—	—	(2.5)
Share-based compensation	—	—	—	—	6.5	—	—	—	6.5
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	61.2	1.7	62.9
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(37.3)	—	(37.3)
Common stock dividends	—	—	—	—	—	(16.5)	—	—	(16.5)
Preferred stock dividends	—	—	—	—	—	(10.9)	—	—	(10.9)
Net income	—	—	—	—	—	4.5	—	1.1	5.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3.7)	(3.7)
Balance at June 30, 2025	800,000	$789.7	137,899,795	$—	$1,711.9	$(569.5)	$(369.1)	$33.3	$1,596.3

Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2024	800,000	$789.9	138,095,244	$—	$1,706.5	$(347.1)	$(406.7)	$42.3	$1,784.9
Shares retired due to common stock repurchase program	—	—	(669,501)	—	(11.9)	6.1	—	—	(5.8)
Share-based compensation	—	—	—	—	6.0	—	—	—	6.0
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(2.9)	—	(2.9)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	5.2	—	5.2
Common stock dividends	—	—	—	—	—	(16.5)	—	—	(16.5)
Preferred stock dividends	—	—	—	—	—	(10.9)	—	—	(10.9)
Net loss	—	—	—	—	—	(48.2)	—	(0.1)	(48.3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at June 30, 2024	800,000	$789.9	137,425,743	$—	$1,700.6	$(416.6)	$(404.4)	$40.9	$1,710.4

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2024	800,000	$789.7	137,442,778	$—	$1,712.8	$(493.7)	$(407.6)	$34.8	$1,636.0
Restricted stock grants (RSG)	—	—	1,562,956	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(712,446)	—	(6.7)	—	—	—	(6.7)
Shares retired due to common stock repurchase program	—	—	(393,493)	—	(7.0)	4.5	—	—	(2.5)
Share-based compensation	—	—	—	—	12.8	—	—	—	12.8
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	87.7	1.8	89.5
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(49.2)	—	(49.2)
Common stock dividends	—	—	—	—	—	(33.1)	—	—	(33.1)
Preferred stock dividends	—	—	—	—	—	(21.8)	—	—	(21.8)
Net (loss) income	—	—	—	—	—	(25.4)	—	1.4	(24.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4.7)	(4.7)
Balance at June 30, 2025	800,000	$789.7	137,899,795	$—	$1,711.9	$(569.5)	$(369.1)	$33.3	$1,596.3

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)

Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4
Issuance of common stock, net of issuance costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Restricted stock grants (RSG)	—	—	379,188	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(129,011)	—	(1.6)	—	—	—	(1.6)
Shares retired due to common stock repurchase program			(1,551,955)	—	(27.5)	14.2	—	—	(13.3)
Share-based compensation	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(14.9)	(0.1)	(15.0)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	14.9	—	14.9
Common stock dividends	—	—	—	—	—	(49.6)	—	—	(49.6)
Preferred stock dividends	—	—	—	—	—	(21.8)	—	—	(21.8)
Net loss	—	—	—	—	—	(10.4)	—	(0.2)	(10.6)
Contributions from noncontrolling interests			—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance at June 30, 2024	800,000	$789.9	137,425,743	$—	$1,700.6	$(416.6)	$(404.4)	$40.9	$1,710.4
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(24.0)	$(10.6)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate, net	(54.3)	(106.6)
Depreciation and amortization	68.6	75.3
Above/below market and straight-line rent amortization	(0.3)	(0.8)
Uncollectible lease income	0.7	1.5
Accretion of discount on loans receivable	(1.2)	(2.1)
Provision for credit losses	3.1	8.5
Benefit from deferred income taxes	(5.0)	(2.3)
Amortization of deferred loan costs	5.7	4.3
Amortization of discount and accretion of premium on issuance of senior notes and mortgage debt	6.0	(3.2)
Unrealized net loss on derivatives	8.3	0.5
(Income) loss from unconsolidated investments	(11.2)	24.8
Operating distributions from unconsolidated investments	31.2	29.4
Deferred compensation	1.1	(5.7)
Share-based compensation	12.8	11.2
Change in assets and liabilities:
Accounts receivable	(4.0)	13.1
Other assets	1.7	(6.7)
Accounts payable, accrued expenses and other liabilities	(49.1)	0.5
Net cash (used in) provided by operating activities	(9.9)	31.1
Cash flows from investing activities:
Proceeds from collection of loans receivable	32.9	15.3
Issuance and acquisition of loans receivable, net of discounts	(26.0)	(21.0)
Net proceeds from sale of consolidated real estate	423.9	330.6
Purchases of real estate	(25.7)	(7.4)
Capital expenditures to real estate	(20.4)	(88.7)
Premiums paid on derivative contracts	(2.1)	(0.6)
Distributions from unconsolidated investments	167.3	4.8
Contributions to unconsolidated investments	(87.8)	(59.4)
Net cash provided by investing activities	462.1	173.6
Cash flows from financing activities:
Borrowings under line of credit	170.0	100.0
Repayment of line of credit	(178.7)	(75.0)
Borrowings under mortgage debt	3.6	97.6
Repayment of mortgage debt	(304.0)	(167.9)
Payment of deferred loan costs	(0.3)	(0.6)
Repurchase and retirement of common stock	(9.2)	(14.8)
Proceeds from issuance of common stock, net of issuance costs	—	(0.1)
Common dividends paid	(34.9)	(67.2)
Preferred dividends paid	(21.8)	(21.8)
Contributions from noncontrolling interests	—	0.1
Loan receivable proceeds received from equity partners	15.6	—
Distributions to noncontrolling interests	(4.7)	(2.2)
Net cash used in financing activities	(364.4)	(151.9)
Effect of currency exchange rate changes on cash and cash equivalents	3.8	—
Net change in cash and cash equivalents(1)	91.6	52.8
Cash and cash equivalents, beginning of period	217.5	313.7
Cash and cash equivalents, end of period	$309.1	$366.5
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Cash paid for:
Interest(1)(2)	$112.2	$119.7
Income taxes	0.1	2.1

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	533.9	261.3
Cash received on interest rate hedges	9.6	23.0
(1) $0.5 million and $0.5 million attributable to noncontrolling interests for the six months ended June 30, 2025 and 2024, respectively.
(2) Excludes $4.5 million of capitalized interest for the six months ended June 30, 2024. There was no capitalized interest for the six months ended June 30, 2025

    As of June 30, 2025 and December 31, 2024 the Company had $113.2 million and $103.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024

Accrued capital expenditures	$1.8	$1.9
Common dividends declared but not paid on common stock	16.5	16.5
Preferred dividends declared but not paid on preferred stock	9.2	9.2
During the six months ended June 30, 2025, the Company contributed three wholly-owned vacant land parcels in Hawaii to its Kohanaiki joint venture residential development. The lots had a fair value of $20.0 million and generated a $3.5 million gain on sale of real estate, net due to the deconsolidation and was treated as a non-cash contribution to the Kohanaiki joint venture.

During the six months ended June 30, 2025, the Company completed a deed-in-lieu transaction with respect to a bridge loan secured by a retail center in Southern California. The Company held the loan with a partner and will now account for the investment as an unconsolidated investment in the underlying real estate. The Company's share of the loan was $14.4 million, which will be accounted for as an increase in unconsolidated investments and corresponding decrease to loan purchases and originations. No gain or loss was recognized as the par value of the loan approximates the fair value of the real estate.

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
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2025 and 2024 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2025. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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

In addition, the Company elected the fair value option for 72 investments in unconsolidated co-investment entities. These 72 co-investments are structured as limited liability companies and limited partnerships with one partner and function under a collaborative decision-making structure and the Company owns a weighted average ownership of approximately 38% of the equity investment in such co-investment investments. The Company elected to record these 72 co-investments at fair value in order to report the change in value in the underlying investments in the results of its current operations in a fashion consistent with its investments in certain commingled funds, as described above.

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

At the end of each reporting period, the Company calculates the carried interest that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interest to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to carried interests to the general partner or asset manager. As of June 30, 2025 and December 31, 2024, the Company has $17.4 million and $27.6 million of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. The amount of the Company’s non-cash carried interest accrual adjustments recorded from its Funds and the 72 co-investments for the six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Funds	$(0.2)	$(10.7)	$(5.5)	$(25.6)
Co-investments	(1.8)	(1.6)	(4.7)	(3.1)
Total	$(2.0)	$(12.3)	$(10.2)	$(28.7)
Carried interests compensation is recorded in the same period that the related carried interests are recorded and can be reversed during periods when there is a reversal of carried interests that were previously recorded. As of June 30, 2025 and December 31, 2024, the Company has $4.0 million and $7.1 million, respectively of accrued carried interests compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. The Company did not pay any carried interest compensation for any of the periods presented.

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
    FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

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
    Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchange rates may have a significant impact on the results of the Company's operations. In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (euro and the British pound) of certain of its wholly-owned and consolidated subsidiaries. KWE has also entered into currency derivative contracts to manage its exposure to euro to British pound currency fluctuations. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company did not adopt any new accounting standards during the six months ended June 30, 2025.
    In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on our consolidated financial statement disclosures.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(Dollars in millions)	2025	2024
Land	$964.2	$979.6
Buildings	3,419.0	3,548.7
Building improvements	408.7	466.9
In-place lease values	250.4	244.3
	5,042.3	5,239.5
Less accumulated depreciation and amortization	(963.5)	(949.1)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$4,078.8	$4,290.4
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years.

Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 7.3 years at June 30, 2025.
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
During the six months ended June 30, 2025, Kennedy Wilson spent $25.7 million for the consolidated acquisition of an industrial development in the United Kingdom.
    Gain on Sale of Real Estate, Net
During the six months ended June 30, 2025, Kennedy Wilson recognized gain on sale of real estate, net of $54.3 million. This includes gain on sale of (i) the sale of 90% equity interest and deconsolidation of a wholly-owned multifamily property, which generated $39.5 million in cash and a gain of $32.2 million; (ii) the sale of non-core office assets in Ireland, Italy and the United Kingdom for a gain of $21.7 million; and (iii) the contribution of three wholly-owned, vacant land parcels in Hawaii to its residential development joint venture. The lots that were contributed to the Company's residential development joint venture had a fair value of $20.0 million and generated a $3.5 million gain on sale of real estate, net due to the deconsolidation and was treated as a non-cash contribution to the joint venture. These gains were offset with a loss of $3.0 million on an Italian office asset.
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
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at June 30, 2025:

(Dollars in millions)	Minimum
Rental Revenues(1)
2025 (remainder)	$58.3
2026	106.1
2027	95.8
2028	82.9
2029	66.1
Thereafter	121.7
Total	$530.9
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of June 30, 2025:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$838.0	$87.8	$122.3	$70.8	$201.8	$1,320.7
Ireland	342.4	144.2	—	5.1	—	491.7
United Kingdom	14.7	168.9	—	29.9	8.8	222.3
Total	$1,195.1	$400.9	$122.3	$105.8	$210.6	$2,034.7

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
    During the six months ended June 30, 2025, the change in unconsolidated investments primarily relates to $102.2 million of contributions to new and existing unconsolidated investments primarily for capital calls for new investments in one of its commingled funds in the Western United States and additional acquisitions of single family homes in our United Kingdom single family rental home platform. We also had contributions to European office assets to pay down mortgage debt and to fund operations during lease up. There were $198.5 million of distributions from unconsolidated investments, $11.2 million of losses from unconsolidated investments (which includes fair value movements), and a $58.4 million increase related to foreign exchange movements and $34.2 million related to other items, which was primarily due to the Company (i) completing a deed-in-lieu transaction on a bridge loan on a retail center located in the South Bay area in Southern California that is now treated as an unconsolidated investment in the underlying real estate in which the Company's share of the loan was $14.4 million and (ii) making a contribution of three wholly-owned, vacant parcels to its residential development joint venture that have a fair value of $20.0 million. Please see below for additional details.
    As of June 30, 2025 and December 31, 2024, $1,829.6 million and $1,884.4 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2025:

	Multifamily		Commercial		Funds		Residential, Hotel and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$18.6	$27.6	$4.5	$—	$0.3	$1.1	$0.6	$131.2	$24.0	$159.9
Ireland	3.0	0.1	2.6	—	—	—	—	—	5.6	0.1
United Kingdom	—	—		—	1.1	—	0.5	7.3	1.6	7.3
Total	$21.6	$27.7	$7.1	$—	$1.4	$1.1	$1.1	$138.5	$31.2	$167.3
Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company. Investing distributions related to: (i) recapitalization of a portion of the Company's interest in Kona Village, (ii) receipt of excess proceeds from multifamily properties that were refinanced, (iii) the payoff of a loan in the Company's European debt platform and (iv) the redemption of our interests in certain hedge funds.
Income (Loss) from Unconsolidated Investments
    The following table presents (loss) income from unconsolidated investments recorded by Kennedy Wilson during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Income from unconsolidated investments - operating performance	$8.9	$6.0	$19.6	$13.8
(Loss) income from unconsolidated investments - fair value	(7.1)	(11.8)	1.8	(9.9)
Loss from unconsolidated investments - carried interests Funds	(0.2)	(10.7)	(5.5)	(25.6)
Loss from unconsolidated investments - carried interests co-investments	(1.8)	(1.6)	(4.7)	(3.1)
	$(0.2)	$(18.1)	$11.2	$(24.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The increase in income from unconsolidated investments related to the following items: (i) increase in rental operations due to the growth of our Co-Investment Portfolio and (ii) improved hotel operations at Kona Village as the property moves closer towards stabilization. These increases were offset by lower gains on sale of homes at Kohanaiki and higher interest expense due to higher mortgage balances from the increase in investments in the Co-Investment Portfolio.

During the six months ended June 30, 2025, the Company recorded fair value increases with respect to: (i) non-cash fair value gains on multifamily assets in Western United States and Ireland from increased NOI at the properties, (ii)VHH due to increases in NOI and (iii) foreign exchange gains, net of hedges as the euro and GBP increased in value in relation to the dollar in the current period. These fair value increases were offset by (i) fair value decreases at an Irish office asset as its lease-up period pushes out and decreases in expected market rents, (ii) fair value decreases on certain U.S. office assets, (iii) fair value decreases associated with certain lower cost mortgages as these move closer to their respective maturity dates and (iv) costs associated with originating new mortgages.

During the six months ended June 30, 2025, the Company recorded a $5.5 million decrease in the accrual for carried interests in our Funds primarily related to the fair value decreases that we recorded with respect to a delayed disposition of office assets in one of our Western United States commingled funds and a $4.7 million decrease in carried interests on certain separate account platforms that hold multifamily assets in the Western United States. As of June 30, 2025, the Company’s net accrued carried interests receivable totaled $17.4 million.

During the six months ended June 30, 2024, the Company recorded fair value decreases with respect to: (i) certain office properties located in Ireland, United States and the United Kingdom due to a lower market assumptions of vacancy and rental growth and (ii) non-cash fair value losses on mortgage debt as previous non-cash fair value gains were unwound as certain loans moved closer to maturity dates. These fair value decreases were offset by a non-cash fair value gain with respect to our minority ownership interest in Zonda, a technology based real estate residential housing advisory business that offers construction data providing insights and solutions for leaders in the home building industry, as a result of Zonda's recent completion of a merger transaction.

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

Vintage Housing Holdings

    As of June 30, 2025 and December 31, 2024, the carrying value of the Company's investment in VHH was $343.3 million and $333.9 million, respectively. For the six months ended June 30, 2025, VHH had distributions of $5.7 million and equity income pickup of $14.5 million, which included $8.9 million relating to fair value adjustments. The increase in the current period primarily relates to increased NOI at the properties. As of June 30, 2025, VHH totaled 12,695 units including 1,870 units under development.
Capital Commitments
    As of June 30, 2025, Kennedy Wilson had unfulfilled capital commitments totaling $227.8 million to eight of its unconsolidated joint ventures, including $40.3 million relating to the Funds, under their respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2025:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,829.6	$1,829.6
Net currency derivative contracts	—	(58.7)	—	(58.7)
Total	$—	$(58.7)	$1,829.6	$1,770.9
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2024:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,884.4	$1,884.4
Net currency derivative contracts	—	(1.2)	—	(1.2)
Total	$—	$(1.2)	$1,884.4	$1,883.2
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 72 unconsolidated co-investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,723.8 million and $1,787.7 million at June 30, 2025 and December 31, 2024, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in its Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $105.8 million and $96.7 million at June 30, 2025 and December 31, 2024, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. See Note 4 for more information on the fluctuations for these investments.
As of June 30, 2025, there were cumulative fair value gains on investments held of $264.9 million.
    In estimating fair value of real estate held by the Funds and the 72 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning balance	$1,911.1	$1,918.9	$1,884.4	$1,927.0
Unrealized and realized gains	16.6	15.4	49.3	56.1
Unrealized and realized losses	(32.3)	(40.3)	(62.6)	(91.3)
Contributions	45.9	31.1	64.4	59.0
Distributions	(164.8)	(13.5)	(183.5)	(26.5)
Foreign exchange	52.8	2.4	77.6	(9.6)
Other	0.3	—	—	(0.7)
Ending balance	$1,829.6	$1,914.0	$1,829.6	$1,914.0
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

Ongoing macroeconomic conditions, such as, but not limited to, uncertainty and volatility of debt and equity markets driven by changing tariff policies, elevated levels of inflation and interest rates, banks' ability and willingness to lend, and other financial institutions and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the six months ended June 30, 2025 and future periods.
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
The Company's investment in Zonda that is accounted for at fair value and is valued using a multiple on trailing twelve month EBITDA.
The table below describes the range of unobservable inputs for real estate assets as of June 30, 2025:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.25% —7.00%	8.25% — 9.00%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	17.00% — 18.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.50% — 6.90%	N/A
Office	Income approach - discounted cash flow	5.20% — 8.00%	7.50% — 9.50%
	Income approach - direct capitalization	5.30% — 10.70%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Hotel	Income approach - discounted cash flow	6.00%	8.30%

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 3.80%, while the market rates used to value fixed rate indebtedness range from 3.90% to 9.30%.
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
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2025, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of June 30, 2025 and December 31, 2024 are included in other assets, net for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The table below details the currency derivative contracts Kennedy Wilson held as of June 30, 2025 and the activity during the six months ended June 30, 2025.

(Dollars, Euros and British Pound Sterling in millions)			June 30, 2025		Six Months Ended June 30, 2025
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI (Losses) Gains		Income Statement Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€155.0	$—	$23.5	$(1.0)		$(18.8)	$0.7	$—
EUR(1)	GBP	€40.0	0.5	—	1.1		—	—	—
EUR(1)(2)	GBP	€300.0	—	—	(13.5)		—	—	—
EUR(3)	GBP	€95.0	—	—	(8.6)		—	—	—
GBP	USD	£410.0	—	35.7	(35.6)		(5.1)	0.2	—
Total Outstanding			0.5	59.2	(57.6)		(23.9)	0.9	—

Settled
GBP	USD		—	—	(1.1)		—	—	(2.1)
Total Settled			—	—	(1.1)		—	—	(2.1)
Total			$0.5	$59.2	$(58.7)	(4)	$(23.9)	$0.9	$(2.1)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Relates to amount outstanding denominated in euro on the Company's revolving line of credit
(4) Excludes deferred tax benefit of $9.7 million.

    The amounts recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson. The Company recognized a $0.4 million gain on a foreign currency hedge that was associated with the sale of office buildings in Ireland during the six months ended June 30, 2025.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the six months ended June 30, 2025, Kennedy Wilson had a gross foreign currency translation gain on its net assets of $89.0 million. As of June 30, 2025, the Company has hedged 96% of the net asset carrying value of its euro denominated investments and 86% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Derivatives

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value losses of $2.6 million for the six months ended June 30, 2025. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $1.3 million loss recorded in principal co-investments. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $12.8 million for the six months ended June 30, 2024. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $3.2 million gain through principal co-investments for the six months ended June 30, 2024.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    Debt liabilities are accounted for at face value plus net unamortized debt premiums/discounts and any fair value adjustments as part of business combinations. The fair value as of June 30, 2025 and December 31, 2024 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.4 billion and $4.5 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $4.6 billion and $4.8 billion at June 30, 2025 and December 31, 2024, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
The Company's global debt platform consists of two portfolios: the Company's construction lending portfolio, which was established with the acquisition of the Construction Loan Portfolio from a bank in the second quarter of 2023 and the Company's bridge loan portfolio.
Within its construction loan portfolio, the Company focuses on originating senior loans to high quality sponsors secured primarily by new market-rate apartment or student housing properties across the United States. The current outstanding balance of commitments totals $2.8 billion (Kennedy Wilson share of $119.0 million). As of June 30, 2025, Kennedy Wilson had unfulfilled capital commitments totaling $145.8 million to our loan portfolio.
The Company's bridge loan portfolio includes loans secured by multifamily, office, retail, industrial and hotel assets in the Western United States and United Kingdom. It also includes certain mezzanine loans that are fixed rate with maturities of 5 to 10 years and are secured by office or multifamily properties in the Western United States.
The Company has loan purchases and originations outstanding of $209.9 million and $231.1 million at June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025 the Company had loan income of $5.7 million and $11.5 million, respectively, and for the three and six months ended June 30, 2024 the Company had loan income of $8.0 million and $16.1 million, respectively. The Company had $19.0 million and $34.8 million of investment management fees which includes base management fees and origination fees for the three and six months ended June 30, 2025, respectively, as compared to $15.9 million and $29.2 million for the three and six months ended June 30, 2024, respectively. The decline in the loan balance and interest income is primarily due to the Company taking a lower ownership percentage in newer loans. The Company's lower ownership interest however, leads to higher investment management fees as the Company receives higher fees as it increases the amount of assets under management. The Company also completed a deed-in-lieu transaction on a retail asset in its bridge loan portfolio that had a $14.4 million loan balance at the Company's share. The Company did not recognize any gain or loss as the fair value of the underlying real estate approximated the loan balance.
For the three and six months ended June 30, 2025, the Company recorded a $2.6 million and $3.1 million credit loss reserve, and for the three and six months ended June 30, 2024, the Company recorded a $3.0 million and $8.5 million credit loss reserve, respectively, in other income. See Note 2 for more detail on CECL reserves.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7—OTHER ASSETS, NET
    Other assets consist of the following:

(Dollars in millions)	June 30, 2025	December 31, 2024
Straight line rent receivable	$36.1	$40.5
Goodwill	23.9	23.9
Interest rate caps and swaps	7.3	12.9
Prepaid expenses	10.2	14.0
Hedge assets	0.5	4.9
Deferred taxes, net	6.2	7.0
Right of use asset, net	10.1	10.1
Leasing commissions, net of accumulated amortization of $15.3 and $13.5 at June 30, 2025 and December 31, 2024, respectively	7.9	7.9
Furniture and equipment net of accumulated depreciation of $21.7 and $21.7 at June 30, 2025 and December 31, 2024, respectively	3.9	5.3
Above-market leases, net of accumulated amortization of $40.4 and $38.5 at June 30, 2025 and December 31, 2024, respectively	1.1	1.4
Other	15.2	13.1
Other assets, net	$122.4	$141.0

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

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2025 (remainder)	$0.6
2026	1.5
2027	1.4
2028	1.4
2029	1.4
Thereafter	31.8
Total undiscounted rental payments	38.1
Less imputed interest	(28.0)
Right of use asset, net	$10.1
NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of June 30, 2025 and December 31, 2024:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	June 30, 2025	December 31, 2024
Multifamily(1)	Western U.S.	$1,493.2	$1,664.9
Commercial(1)	United Kingdom	477.1	434.3
Commercial(1)	Ireland	209.2	209.4
Commercial	Western U.S.	217.6	303.1
Mortgage debt (excluding loan fees)(1)		2,397.1	2,611.7
Unamortized loan fees		(11.9)	(14.5)
Total Mortgage Debt		$2,385.2	$2,597.2
(1) The mortgage debt balances include unamortized debt discount. Debt discount represents the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of June 30, 2025 and December 31, 2024 was $1.3 million and $1.4 million, respectively.
    The Company's consolidated mortgage debt had a weighted average interest rate of 4.94% per annum as of June 30, 2025 and 4.84% as of December 31, 2024. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.6% as of June 30, 2025 and December 31, 2024. Additionally, the Company has recorded fair value movements and interest expense savings as the value of the interest rate caps and swaps have increased with rising interest rates. See Interest Rate Caps and Swaps in Note 5 for more detail. As of June 30, 2025, 67% of Kennedy Wilson's property level debt was fixed rate, 32% was floating rate with interest caps and swaps and 1% was floating rate without interest caps and swaps, compared to 70% of Kennedy Wilson's consolidated property level debt was fixed rate, 27% was floating rate with interest caps and swaps and 2% was floating rate without interest caps and swaps, as of December 31, 2024. The weighted average strike price on caps and maturity of Kennedy Wilson's variable rate mortgage debt is 3.16% and approximately 0.8 years, respectively, as of June 30, 2025.
Mortgage Loan Maturities
    The aggregate maturities of mortgage loans as of June 30, 2025 including amortization and the effects of any extension options. In certain cases, extension options will only be granted after meeting certain lender loan covenants.

(Dollars in millions)	Aggregate Maturities
2025 (remainder)(1)	$93.1
2026	418.3
2027	355.6
2028	345.4
2029	204.3
Thereafter	981.7
2,398.4
Unamortized debt discount	(1.3)
Unamortized loan fees	(11.9)
Total Mortgage Debt	$2,385.2
(1) The Company is actively negotiating loan extensions and refinances with lenders on these loans.
    As of June 30, 2025, the Company was in compliance with all financial mortgage debt covenants. On August 6, 2025, a $60.0 million property-level, non-recourse loan, secured by a wholly-owned office building in Northern California, matured. The Company is in discussions with lender regarding a loan modification and/or extension.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of June 30, 2025 and December 31, 2024:

(Dollars in millions)	June 30, 2025	December 31, 2024
Credit facility	$102.4	$98.3
Senior notes(1):
2029 Notes	601.2	601.3
2030 Notes	600.0	600.0
2031 Notes	601.3	601.4
KW unsecured debt	1,904.9	1,901.0
Unamortized loan fees	(20.5)	(23.1)
Total KW Unsecured Debt	$1,884.4	$1,877.9
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of June 30, 2025 and December 31, 2024 was $2.5 million and $2.7 million, respectively.

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
    The Third A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2025, the Company was in compliance with these covenants.
    As of June 30, 2025, the Third A&R Facility had $102.4 million outstanding with $447.6 million available to be drawn.
    The average outstanding borrowings under the Third A&R Facility was $144.4 million during the six months ended June 30, 2025.

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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 notes), 4.750% (in the case of the 2030 notes) and 5.000% (in the case of the 2031 notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 notes and 2031 notes and March 1, 2022 for the 2030 notes. The notes will mature on March 1, 2029 (in the case of the 2029 notes), February 1, 2030 (in the case of 2030 notes) and March 1, 2031 (in the case of the 2031 notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 notes), September 1, 2024 (in the case of the 2030 notes) or March 1, 2026 (in the case of the 2031 notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 notes and 2031 notes) and September 1, 2024 (for 2030 notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of June 30, 2025, the maximum balance sheet leverage ratio was 1.24 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
    As of June 30, 2025, the Company was in compliance with all financial covenants.
NOTE 10—KWE UNSECURED BONDS
    The following table details KWE unsecured bonds as of June 30, 2025 and December 31, 2024:

(Dollars in millions)	June 30, 2025	December 31, 2024
KWE Euro Medium Term Note Programme(1)	$352.8	$310.0
Unamortized loan fees	(0.1)	(0.2)
Total KWE Unsecured Bonds	$352.7	$309.8
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt at issuance and the principal value of debt and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized discount as of June 30, 2025 and December 31, 2024 was $0.2 million and $0.5 million, respectively.
    As of June 30, 2025, KWE has senior unsecured notes for an aggregate principal amount of approximately $353.0 million (based on June 30, 2025 rates) (€300 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $352.8 million, with an annual fixed coupon of 3.25% and mature in November 2025.  As KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets, KWE designated the KWE Notes as net

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
investment hedges under ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2025, Kennedy Wilson recorded a loss of $13.5 million in other comprehensive income due to the strengthening of the euro against the GBP during the period. The Company intends to repay the KWE Notes through a combination of cash on hand, proceeds from asset sales and its unsecured credit facility.
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
As of June 30, 2025, KWE was in compliance with these covenants.
NOTE 11—EQUITY
Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$21.8	$21.8	$21.8	$21.8
Common Stock(1)	33.1	34.9	49.6	67.2
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During each of the six months ended June 30, 2025 and 2024, Kennedy Wilson recognized $12.8 million and $11.2 million of compensation expense related to the amortization of grant date fair values of restricted stock grants.
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
    During the six months ended June 30, 2025, Kennedy Wilson repurchased 393,493 shares on the open market for $2.5 million under the stock repurchase program. During the six months ended June 30, 2024, Kennedy Wilson repurchased and retired 1,551,955 shares on the open market for $$13.3 million under the stock repurchase program.
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The restricted shares that vested during six months ended June 30, 2025 and 2024 were net-share settled. The total shares withheld during the six months ended June 30, 2025 and 2024 were 712,446 shares and 129,011 shares, respectively. During the six months ended June 30, 2025 and 2024, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $6.7 million and $1.6 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
    The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of taxes from December 31, 2024 to June 30, 2025:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2024	$(156.6)	$105.8	$1.6	$(49.2)
Unrealized gains (losses), arising during the period	89.0	(58.7)	—	30.3
Amounts reclassified out of AOCI during the period, gross	2.3	(0.4)	—	1.9
Amounts reclassified out of AOCI during the period, tax	0.9	0.2	—	1.1
Deferred taxes on unrealized (gains) losses, arising during the period	(2.7)	9.7	—	7.0
Noncontrolling interests	(1.7)	—	—	(1.7)
Balance at June 30, 2025	$(68.8)	$56.6	$1.6	$(10.6)
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
     The following is a summary of the elements used in calculating basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2025	2024	2025	2024
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6.4)	$(59.1)	$(47.2)	$(32.2)

Weighted average shares outstanding for basic	138,144,013	137,588,910	137,946,790	138,142,769
Basic loss per basic share	$(0.05)	$(0.43)	$(0.34)	$(0.23)
Weighted average shares outstanding for diluted(1)	138,144,013	137,588,910	137,946,790	138,142,769
Diluted loss per diluted share	$(0.05)	$(0.43)	$(0.34)	$(0.23)
(1)For the three months ended June 30, 2025 and 2024, a total of 39,036,361 and 39,989,932 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive. For the six months ended June 30, 2025 and 2024, a total of 40,207,143 and 40,160,889 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
The chief operating decision makers ("CODM") who have been identified for the purposes of the reportable segments listed above are the Chief Executive Officer, President, and Chief Financial Officer. They are regularly provided operating results of the Company's reportable segments. These operating results include key operating metrics which inform the CODM's decisions regarding allocation of resources and assessment of the Company's overall operational performance. The key operating metric that the CODM utilizes to evaluate the segments is earnings before interest, taxes, depreciation and amortization, which is further adjusted to add back non-cash share based compensation ("Segment Adjusted EBITDA"). The Company has included a reconciliation of Segment Adjusted EBITDA to net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders in the tables below.
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
The following tables summarize income activity by segment for the three and six months ended June 30, 2025 and 2024 and balance sheet data as of June 30, 2025 and December 31, 2024:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$93.3	$—	$93.3
Investment management fees	—	36.4	36.4
Loans	—	5.7	5.7
Total segment revenue	93.3	42.1	135.4

Income from unconsolidated investments
Principal co-investments	—	1.8	1.8
Carried interests	—	(2.0)	(2.0)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)		34.2	34.2
Income from unconsolidated investments	—	34.0	34.0

Gain on sale of real estate, net	55.1	—	55.1

Segment Expenses
Rental	35.4	—	35.4
Compensation and related	8.7	12.6	21.3
Carried interests compensation	—	(0.6)	(0.6)
General and administrative	3.6	3.7	7.3
Other loss	1.5	2.2	3.7
Other segment items(1)	2.8	(0.1)	2.7
Total segment expenses	52.0	17.8	69.8

Segment Adjusted EBITDA	96.4	58.3	154.7

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.3
Compensation and related, corporate			(11.0)
General and administrative, corporate			(1.5)
Depreciation and amortization			(34.5)
Interest expense			(62.5)
Loss on early extinguishment of debt			(2.1)
Other income, corporate			(1.9)
Provision for income taxes			(4.4)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(34.2)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			2.7
Net income			5.6
Net income attributable to noncontrolling interests			(1.1)
Preferred dividends			(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(6.4)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$190.6	$—	$190.6
Investment management fees	—	61.4	61.4
Loans	—	11.5	11.5
Total segment revenue	190.6	72.9	263.5

Income from unconsolidated investments
Principal co-investments	—	21.4	21.4
Carried interests	—	(10.2)	(10.2)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	67.2	67.2
Income from unconsolidated investments	—	78.4	78.4

Gain on sale of real estate, net	54.3	—	54.3

Segment Expenses
Rental	73.5	—	73.5
Compensation and related	14.5	24.2	38.7
Carried interests compensation	—	(3.3)	(3.3)
General and administrative	6.9	8.9	15.8
Other loss	1.9	2.8	4.7
Other segment items(1)	5.0	(0.2)	4.8
Total segment expenses	101.8	32.4	134.2

Segment Adjusted EBITDA	143.1	118.9	262.0

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.5
Compensation and related, corporate			(20.5)
General and administrative, corporate			(3.4)
Depreciation and amortization			(68.6)
Interest expense			(123.9)
Loss on early extinguishment of debt			(2.1)
Other loss, corporate			(6.1)
Benefit from income taxes			0.5
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(67.2)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			4.8
Net loss			(24.0)
Net income attributable to noncontrolling interests			(1.4)
Preferred dividends			(21.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(47.2)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$97.8	$—	$97.8
Investment management fees	—	26.1	26.1
Loans	—	8.0	8.0
Total segment revenue	97.8	34.1	131.9

Income from unconsolidated investments
Principal co-investments	—	(5.8)	(5.8)
Carried interests	—	(12.3)	(12.3)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	34.3	34.3
Income from unconsolidated investments	—	16.2	16.2

Gain on sale of real estate, net	0.2	—	0.2

Segment Expenses
Rental	37.0	—	37.0
Compensation and related	7.8	14.0	21.8
Carried interests compensation	—	(4.5)	(4.5)
General and administrative	3.3	4.5	7.8
Other (income) loss	(0.5)	3.2	2.7
Other segment items(1)	2.0	(0.4)	1.6
Total segment expenses	49.6	16.8	66.4

Segment Adjusted EBITDA	48.4	33.5	81.9

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			0.1
Compensation and related, corporate			(10.0)
General and administrative, corporate			(1.7)
Depreciation and amortization			(36.4)
Interest expense			(63.8)
Loss on early extinguishment of debt			(0.5)
Other income, corporate			3.0
Benefit from income taxes			11.8
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(34.3)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			1.6
Net (loss) income			(48.3)
Net loss attributable to noncontrolling interests			0.1
Preferred dividends			(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(59.1)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$195.2	$—	$195.2
Hotel	9.3	—	9.3
Investment management fees	—	47.4	47.4
Loans	—	16.1	16.1
Total segment revenue	204.5	63.5	268.0

Income from unconsolidated investments
Principal co-investments	—	3.9	3.9
Carried interests	—	(28.7)	(28.7)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	66.5	66.5
Income from unconsolidated investments	—	41.7	41.7

Gain on sale of real estate, net	106.6	—	106.6

Segment Expenses
Rental	74.2	—	74.2
Hotel	7.6	—	7.6
Compensation and related	17.5	22.1	39.6
Carried interests compensation	—	(10.0)	(10.0)
General and administrative	7.1	7.4	14.5
Other (income) loss	(3.0)	8.5	5.5
Other segment items(1)	3.9	(0.4)	3.5
Total segment expenses	107.3	27.6	134.9

Segment Adjusted EBITDA	203.8	77.6	281.4

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.4
Compensation and related, corporate			(19.8)
General and administrative, corporate			(3.3)
Depreciation and amortization			(75.3)
Interest expense			(128.5)
Loss on early extinguishment of debt			(0.2)
Other income, corporate			12.6
Provision for income taxes			(14.9)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(66.5)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			3.5
Net loss			(10.6)
Net loss attributable to noncontrolling interests			0.2
Preferred dividends			(21.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(32.2)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment revenue	$135.4	$131.9	$263.5	$268.0
Other revenue	0.3	0.1	0.5	0.4
Total consolidated revenue	$135.7	$132.0	$264.0	$268.4

(Dollars in millions)	June 30, 2025	December 31, 2024
Total assets
Consolidated	$4,411.1	$4,591.6
Co-investment	2,244.6	2,273.5
Non-segment	141.2	96.0
Total assets	$6,796.9	$6,961.1
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
    During the six months ended June 30, 2025, the Company generated pre-tax book loss of $24.5 million related to its global operations and recorded a tax benefit of $0.5 million. The tax benefit for the period is below the U.S. statutory tax rate. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and increase in valuation allowance against the Company’s deferred tax asset on the outside basis difference of its investment in KWE.
    On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effect of the legislation on its effective tax rate and financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of June 30, 2025 and December 31, 2024; consolidating statements of operations for the three and six months ended June 30, 2025 and 2024, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2025 or 2024.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2025 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$86.6	$133.7	$88.8	$—	$309.1
Accounts receivable	—	0.7	27.1	14.2	—	42.0
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,177.3	2,901.5	—	4,078.8
Unconsolidated investments	—	9.6	588.0	1,437.1	—	2,034.7
Investments in and advances to consolidated subsidiaries	1,588.9	3,661.5	2,393.2	—	(7,643.6)	—
Loan purchases and originations, net of allowance for credit losses	—	0.4	186.9	22.6	—	209.9
Other assets, net	—	35.8	51.9	34.7	—	122.4
Total assets	$1,588.9	$3,794.6	$4,558.1	$4,498.9	$(7,643.6)	$6,796.9

Liabilities and equity
Liabilities
Accounts payable	$—	$0.4	$2.9	$5.6	$—	$8.9
Accrued expenses and other liabilities	25.9	320.9	101.7	120.9	—	569.4
Mortgage debt	—	—	792.0	1,593.2	—	2,385.2
KW unsecured debt	—	1,884.4	—	—	—	1,884.4
KWE unsecured bonds	—	—	—	352.7	—	352.7
Total liabilities	25.9	2,205.7	896.6	2,072.4	—	5,200.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,563.0	1,588.9	3,661.5	2,393.2	(7,643.6)	1,563.0
Noncontrolling interests	—	—	—	33.3	—	33.3
Total equity	1,563.0	1,588.9	3,661.5	2,426.5	(7,643.6)	1,596.3
Total liabilities and equity	$1,588.9	$3,794.6	$4,558.1	$4,498.9	$(7,643.6)	$6,796.9

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$75.9	$59.8	$—	$135.7

Income (loss) from unconsolidated investments	—	0.3	(11.9)	11.4	—	(0.2)

Gain on sale of real estate, net	—	—	35.7	19.4	—	55.1

Total expenses	6.5	16.9	42.8	44.2	—	110.4

Income from consolidated subsidiaries	12.2	59.1	18.1	—	(89.4)	—
Interest expense	—	(26.1)	(11.4)	(25.0)	—	(62.5)
Loss on early extinguishment of debt	—	—	(1.9)	(0.2)	—	(2.1)
Other loss	—	(1.8)	(2.2)	(1.6)	—	(5.6)
Income before provision for income taxes	5.7	14.6	59.5	19.6	(89.4)	10.0
Provision for income taxes	—	(2.5)	(0.4)	(1.5)	—	(4.4)
Net income	5.7	12.1	59.1	18.1	(89.4)	5.6
Net income attributable to the noncontrolling interests	—	—	—	(1.1)	—	(1.1)
Preferred dividends	(10.9)	—	—	—	—	(10.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.2)	$12.1	$59.1	$17.0	$(89.4)	$(6.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$141.2	$122.8	$—	$264.0

Income (loss) from unconsolidated investments	—	1.7	(19.0)	28.5	—	11.2

Gain on sale of real estate, net	—	—	35.7	18.6	—	54.3

Total expenses	12.8	31.2	82.2	91.0	—	217.2

(Loss) income from consolidated subsidiaries	(11.1)	72.0	24.8	—	(85.7)	—
Interest expense	—	(51.7)	(22.7)	(49.5)	—	(123.9)
Loss on early extinguishment of debt	—	—	(1.9)	(0.2)	—	(2.1)
Other loss	—	(6.0)	(2.8)	(2.0)	—	(10.8)
(Loss) income before benefit from (provision for) income taxes	(23.9)	(15.2)	73.1	27.2	(85.7)	(24.5)
Benefit from (provision for) income taxes	—	4.0	(1.1)	(2.4)	—	0.5
Net (loss) income	(23.9)	(11.2)	72.0	24.8	(85.7)	(24.0)
Net income attributable to the noncontrolling interests	—	—	—	(1.4)	—	(1.4)
Preferred dividends	(21.8)	—	—	—	—	(21.8)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(45.7)	$(11.2)	$72.0	$23.4	$(85.7)	$(47.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$69.4	$62.6	$—	$132.0

Income (loss) from unconsolidated investments	—	0.1	(8.5)	(9.7)	—	(18.1)

Gain on sale of real estate, net	—	—	—	0.2	—	0.2

Total expenses	6.0	18.9	39.5	45.8	—	110.2

(Loss) income from consolidated subsidiaries	(42.5)	(15.9)	(22.4)	—	80.8	—
Interest expense	—	(24.4)	(10.6)	(28.8)	—	(63.8)
Loss on early extinguishment of debt	—	—	—	(0.5)	—	(0.5)
Other income (loss)	0.2	2.7	(4.1)	1.5	—	0.3
Loss before benefit from (provision for) income taxes	(48.3)	(56.4)	(15.7)	(20.5)	80.8	(60.1)
Benefit from (provision for) income taxes	—	13.9	(0.2)	(1.9)	—	11.8
Net loss	(48.3)	(42.5)	(15.9)	(22.4)	80.8	(48.3)
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(10.9)	—	—	—	—	(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(59.2)	$(42.5)	$(15.9)	$(22.3)	$80.8	$(59.1)

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 16 - SUBSEQUENT EVENTS
The Company announced a full redemption of its €300 million outstanding euro-denominated 3.25% notes due November 2025 issued by Kennedy Wilson Europe Real Estate Limited, a wholly-owned subsidiary of Kennedy Wilson. The redemption will be completed on October 3, 2025 and funded using cash proceeds from its previously announced asset sale program, existing liquidity, and/or borrowings under its revolving credit facility. On that date, the Company will pay the full redemption amount comprising the outstanding principal together with all accrued and unpaid interest.

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

Company Overview

We are a real estate investment company as well as an investment manager with over $30.1 billion of Real Estate Assets Under Management (“AUM”) in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, we primarily focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). We have recently focused on growing our investment management and co-investment platform whereby we invest a minority position (with the potential for carried interest) and earn our pro-rata share of income as well as asset management fees in our role as asset manager. During the six months ended June 30, 2025, our investment management platform generated a total of $61.4 million of asset management fees representing a growth of 30% over the same period in 2024.

For the six months ended June 30, 2025, our 244 employees managed our $30.1 billion of AUM, which includes a total of 68,986 multifamily units in which we hold ownership interest in (39,894 units and 1,177 single family units) or finance (27,914 units). Over the past several years, in line with our focus on the growth of our investments in housing and the continued execution of our capital recycling plan and our recent non-core asset disposition plan, our global investment portfolio has significantly evolved to be weighted heavily in equity and debt investments in the rental housing sector, specifically multifamily, both market rate and affordable, and student housing. The table below details key metrics and information of our global investment portfolio (in total and in each of our segments):

	Total	Consolidated	Co-Investments	Ownership(1)
AUM (billions)	$30.1	$14.0	$16.1	32%
	Rental Housing
Multifamily units - market rate(2)	27,199	8,250	18,949	52%
Multifamily units - affordable(2)	12,695	—	12,695	45%
Single family housing units	1,177	—	1,177	10%
	Real Estate Credit (primarily secured by Rental Housing Assets)
Real estate debt investments - 100% (billions)	$10.1	$—	$10.1	4%
	Industrial and Other Real Estate Investments
Industrial square feet (millions)(2)	12.2	—	12.2	18%
US Office square feet (millions)(2)	5.3	1.3	4.0	34%
Europe Office feet square feet (millions)(2)	4.3	2.5	1.8	75%
Retail square feet (millions)(2)	2.7	1.1	1.6	43%
Hotels(2)	1	—	1	35%
(1) Weighted-average ownership percentages.
(2) Includes amounts for properties that are stabilized, under development and unstabilized.

As of June 30, 2025, our global team, managed $30.1 billion of AUM (as noted above) of which $29.3 billion is operating properties and real estate loans (excluding development properties) which produced total revenue of $1.0 billion ($370.1 million at KW's share) compared to $25.9 billion of operating properties as of June 30, 2024 with total revenue of $976.7 million ($368.3 million at KW's share). In addition, as of June 30, 2025, we held interests in 125 real estate loans in our global debt platform, 87% of which have floating interest rates, with an average interest rate of 8.6% per annum, an unpaid principal balance of $4.8 billion ($228.6 million at KW's share) compared to 115 real estate loans, 84% of which had floating interest rates, with an average interest rates of 9.1% per annum, and an unpaid principal balance of $5.1 billion ($271.2 million at KW's share) during the same period in 2024. During the six months ended June 30, 2025, the Company also completed a total of $678.9 million of gross acquisitions and $1,961.2 million of loan investments (KW's ownership interest of 17.9% and 2.5%, respectively) and $685.2 million of gross dispositions and $802.7 million of loan repayments (KW's ownership interest of 77.9% and 5.0%, respectively).
Investment Approach
The following is our investment approach:
•Identify markets with an attractive investment landscape and the potential for growth
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, primarily through our investment management platform with strategic partners and funds that we manage
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three and six months ended June 30, 2025 dating back to 2021.

	Three Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2025	2024	2023	2022	2021
GAAP
Revenues	$135.7	$132.0	$146.5	$136.1	$108.4
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(6.4)	(59.1)	39.0	(9.0)	215.4
Basic (loss) earnings per share of common stock	(0.05)	(0.43)	0.28	(0.07)	1.55
Diluted (loss) earnings per share of common stock	(0.05)	(0.43)	0.28	(0.07)	1.53
Non-GAAP(1)
Adjusted EBITDA	$147.1	$79.3	$195.1	$118.4	$410.2
% change	85%	(59)%	65%	(71)%	—%
Adjusted Net Income	$34.5	$(16.8)	$86.0	$41.4	$264.6
Adjusted Net Income percentage change	(305)%	(120)%	108%	(84)%	—%
Non-cash fair value gains	$(7.1)	$(11.8)	$(15.1)	$15.9	$26.8
Non-cash carried interests (decreases) increases	$(2.0)	$(12.3)	$(7.7)	$(8.7)	$16.2
Consolidated NOI	$55.9	$58.9	$71.7	$76.3	$60.6
% change	(5)%	(18)%	(6)%	26%	—%
JV NOI	$53.1	$46.5	$41.7	$39.8	$27.0
% change	14%	12%	5%	47%	—%
Fee-bearing capital	$9.2	$8.7	$7.9	$5.3	$4.5
% change	6%	10%	49%	18%	—%
AUM	$30.1	$27.1	$25.1	$22.6	$18.5
% change	11%	8%	11%	22%	—%

	Six Months Ended June 30,
($ in millions, except fee bearing capital and AUM which $ in billions)	2025	2024	2023	2022	2021
GAAP
Revenues	$264.0	$268.4	$278.7	$260.8	$207.8
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(47.2)	(32.2)	(1.8)	25.8	209.8
Basic (loss) earnings per share of common stock	(0.34)	(0.23)	(0.01)	0.19	1.51
Diluted (loss) earnings per share of common stock	(0.34)	(0.23)	(0.01)	0.19	1.50
Non-GAAP(1)
Adjusted EBITDA	$245.3	$282.5	$286.0	$278.5	$537.8
% change	(13)%	(1)%	3%	(48)%	—%
Adjusted Net Income	$33.8	$53.7	$91.3	$126.8	$311.6
Adjusted Net Income percentage change	(37)%	(41)%	(28)%	(59)%	—%
Non-cash fair value gains (loss)	$1.8	$(9.9)	$(12.7)	$72.5	$32.1
Non-cash carried interests (decreases) increases	$(10.2)	$(28.7)	$(18.4)	$18.5	$15.8
Consolidated NOI	$112.9	$118.6	$142.5	$145.7	$113.8
% change	(5)%	(17)%	(2)%	28%	—%
JV NOI	$104.3	$90.7	$83.2	$78.5	$53.4
% change	15%	9%	6%	47%	—%
Fee-bearing capital	$9.2	$8.7	$7.9	$5.3	$4.5
% change	6%	10%	49%	18%	—%
AUM	$30.1	$27.1	$25.1	$22.6	$18.5
% change	11%	8%	11%	22%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of June 30, 2025 and as of December 31, 2024 through 2021:

	June 30,	December 31,
(in millions)	2025	2024	2023	2022	2021
Cash and cash equivalents	$309.1	$217.5	$313.7	$439.3	$524.8
Total assets	6,796.9	6,961.1	7,712.1	8,271.8	7,876.5
Mortgage debt	2,385.2	2,597.2	2,840.9	3,018.0	2,959.8
KW unsecured debt	1,884.4	1,877.9	1,934.3	2,062.6	1,852.3
KWE unsecured bonds	352.7	309.8	522.8	506.4	622.8
Kennedy Wilson equity	1,563.0	1,601.2	1,755.1	1,964.0	1,777.6
Noncontrolling interests	33.3	34.8	43.3	46.4	26.3
Total equity	1,596.3	1,636.0	1,798.4	2,010.4	1,803.9
Common shares outstanding	137.9	137.4	138.7	137.8	138.0

The following table shows the historical U.S. federal income tax treatment of Company’s common stock dividend for the years ended December 31, 2024 through 2020:

	December 31,
	2024	2023	2022	2021	2020
Taxable Dividend	100.00%	—%	37.81%	—%	27.14%
Non-Taxable Return of Capital	—%	100.00%	62.19%	100.00%	72.86%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Quarter to Date Highlights

During the three months ended June 30, 2025, we achieved the following:

•Completed a recapitalization transaction with respect to a hotel property that the Company owns through a joint venture. This transaction resulted in the Company receiving $125 million of cash and reducing the Company's ownership interests in the joint venture from 50% to 35%. The underlying joint venture secured an increase in the loan amount under its existing mortgage by an additional $150 million (inclusive of a $25 million reserve) and the entirety of the $125 million initial proceeds were used by the joint venture to redeem a portion of the Company's ownership interests as described above.
•Repaid $178.7 million on the Company's revolving line of credit.
•Originated $1,237.1 million ($30.9 million at our share) of new senior construction loans through our debt investment platform.
•Generated total investment management fees of $36.4 million, an increase of 39% from the first quarter of 2024, including a $7 million development completion fee related to the completion of a development project.
•Continued to see strength in our stabilized multifamily portfolio which saw same-property revenue growth of 2.9% and same-property NOI growth of 3.5%.

For the three months ended June 30, 2025, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $6.4 million as compared to $59.1 million for the same period in 2024. These results include $49.8 million and $62.9 million of non-cash items for the three months ended June 30, 2025 and June 30, 2024, respectively, which primarily consist of depreciation and amortization and changes in fair value (depreciation and amortization of $34.5 million and $36.4 million and fair value decrease of $8.9 million and $20.6 million, respectively). For the three months ended June 30, 2025 we had Adjusted EBITDA of $147.1 million as compared to $79.3 million for the same period in 2024. The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the three months ended June 30, 2025 as compared to the same period in 2024, was primarily due to (i) the recapitalization and deconsolidation of a 1,008 unit wholly-owned multifamily property in which the Company's ownership was reduced from 100% to 10%, (ii) the sale of two non-core office buildings in Ireland with minimal sales activity in the prior period; (iii) higher investment management fees relating to a development completion fee related to the completion of a Southern California multifamily development project and an increase in acquisition fees in our construction loan business due to more loan closings compared to the prior period; and (iv) fair value gains on real estate and foreign exchange movements within unconsolidated investments in the current period compared to fair value losses and higher reversals of carried interest accruals in the prior period.

Year to Date Highlights

During the six months ended June 30, 2025, we achieved the following:

•Originated $1,961.2 million ($49.0 million at our share) of new senior construction loans through our debt investment platform
•Generated total investment management fees of $61.4 million, an increase of 29.5% from the first six months of 2024
•Continued to see strength in our stabilized multifamily portfolio which saw same-store occupancy grow by 0.1% to 94.6%, same-property revenue growth of 3.0%, and same-property NOI growth of 3.9%
•Acquired an industrial development site in the United Kingdom for $48 million, which we expect to recapitalize with a partner in Consolidated portfolio and six multifamily properties in the Mountain West and an industrial property in the Pacific Northwest for $493.7 million. KW has a 12.1% ownership interest in these acquisitions in the Co-Investment Portfolio. Acquired three additional sites for our UK single family platform.
•Recapitalization of Bella Vista which generated $39.5 million in cash and a gain of $32.2 million and sold non-core office assets in Ireland, Italy and the United Kingdom and residential lots in Hawaii for $216 million. The dispositions generated $92.5 million of cash to KW and a gain on sale of $22.4 million.

For the six months ended June 30, 2025, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $47.2 million as compared to $32.2 million for the same period in 2024. These results include $86.8 million and $116.6 million of non-cash expenses for the six months ended June 30, 2025 and June 30, 2024, respectively, which primarily consist of depreciation and amortization and changes in fair value (depreciation and amortization of $68.6 million and $75.3 million and fair value decreases of $5.8 million and $30.7 million, respectively). For the six months ended June 30, 2025 we had Adjusted EBITDA of $245.3 million as compared to $282.5 million for the same period in 2024. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to (i) the sale of the Shelbourne hotel in first quarter of 2024 and the sale of an office building that is part of a larger office park in Issaquah, Washington which led to higher gains on sales than the sales activity in the current period as discussed above; (ii) lower NOI from hotel operations due to the sale of the Shelbourne hotel in the prior period and (iii) lower interest income on loans we own less of newly originated loans in our debt investment business. These factors that contributed to the resulting decrease in net income attributable to Kennedy-Wilson Holdings, Inc.

common shareholders for the six months ended June 30, 2025 as compared to the same period in 2024, were offset by a $36.0 million positive changes in the Company’s income from unconsolidated investments as a result of lower fair value decreases in the current period and lower carried interests reversals on unconsolidated investments and an increase in investment management fees due to the growth of our investment management platform.

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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of June 30, 2025 and December 31, 2024. This table does not include non-segment amounts such as corporate cash and the KWI Notes.

($ in millions)	June 30, 2025	December 31, 2024
Cash(1)	$147.3	$117.4
Real estate	4,078.8	4,290.4
Accounts receivable and other assets	86.7	99.7
Total Assets	$4,312.8	$4,507.5

Accounts payable, accrued expenses and other liabilities	149.5	118.7
Mortgage debt	2,385.2	2,597.2
KWE bonds	352.7	309.8
Total Liabilities	2,887.4	3,025.7

Equity	$1,425.4	$1,481.8
(1)Excludes $161.8 million and $100.1 million as of June 30, 2025 and December 31, 2024, respectively, of corporate non-property level cash.
Co-Investment Portfolio
    In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate-related assets, primarily construction loans, through our Co-Investment Portfolio. We invest alongside our partners and typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio and through our ownership positions, we have the potential to earn carried interest as further discussed below. As of June 30, 2025, we have a weighted average ownership of 38% in our Co-Investment Portfolio. We also earn fees for managing our fee-bearing capital (total third-party committed or invested capital that we manage in our joint ventures and commingled funds), including, without limitation, asset management fees, construction management fees, acquisition and disposition fees and origination fees.
The non-GAAP table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 90% and 92%, respectively), at our share of the underlying investments as of June 30, 2025 and December 31, 2024. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	June 30, 2025	December 31, 2024
Cash	$134.3	$137.5
Real estate	4,854.2	4,564.9
Loans	215.5	243.2
Accounts receivable and other assets	138.1	236.9
Total Assets	$5,342.1	$5,182.5

Accounts payable and accrued expenses	119.9	151.5
Mortgage debt	2,977.6	2,757.5
Total Liabilities	3,097.5	2,909.0

Equity	$2,244.6	$2,273.5
As of June 30, 2025, our fee-bearing capital was $9.2 billion and we recognized $61.4 million in base investment management fees and had $17.4 million in net accrued carried interests receivable (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment), which included a non-cash write down of $10.2 million of carried interests during the six months ended June 30, 2025.
Co-Investment Portfolio Investment Platforms
We have a number of platforms through which we invest in alongside our partners and manage in our Co-Investment Portfolio. For each specific investment opportunity, we evaluate various investment parameters, primarily the asset type, risk return profiles and other parameters against the defined investment parameters of the applicable platforms.
Separate accounts
    We have several high-quality institutional equity partners that we invest alongside with and for whom we act as the general partner and receive investment management fees. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of June 30, 2025, our weighted average ownership interest in the various joint ventures that we manage was 42%.
Commingled funds
    We currently have four closed-end funds that we manage and through which we receive investment management fees and potentially carried interests. We focus on sourcing investors in the U.S., Europe, Japan and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S.-based funds focus on value-add properties in the U.S. that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of June 30, 2025, our weighted average ownership interest in the commingled funds that we manage was 13%.
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

As of June 30, 2025, our global rental housing portfolio consisted of 39,894 units and 1,177 single family housing units.

	Total	Consolidated	Co-Investments
Multifamily units - market rate units(1)	27,199	8,250	18,949
Multifamily units - affordable rate units(1)	12,695	—	12,695
Single family housing units	1,177	—	1,177
(1) Includes 2,158 units that are under development or undergoing lease up.
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

In addition to traditional multifamily units, during the fourth quarter 2024 we launched a new UK single-family rental housing joint-venture with the Canada Pension Plan Investment Board ("CPPIB"), targeting £1 billion in real estate. Under this arrangement, CPPIB will own 90% of the ownership interests, initially committing £500 million in equity and we will own 10% of the ownership interests initially committing £56 million in equity. This joint venture will look to acquire single-family rental properties throughout the UK, targeting areas with strong and growing local economies. As of June 30, 2025 this joint venture has acquired ownership interest in 12 sites which consists of 1,177 single family rental units.
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

As of June 30, 2025, we hold an approximate 50% interest in VHH which acts as the general partner ("GP interest") (developer/asset manager) of 60 affordable housing projects totaling 12,695 units (48 investments held with a tax credit limited partner ("tax credit LP") and 12 investments held fee simple which does not have any outside tax credit LPs. Included in the portfolio are 10,825 operating units and 1,870 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted of a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

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

During the six months ended June 30, 2025, we received $5.7 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $15.0 million of proceeds from VHH, including $10.2 million from recurring monthly distributions and $4.8 million from paid developer fees at conversion and resyndications.

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of June 30, 2025 we have contributed an additional $187.2 million into VHH and have received $387.0 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $343.3 million as of June 30, 2025. Since our acquisition in 2015, we have recorded $365.2 million worth of fair value gains on our investment in VHH, including $8.8 million during the six months ended June 30, 2025.

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

•With respect to investments held by VHH with tax credit LPs, the discounted cash flow analysis also factors in the distinct economic splits between VHH and its tax credit LPs. We also record an estimated fair value of our GP interests with respect to VHH ownership structures with tax credit LPs by taking the fair value of the underlying real estate utilizing the method described above and then factoring in (i) cashflow after debt service and then, (ii) discounting the net cashflow utilizing a levered discount rate that ranges between 17.00% to 18.50% (the "levered discount rates").

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

    Real Estate Credit
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
In the United States, we primarily focus on originating real estate construction loans that consist of variable rate senior loans secured by high-quality, institutional commercial real estate, primarily multifamily and student housing properties, located across the U.S. capitalized by experienced, well-capitalized real estate owners and operators ("the "Construction Loan Portfolio"). Our construction loan originations typically finance 50% to 65% of the cost to construct the underlying properties, with loan fundings typically occurring after sponsor capital has been invested. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance during the construction period, with principal and interest being paid at maturity. In addition to our Construction Loan Portfolio, we have originated and purchased bridge loans that consist of predominantly variable rate loans, with terms that are generally three-years with one or two 12-month extension options (the "Bridge Loan Portfolio"). Our bridge loans are secured by multifamily, office, retail, industrial and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by multifamily or office properties in the Western United States. In April 2025, we announced a $200 million preferred equity and mezzanine real estate investment platform with Tokyu Land Corporation.

    As of June 30, 2025, we held interests in 125 loans in our global debt platform, 87% of which have floating interest rates with an average interest rate of 8.6% per annum and an unpaid principal balance ("UPB") of $4.8 billion (of which our share was a UPB of $215.4 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of June 30, 2025, our loans had unfulfilled capital commitments totaling $5.2 billion (our share of which was $145.8 million).

We have stopped and may stop accruing for interest income if certain loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all of our remedies including, without limitation, pursuing a foreclosure action or deed in lieu of foreclosure to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. As of June 30, 2025, we had three loans (in our bridge loan portfolio) out of the 125 loans in our global debt platform with a $12.6 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies, which may include taking control of the underlying collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.
Commercial
Our industrial portfolio consists of approximately 12.2 million rentable square feet of distribution centers located primarily in the United Kingdom, Ireland and the Mountain West and Northern California regions of the United States. All of the assets in our industrial portfolio are in our Co-Investment Portfolio and we have a weighted average ownership interest of 18% in such assets.
    Our office portfolio consists of approximately 9.5 million rentable square feet of office properties located primarily in the United Kingdom, Ireland and the Western United States. Of the 9.5 million rentable square feet in our office portfolio, approximately 3.8 million rentable square feet (2.5 million rentable square feet of which is from assets located in the United Kingdom and Ireland) is in our Consolidated Portfolio and the remaining 5.7 million rentable square feet is in our Co-Investment Portfolio (which we have a weighted ownership interest of 29%). Office assets in our Consolidated Portfolio are typically large high-quality properties with high replacement costs. Office assets in our Co-Investment Portfolio range from suburban office buildings to office buildings located in central business districts of major cities. Some of our offices consist of flex space for medical lab work or light industrial use and many of our offices focus on tenants in the tech sector.
    Our retail portfolio consists of approximately 2.7 million square feet of primarily suburban shopping centers located in the United Kingdom as well as Dublin and Western United States.
Residential, Hotel and Other
    In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects.
    As of June 30, 2025, we held 21 investments that are primarily comprised of 1,069 residential acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots. As of June 30, 2025, these investments had a Gross Asset Value of $274.5 million, and includes our investment in Kohanaiki a private club and residential community located in Kona, Hawaii. We have $122.9 million equity value in Kohanaiki which represents a 55% ownership interest. In addition to our ownership interest, we manage the Kohanaiki asset and develop residential lots and homes for sale.
We also hold ownership interests in the five-star, Rosewood flagged Kona Village Resort that consists of 150 rooms in Kona, Hawaii and which sits in our Co-Investment Portfolio. After we fully redeveloped the project over seven years, we fully opened the Kona Village Resort in July 2023. We currently expect the property to stabilize in 2026. We have $122.3 million equity value which represents an ownership interest of 35% in the Kona Village Resort.
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
Development and Redevelopment
    We have neared the completion of a 10-year development pipeline totaling $5 billion in 2024. As of June 30, 2025, we have 288 multifamily units we are actively developing and another project we are still in the planning phase.

On the project we are actively developing we currently expect to spend an additional $13 million to complete the project and expect this to be fully funded with a property level construction loan.

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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in the financial markets. Any prolonged downturn in the financial markets or a recession or continued volatility in the financial markets, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the six months ended June 30, 2025 and future periods.

    As of June 30, 2025, $1.8 billion or 90% of our investments in our Co-Investment Portfolio (27% of total assets) were held at estimated fair value. As of June 30, 2025, there were cumulative fair value gains on investments held of $264.9 million, which comprises 14% of the $1.8 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $365.2 million of the $264.9 million cumulative fair value gains. See discussion of VHH above for more detail.   Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the six months ended June 30, 2025, we recorded $1.8 million and $10.2 million, respectively, of net non-cash fair value gains and write downs of carried interests on Co-Investment portfolio investments.

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
The methodology to determine the value of the Company’s investment in VHH is described above under "Multifamily-Affordable Housing."
The table below describes the range of inputs used as of June 30, 2025 for real estate assets:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.25% —7.00%	8.25% — 9.00%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	6.25% —7.00%	17.00% — 18.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.50% — 6.90%	N/A
Office	Income approach - discounted cash flow	5.20% — 8.00%	7.50% — 9.50%
	Income approach - direct capitalization	5.30% — 10.70%	N/A
Industrial	Income approach - discounted cash flow	5.00% — 6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.00%	N/A
Hotel	Income approach - discounted cash flow	6.00%	8.30%

    In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 3.80%, while the market rates used to value fixed rate indebtedness range from 3.90% to 9.30%.

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
    The table below details the changes in the Company's AUM for the six months ended June 30, 2025:

(in millions)	December 31, 2024	Increases	Decreases	June 30, 2025
AUM	$27,952.9	$3,531.5	$(1,425.5)	$30,058.9
    AUM increased 7.5% to approximately $30.1 billion as of June 30, 2025. The increase is due to new loan originations in our construction loan portfolio, acquisitions within our commingled fund and increases on foreign assets from rising foreign exchange rates. These were offset by repayments of construction and bridge loans and the sale of non-core assets.
Please also see "Fair Value Investments" listed above for a discussion of our fair value investments and accounting methodology and any limitations with respect to the same.

Foreign Currency and Currency Derivative Instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$93.3	$—	$93.3
Investment management fees	—	36.4	36.4
Loans	—	5.7	5.7
Total segment revenue	93.3	42.1	135.4

Income from unconsolidated investments
Principal co-investments	—	1.8	1.8
Carried interests	—	(2.0)	(2.0)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)		34.2	34.2
Income from unconsolidated investments	—	34.0	34.0

Gain on sale of real estate, net	55.1	—	55.1

Segment Expenses
Rental	35.4	—	35.4
Compensation and related	8.7	12.6	21.3
Carried interests compensation	—	(0.6)	(0.6)
General and administrative	3.6	3.7	7.3
Other loss	1.5	2.2	3.7
Other segment items(1)	2.8	(0.1)	2.7
Total segment expenses	52.0	17.8	69.8

Segment Adjusted EBITDA	96.4	58.3	154.7

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.3
Compensation and related, corporate			(11.0)
General and administrative, corporate			(1.5)
Depreciation and amortization			(34.5)
Interest expense			(62.5)
Loss on extinguishment of debt			(2.1)
Other income, corporate			(1.9)
Provision for income taxes			(4.4)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(34.2)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			2.7
Net income			5.6
Net income attributable to noncontrolling interests			(1.1)
Preferred dividends			(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(6.4)

	Three Months Ended June 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$97.8	$—	$97.8
Investment management fees	—	26.1	26.1
Loans	—	8.0	8.0
Total segment revenue	97.8	34.1	131.9

Income from unconsolidated investments
Principal co-investments	—	(5.8)	(5.8)
Carried interests	—	(12.3)	(12.3)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	34.3	34.3
Income from unconsolidated investments	—	16.2	16.2

Gain on sale of real estate, net	0.2	—	0.2

Segment Expenses
Rental	37.0	—	37.0
Compensation and related	7.8	14.0	21.8
Carried interests compensation	—	(4.5)	(4.5)
General and administrative	3.3	4.5	7.8
Other (income) loss	(0.5)	3.2	2.7
Other segment items(1)	2.0	(0.4)	1.6
Total segment expenses	49.6	16.8	66.4

Segment Adjusted EBITDA	48.4	33.5	81.9

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.1
Compensation and related, corporate			(10.0)
General and administrative, corporate			(1.7)
Depreciation and amortization			(36.4)
Interest expense			(63.8)
Loss on early extinguishment of debt			(0.5)
Other income, corporate			3.0
Benefit from income taxes			11.8
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(34.3)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			1.6
Net income			(48.3)
Net loss attributable to noncontrolling interests			0.1
Preferred dividends			(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(59.1)

Financial Highlights
    GAAP net loss to common shareholders was $6.4 million and $59.1 million for the three months ended June 30, 2025 and 2024, respectively. The increase in GAAP net income to common shareholders is primarily due to higher gain on sale of real estate, net and improvements in fair value fluctuations in the current period.
    Segment Adjusted EBITDA was $154.7 million and $81.9 million for the three months ended June 30, 2025 and 2024, respectively.

    Operational Highlights
    Same store property highlights for the three months ended June 30, 2025 include:
•For our 16,911 same property market rate multifamily units for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:
◦occupancy increased 0.3% to 94.9%
◦net operating income increased by 3.1%
◦total revenues increased by 2.0%
•For our 10,367 same property affordable rate multifamily units for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:
◦occupancy was down 1.2% to 93.7%
◦net operating income increased by 4.9%
◦total revenues increased by 6.2%
•For 3.3 million square feet of same property office real estate for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:
◦occupancy decreased to 91.6% from 93.4%
◦net operating income increased by (5.7)%
◦total revenues increased by 2.7%
•Investment Transactions
◦Consolidated Portfolio:
•(i) Recapitalized and deconsolidated a 1,008 unit wholly-owned multifamily property which reduced the Company’s ownership interests in the asset to 10%; and (ii) sold non-core office assets in Ireland, Italy and the United Kingdom. These dispositions generated $123.1 million of cash to KW and a gain on sale of $52.4 million.

◦Co-Investment Portfolio:
•Completed $490.8 million in gross real estate acquisitions, which, the Company holds an 11.5% ownership interest.
•Originated $1,237.1 million in new construction loans, completed $523.8 million in additional fundings on existing loans, and realized $321.3 million in repayments, the Company’s share of which were $30.9 million, $16.0 million and $16.1 million respectively

    Foreign Exchange - Results of Operations
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

	Three Months Ended June 30, 2025
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$2.1	2%	$0.2	—%	$2.3	2%
Net (loss) income	—	—%	14.8	231%	14.8	231%
Adjusted EBITDA	2.0	1%	16.5	12%	18.5	13%

	Three Months Ended June 30, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.2)	—%	$—	—%	$(0.2)	—%
Net (loss) income	(0.8)	(1)%	1.9	3%	1.1	2%
Adjusted EBITDA	(1.0)	(1)%	1.7	2%	0.7	1%
Consolidated Portfolio Segment
    Rental income was $93.3 million for the three months ended June 30, 2025 as compared to $97.8 million for the same period in 2024. The $4.5 million decrease is primarily due to asset sales the majority of which were non-core assets in Europe and the Western United States, as well as deconsolidations of multifamily properties in the prior year as a result of asset recapitalizations that resulted in the Company not maintaining sole control of the investments and the investments moving to our investment management business and our Co-Investment Portfolio segment. These decreases have been offset by certain multifamily developments that have been completed and are now operating properties.

Gain on sale of real estate, net was $55.1 million for the three months ended June 30, 2025 as compared to $0.2 million during the same period in 2024. The gain on sale of real estate, net during the three months ended June 30, 2025 was due to (i) recapitalized and deconsolidated a 1,008 unit wholly-owned multifamily property which reduced the Company’s ownership interests in the asset to 10%; and (ii) sold non-core office assets in Ireland, Italy and the United Kingdom. These dispositions generated $123.1 million of cash to KW and a gain on sale of $52.4 million.
    Rental expenses was $35.4 million for the three months ended June 30, 2025 as compared to $37.0 million for the three months ended June 30, 2024. The decrease is due to asset sales as discussed above.
Compensation and related expenses increased to $8.7 million for three months ended June 30, 2025 as compared to $7.8 million for the three months ended June 30, 2024 due to higher allocations of overhead expenses to the Consolidated segment as there were higher gains on sale of real estate, net in the current period.
General and administrative expenses increased to $3.6 million for three months ended June 30, 2025 as compared to $3.3 million for the three months ended June 30, 2024 due to higher allocations of overhead expenses to the Consolidated segment as discussed above.
Other loss was $1.5 million for the three months ended June 30, 2025 as compared to other income of $0.5 million for the three months ended June 30, 2024. We recorded mark to market fair value losses of $1.1 million on undesignated interest rate caps and swap contracts associated with consolidated investments held in the current period, primarily at KWE. We received $2.6 million in cash payments on these derivatives during the three months ended June 30, 2025. We entered into these undesignated contracts to hedge against rising interest rates. We also had realized foreign exchange losses of $0.7 million for the three months ended June 30, 2025. Other income for the three months ended June 30, 2024 was due to mark to market fair value gains of $1.7 million and received $4.7 million in cash payments. We also had realized foreign exchange losses of $1.5 million for the three months ended June 30, 2024.
The following items are not in Segment Adjusted EBITDA above for the Consolidated portfolio but are in net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Depreciation and amortization decreased to $34.5 million during the three months ended June 30, 2025 as compared to $36.4 million for the same period in 2024 due to sales and deconsolidations of consolidated assets as discussed above.

Interest expense was $38.4 million for the three months ended June 30, 2025 as compared to $39.4 million for the same period in 2024. The decrease is due to a decline in consolidated mortgage balances due to asset sales and deconsolidations. Additionally, we hold certain interest rate derivatives that are currently in the money and we are receiving cash payments to offset increase in interest rates. These cash payments are recorded in other loss (income) as a component of fair value movements on undesignated interest rate derivatives. During the three months ended June 30, 2025 and 2024, the Company received $2.6 million and $4.7 million, respectively, in cash payments from its interest rate derivatives on consolidated mortgages. The Company views interest expense net of the impact of interest rate derivatives as part of its interest rate risk analysis.

Co-Investment Portfolio Segment
Investment Management
     We receive fees, including asset management fees, construction management fees, and/or acquisition and disposition fees, for managing assets in our Co-Investment Portfolio on behalf of our partners. During the three months ended June 30, 2025, we had fees recorded through revenues of $36.4 million as compared to $26.1 million for the same period in 2024. During the three months ended June 30, 2025, the increase primarily related to a $7 million one-time development completion fee related to the completion of a Southern California development project and an acquisition fee related to the closing of a multifamily property in Seattle in a new separate account platform.
Co-Investment Operations - Loans
Loan income decreased to $5.7 million during the three months ended June 30, 2025 as compared to $8.0 million for the same period in 2024. These amounts represent interest income on our share of loan investments within our global real estate credit platform and the decrease is due to our newer originations being at a lower ownership percentage than previous loans. Loans in our construction portfolio have moved from 5% ownership on legacy loans to 2.5% on any new originations. Loans in our bridge loan portfolio were also at ownership levels 5% and greater. Although the platform is growing we expect to have lower interest income levels and higher management fee levels going forward.
Co-Investment Operations - Real Estate
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Revenue
Rental	$77.8	$72.0
Hotel	8.9	6.4
Sale of real estate	—	16.7
Total revenue	86.7	95.1

Fair value/other adjustments	(7.5)	(12.8)
Carried interests	(2.0)	(12.3)

Expenses
Rental	24.6	23.6
Hotel	9.0	8.3
Cost of real estate sold	—	15.0
Depreciation and amortization	0.9	1.0
Total expenses	34.5	47.9

Interest expense	(33.3)	(33.4)
Other loss	(9.6)	(6.8)
Loss from unconsolidated investments	$(0.2)	$(18.1)
The increase in income from unconsolidated investments is primarily due to the following:

Operating performance

The increase in income from unconsolidated investments related to the following items: (i) increase in rental operations due to the growth of our Co-Investment Portfolio (ii) improved hotel operations at Kona Village as the property continues to progress towards stabilization. These increases were offset by lower gains on sale of homes at Kohaniki and higher non-recurring expenses in other loss.

Fair Value

During the three months ended June 30, 2025, the Company recorded fair value decreases with respect to (i) mortgages; as lower cost mortgages move closer to maturity dates; (ii) costs associated with originating new mortgages (iii) Irish office asset as its lease up period pushes out and decreases in expected market rents; and (iv) certain U.S. office assets. These fair value decreases were offset by (i) fair value increases on VHH due to increases in NOI and (iii) foreign exchange gains, net of hedges as euro and GBP increased in value in relation to the dollar in the current period.

During the three months ended June 30, 2025, we recorded a $2.0 million decrease in the accrual for carried interests primarily related to certain separate account platforms that hold multifamily assets in the Western United States primarily due to changes in the projected lengths of hold.

During the three months ended June 30, 2024, we recorded non-cash fair value losses with a decrease of approximately 1% in fair values. The minor decreases primarily related to: (i) certain office properties located in Ireland, United States and the United Kingdom due to lower market assumptions of vacancy and rental growth; (ii) certain market rate multifamily properties in the Western United States because of lowered projected growth on NOI; and (iii) non-cash losses on the fair value of debt and interest rate hedges as mortgages move closer to their maturity dates. These fair value decreases were offset by (i) non-cash fair value increases on our investment in Zonda due to increased EBITDA from its recently completed merger and (ii) recorded fair value increases on foreign exchange movements, net of hedges on our euro and GBP denominated fair value investments.

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

Please also see Part I. Item 1. "Fair Value Investments" for additional details.

Expenses

Co-Investment Portfolio expenses increased to $17.8 million for the three months ended June 30, 2025 as compared to $16.8 million for the same period in 2024. The increase compared to the prior period was primarily due to decrease in the reversal of previously recognized carried interest expense allocations and lower reserves for credit losses in our debt business.
    Non-Segment Items
Compensation expense increased to $11.0 million for the three months ended June 30, 2025 as compared to $10.0 million for the three months ended June 30, 2024 due to higher stock based compensation due to the timing of grants in the prior period for the three months ended June 30, 2025.
    Interest expense was $26.2 million for the three months ended June 30, 2025 as compared to $24.4 million for the same period in 2024. For the three months ended June 30, 2025, we had higher average outstanding balance drawn on the line of credit.

Other (loss) income decreased to a loss of $1.9 million for the three months ended June 30, 2025 as compared to other income of $3.0 million for the same period in 2024. During the current reporting period, we recorded mark to market fair value decreases of $0.2 million on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure compared to an increase of $1.4 million in the prior period. The fair value of these contracts has declined period over period as the expectation of future interest rate hikes has declined, the maturity dates of some of our contracts are closer in time than in the prior period and we are starting to receive payments on such contracts. We received $0.3 million and $1.9 million in cash payments on these contracts during the three months ended June 30, 2025 and 2024. For the three months ended June 30, 2025, we also had $2.0 million in dead deal costs.

Our income tax provision was $4.4 million for the three months ended June 30, 2025 as compared to an $11.8 million income tax benefit for the same period in 2024. The decrease in income tax benefit is primarily attributable to additional pre-tax book income in the current period as compared to the same period in 2024. Our effective tax rate for the three months ended June 30, 2025 was 44.0% as compared to an effective tax rate of 19.7% for the same period in 2024. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and additional valuation allowance against the Company's deferred tax asset on the outside basis difference of its investment in KWE.

    Other Comprehensive (Loss) Income
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6.4)	$(59.1)
Unrealized foreign currency translation gains (losses), net of noncontrolling interests and tax	58.1	(2.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	3.0	—
Unrealized foreign currency derivative contract (losses) gains, net of noncontrolling interests and tax	(37.1)	5.2
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$17.6	$(56.8)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended June 30, 2025 and 2024 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2025	2024
Euro	9.0%	(0.3)%
GBP	6.1%	0.8%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended June 30, 2025 and 2024 was income of $17.6 million and a loss of $56.8 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to strengthening of the euro against the GBP and the U.S. Dollar. These translation gains were offset by hedge losses the Company has on its GBP denominated investments.

Kennedy Wilson Consolidated Financial Results: Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$190.6	$—	$190.6
Investment management fees	—	61.4	61.4
Loans	—	11.5	11.5
Total segment revenue	190.6	72.9	263.5

Income from unconsolidated investments
Principal co-investments	—	21.4	21.4
Carried interests	—	(10.2)	(10.2)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	67.2	67.2
Income from unconsolidated investments	—	78.4	78.4

Gain on sale of real estate, net	54.3	—	54.3

Segment Expenses
Rental	73.5	—	73.5
Compensation and related	14.5	24.2	38.7
Carried interests compensation	—	(3.3)	(3.3)
General and administrative	6.9	8.9	15.8
Other loss	1.9	2.8	4.7
Other segment items(1)	5.0	(0.2)	4.8
Total segment expenses	101.8	32.4	134.2

Segment Adjusted EBITDA	143.1	118.9	262.0

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.5
Compensation and related, corporate			(20.5)
General and administrative, corporate			(3.4)
Depreciation and amortization			(68.6)
Interest expense			(123.9)
Loss on early extinguishment of debt			(2.1)
Other loss, corporate			(6.1)
Benefit from income taxes			0.5
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(67.2)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			4.8
Net loss			(24.0)
Net income attributable to noncontrolling interests			(1.4)
Preferred dividends			(21.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(47.2)

	Six Months Ended June 30, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$195.2	$—	$195.2
Hotel	9.3	—	9.3
Investment management fees	—	47.4	47.4
Loans	—	16.1	16.1
Total segment revenue	204.5	63.5	268.0

Income from unconsolidated investments
Principal co-investments	—	3.9	3.9
Carried interests	—	(28.7)	(28.7)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	66.5	66.5
Income from unconsolidated investments	—	41.7	41.7

Gain on sale of real estate, net	106.6	—	106.6

Segment Expenses
Rental	74.2	—	74.2
Hotel	7.6	—	7.6
Compensation and related	17.5	22.1	39.6
Carried interests compensation	—	(10.0)	(10.0)
General and administrative	7.1	7.4	14.5
Other (income) loss	(3.0)	8.5	5.5
Other segment items(1)	3.9	(0.4)	3.5
Total segment expenses	107.3	27.6	134.9

Segment Adjusted EBITDA	203.8	77.6	281.4

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.4
Compensation and related, corporate			(19.8)
General and administrative, corporate			(3.3)
Depreciation and amortization			(75.3)
Interest expense			(128.5)
Loss on early extinguishment of debt			(0.2)
Other income, corporate			12.6
Provision for income taxes			(14.9)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(66.5)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			3.5
Net income			(10.6)
Net loss attributable to noncontrolling interests			0.2
Preferred dividends			(21.8)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(32.2)

Financial Highlights

    GAAP net loss to common shareholders was $47.2 million and $32.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to (i) the sales in the first quarter of 2024 generated higher gains on sale compared to the current period; (ii) lower NOI from hotel operations due to the sale of the Shelbourne hotel in the prior period; and (iii) fair value losses on interest rate derivatives that were recorded during the current period. These were offset by (i) higher investment management fees relating to a one-time development completion fee related to the completion of a Southern California development project, acquisition fee associated with a multifamily asset in Seattle with a new partner and increased acquisition fees in our construction loan business due to more loan closings; and (ii) fair value gains on real estate and foreign exchange movements unconsolidated investments in the current period compared to fair value losses and higher reversals of carried interest accruals in the prior period.
    Segment Adjusted EBITDA was $262.0 million and $281.4 million for the six months ended June 30, 2025 and 2024, respectively.

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
    Operational Highlights
    Same store property highlights for the six months ended June 30, 2025 include:
•For our 16,911 same property multifamily units for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:
◦occupancy increased to 95.0% from 94.4%
◦net operating income increased by 3.6%
◦total revenues increased by 2.3%
•For our 10,367 same property affordable rate multifamily units for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:
◦occupancy was down 1.2% to 93.6%
◦net operating income increased by 5.1%
◦total revenues increased by 5.8%
•For 3.3 million square feet of same property office real estate for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:
◦occupancy was flat at 91.9%
◦net operating income increased by (4.0)%
◦total revenues increased by (2.1)%
•Investment Transactions
◦Consolidated Portfolio:
▪(i) Acquired an industrial development site in the United Kingdom for $48 million, which we expect to recapitalize with a partner; (ii) recapitalized and deconsolidated a 1,008 unit wholly-owned multifamily property which reduced the Company’s ownership interests in the asset to 10%; and (iii) sold non-core office assets in Ireland, Italy and the United Kingdom. These transactions dispositions $132.0 million of cash to KW and a gain on sale of $54.6 million

◦Co-Investment Portfolio:

▪Acquired six multifamily properties in the Mountain West and an industrial property in the Pacific Northwest for $493.7 million. KW has a weighted-average 12.1% ownership interest in these acquisitions. Acquired three additional sites for our UK single family platform.
▪Originated $1,961.2 million in new construction loans, completed $802.7 million in additional fundings on existing loans, and realized $802.7 million in repayments, the Company’s share of which were $49.0 million, $26.3 million and $39.8 million respectively.

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

	Six Months Ended June 30, 2025
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$2.3	1%	$0.3	—%	$2.6	1%
Net (loss) income	(4.3)	(9)%	22.3	47%	18.0	38%
Segment Adjusted EBITDA	(2.1)	(1)%	24.2	10%	22.1	9%

	Six Months Ended June 30, 2024
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$(0.6)	—%	$(0.1)	—%	$(0.7)	—%
Net (loss) income	1.0	3%	3.4	11%	4.4	14%
Segment Adjusted EBITDA	0.5	—%	3.0	1%	3.5	1%
    Consolidated Portfolio Segment

Rental income decreased to $190.6 million for the six months ended June 30, 2025 as compared to $195.2 million for the same period in 2024. The $4.6 million decrease is due to the sale and deconsolidation of consolidation of assets which was offset by the stabilization of recently completed developments as well as rental growth of properties held period over period.
    Hotel income was $9.3 million six months ended June 30, 2024 with no comparable activity in the current period as we sold the Shelbourne hotel in the first quarter of 2024 (which was our only hotel in our Consolidated Portfolio).

Gain on sale of real estate, net was a loss of $54.3 million for the six months ended June 30, 2025 compared to $106.6 million during the same period in 2024. The gain on sale of real estate, net during the six months ended June 30, 2025 was due to (i) recapitalizing and deconsolidation of a 1,008 unit wholly-owned multifamily property which reduced the Company’s ownership interests in the asset to 10%; and (ii) sold non-core office assets in Ireland, Italy and the United Kingdom. These transactions dispositions $132.0 million of cash to KW and a gain on sale of $54.6 million The gain on sale of real estate, net includes an impairment loss of $3.0 million relating to non-core office building in Italy that was marketed for sale during such period. The gain recognized during the six months ended June 30, 2024 relates to the sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a building that is part of a larger office park which resulted in a gain of $21.6 million; and (iii) the remainder of gain on sale of real estate relates to the sale of non-core retail in the United Kingdom. The gain on sale of real estate, net includes an impairment loss of $14.2 million relating to non-core office and retail buildings in the United Kingdom and Spain that were marketed for sale during such period.
    Rental expenses decreased slightly to $73.5 million for the six months ended June 30, 2025 as compared to $74.2 million for the six months ended June 30, 2024. Similar to rental income decreases from properties that had been sold or deconsolidated offset by development properties that have been stabilized.
    Hotel expenses was $7.6 million for the six months ended June 30, 2024 with no comparable activity in the current period due to the sale of the Shelbourne hotel in the first quarter of 2024.
    Compensation expense was $14.5 million for the six months ended June 30, 2025 as compared to $17.5 million for the six months ended June 30, 2024 due to lower discretionary and deferred compensation accruals in the current period.

General and administrative expenses were essentially flat at $6.9 million for the six months ended June 30, 2025 as compared to $7.1 million for the six months ended June 30, 2024.
Other loss was $1.9 million for the six months ended June 30, 2025 as compared to other income of $3.0 million for the six months ended June 30, 2024. We had mark to market fair value decreases of $2.0 million on the Company's undesignated interest rate caps and swap contracts for the six months ended June 30, 2025 as compared to $5.1 million increases in the prior period. The six months ended June 30, 2025 also had a $0.4 million gain on sale of some furniture and fixtures.
The following items are not in Segment Adjusted EBITDA above for Consolidated portfolio but are in net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Depreciation and amortization decreased to $68.6 million during the six months ended June 30, 2025 as compared to $75.3 million for the six months ended June 30, 2024 as a result of the Company being a net seller of assets over the last year.
Interest expense was $74.2 million during the six months ended June 30, 2025 as compared to $79.3 million for the six months ended June 30, 2024. The decrease is primarily due to decreases in consolidated mortgage balance over 2024 due to asset sales over the current and prior periods.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the six months ended June 30, 2025, we had fees recorded through revenues of $61.4 million as compared to $47.4 million from the same period in 2024. During the six months ended June 30, 2025, the increase primarily related to higher origination fees that we earned on the origination of construction loans in the current period. We also had a $7 million one-time development completion fee related to the completion of a Southern California development project and an acquisition fee related to the closing of a multifamily property in Seattle in a new separate account platform. We had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from the growth of our global credit platform and Western United States multifamily separate accounts.
Co-Investment Operations- Loans
Loan income decreased to $11.5 million during the six months ended June 30, 2025 as compared to $16.1 million for the same period in 2024. These amounts represent interest income on our share of loan investments within our global real estate credit platform and the decrease is due to our newer originations being a lower ownership percentage than previous loans. Loans in our construction portfolio have moved from 5% ownership on legacy loans to 2.5% on any new originations. Loans in our bridge loan portfolio were also at ownership levels 5% and greater. Although the platform is growing we expect to have lower interest income levels and higher management fee levels going forward.
Co-Investment Operations - Real Estate
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenue
Rental	$152.0	$141.9
Hotel	20.8	12.6
Sale of real estate	16.6	29.8
Total revenue	189.4	184.3

Fair value/other adjustments	1.1	(12.0)
Carried interests	(10.2)	(28.7)

Expenses
Rental	48.8	46.5
Hotel	19.7	17.3
Cost of real estate sold	17.7	26.2
Depreciation and amortization	1.8	1.9
Total expenses	88.0	91.9

Interest expense	(65.4)	(64.5)
Other loss	(15.7)	(11.8)
Provision for income taxes	—	(0.2)
Income (loss) from unconsolidated investments	$11.2	$(24.8)

The increase in income from unconsolidated investments is primarily due to the following:
Operating performance

The increase in income from unconsolidated investments related to the following items: (i) increase in rental operations due to the growth of our Co-Investment Portfolio (ii) improved hotel operations at Kona Village as the property continues to progress towards stabilization. These increases were offset by lower gains on sale of homes at Kohaniki and higher interest expense due to higher mortgage balances from the increase in investments in the Co-Investment Portfolio.

Fair Value

During the six months ended June 30, 2025, the Company recorded fair value increases with respect to (i) non-cash fair value gains on multifamily assets in Western United States and Ireland from increased NOI at the properties (ii) fair value increases on VHH due to increases in NOI as well and (iii) foreign exchange gains, net of hedges as euro and GBP increased in value in relation to the dollar in the current period. These fair value increases were offset by (i) fair value decreases at an Irish office asset as its lease up period pushes out and decreases in expected market rents; (ii) fair value decreases on U.S. office assets (iii) fair value decreases associated with mortgages as lower cost mortgages move closer to maturity dates and (iv) costs associated with originating new mortgages.

During the six months ended June 30, 2025, the Company recorded a $5.5 million decrease in the accrual for carried interests in our Funds primarily related to the fair value decreases that we recorded with respect to one of our Western United States commingled funds as the timing of disposing office assets has been pushed out and $4.7 million decrease in carried interests on certain separate account platforms that hold multifamily assets in the Western United States. As of June 30, 2025, the Company’s net accrued carried interests receivable totaled $17.4 million.

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

Segment Expenses
Co-Investment Portfolio expenses increased to $32.4 million for the six months ended June 30, 2025 as compared to $27.6 million during the prior period. The increase compared to the prior period was primarily due to higher allocation of corporate expenses due to the growth of the real estate credit business as well as a lower reversal of previously recognized carried interest expense allocations. We also had a $3.1 million and$8.5 million the six months ended June 30, 2025 and 2024, respectively of general reserves that we recorded in other income on our loan portfolio relating to our bridge loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions.
    Non-Segment Items
Compensation and related expenses, corporate increased to $20.5 million for the six months ended June 30, 2025 as compared to $19.8 million for the six months ended June 30, 2024 due to higher share-based compensation due to the timing of share grants in the prior period.
    Non-Segment interest expense was $51.7 million for the six months ended June 30, 2025 as compared to $49.2 million for the same period in 2024 due to higher average outstanding balance on the revolving line of credit in the current period. Interest expense was offset by $0.6 million and $4.6 million that we received on interest rate derivative contracts that paid out during the six months ended June 30, 2025 and 2024 recorded to other income which is discussed below

Other income decreased to $6.1 million for the six months ended June 30, 2025 as compared to $12.6 million for the same period in 2024. During the six months ended June 30, 2025, we had $4.9 million in foreign exchange losses. We had $3.2 million of foreign exchange gains in the prior period. For the six months ended June 30, 2024 we had $5.1 million in fair value gains on interest rate derivatives which the current period had minimal fair value movements. During the six months ended June 30, 2025 we had $2.0 million in dead deal costs.
Our income tax benefit was $0.5 million for the six months ended June 30, 2025 as compared to income tax expense of $14.9 million for the same period in 2024. Our effective tax rate for the six months ended June 30, 2025 was 2.0% as compared to an effective tax rate of 346.5% for the same period in 2024. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and additional valuation allowance against the Company's deferred tax asset on the outside basis difference of its investment in KWE.
    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(47.2)	$(32.2)
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	84.6	(20.2)
Amounts reclassified out of accumulated other comprehensive loss during the period	3.0	5.2
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(49.0)	15.0
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.6)	$(32.2)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the six months ended June 30, 2025 and 2024 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2025	2024
Euro	13.6%	(2.9)%
GBP	9.6%	(0.7)%

Comprehensive loss, net of taxes and noncontrolling interests, for the six months ended June 30, 2025 and 2024 was $8.6 million and $32.2 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the strengthening of the Euro and GBP against the US Dollar in the period. Hedge losses were due to hedges the Company held on GBP investments and KWE held on its Euro denominated investments.

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

As of June 30, 2025, we and our consolidated subsidiaries had $309.1 million ($84.1 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $134.3 million and had $447.6 million of availability under our revolving credit facility ($102.4 million outstanding as of June 30, 2025). As of June 30, 2025, we have $113.2 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.
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
Development and Redevelopment
    We have neared the completion of a 10-year development pipeline totaling $5 billion in 2024. As of June 30, 2025, we have 288 multifamily units we are actively developing and another project we are still in the planning phase. On the project we are actively developing we currently expect to spend an additional $13.0 million to complete the project and expect this to be fully funded with a property level construction loan.
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

					If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	MF Units	KW Est. Total Cost(3)	KW Costs Incurred(3)	KW Est. Costs to Complete(2)
Mountain West	Multifamily	Cloudveil	Under Construction	2026	2026	288	45.8	$33	$13
Pacific Northwest	Multifamily	Bend	In Planning	TBD	TBD	TBD	TBD	22	TBD
	Total					288	$45.8	$55	$13
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2025. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Includes land costs.

Unstabilized and Value Add Capital Expenditure Programs

    We currently have seven assets that comprise 1.4 million commercial square feet that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $19.5 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)
Coopers Cross	Co-Investment	Ireland(2)	Office	50%	1	395,000	—	$2
90 East Buildings	Consolidated	Pacific Northwest	Office	100%	1	410,000	—	11
H4 and H7 at Hamilton Landing(4)	Consolidated	Northern California	Office	100%	1	118,000	34	6
Stockley Park	Consolidated	United Kingdom(2)	Office	100%	1	54,000	—	—
The Heights	Co-Investment	United Kingdom(2)	Office	51%	1	356,000	65	—
Kona Village	Co-Investment	Hawaii	Hotel	35%	1	—	N/A	—
		Total Lease-Up			6	1,333,000	22%	$19
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2025. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.18 USD, and £1.00 = $1.37 USD related to NOI.

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
Other Items
    On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of June 30, 2025, we had $100.9 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company and is tied specifically to the performance and value of the Company’s common stock at the time of each vesting. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the six months ended June 30, 2025 and 2024 the Company recorded $3.2 million and $3.3 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). The compensation committee of the Company’s board of directors recently approved, reserved and authorized increasing the pool available for the Company employees from thirty-five percent to fifty percent issue of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests compensation. Not all of the Company’s co-investment structures are included in the Carried Interests Sharing Program either because a structure does not incorporate carried interests that the Company is eligible to receive and/or a structure was an existing structure prior to the Board’s approval of the Carried Interests Sharing Program. As of June 30, 2025, (i) of the 72 investments in the Company’s co-investment portfolio, 11 of such investments are a part of the Carried Interests Sharing Program; (ii) the Company’s total accrued carried interests in its financial statements is $17.4 million, of which $4.0 million was accrued as carried interests compensation expense as part of the Carried Interests Program. During the six months ended June 30, 2025 and 2024, the Company recorded a reversal of $3.3 million and $10.0 million, respectively related to this program.

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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Net cash (used in) provided by operating activities	$(9.9)	$31.1
Net cash provided by investing activities	462.1	173.6
Net cash used in financing activities	(364.4)	(151.9)

Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $9.9 million and cashflows provided by operating activities were $31.1 million for the six months ended June 30, 2025 and 2024, respectively. The six months ended June 30, 2025 cash flows used in operations were primarily due to the payment of discretionary compensation and interest payments. The increase in cash used in operations as compared to the prior period is due to the receipt of restricted cash amounts relating to escrow amounts in the Construction Loan Portfolio during the six months ended June 30, 2024 as we took servicing of the debt platform in house.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $462.1 million for the six months ended June 30, 2025. We received $423.9 million from the sale and deconsolidation of a 90% interest in a wholly-owned multifamily asset in Northern California, two non-core office buildings in Ireland and non-core commercial assets in the United Kingdom. We received $167.3 million in investing distributions from our co-investments primarily from the recapitalization of our interest in Kona Village, excess proceeds from multifamily properties that were refinanced, the payoff of a loan in our European loan business and the redemption of our interests in hedge funds. Loan draws and our share of new loans issued as part of our Construction Loan and bridge credit platform totaled $26.0 million. We received $32.9 million of proceeds from repayments on loans previously issued. We spent $25.7 million on acquisition of an industrial development asset in London and $20.4 million on capital expenditures related to consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $87.8 million to unconsolidated investments that were primarily used to fund new acquisitions, capital expenditures for new home construction at our Kohanaiki residential development and to pay down property debt held within unconsolidated investments.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $364.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, we drew $170.0 million on our revolving line of credit and repaid $178.7 million on the line of credit. We made $304.0 million of repayments on mortgage debt relating to the recapitalization of multifamily property discussed above and sale of two non-core office buildings in Ireland. During the six months ended June 30, 2025, we paid common dividends of $34.9 million and preferred dividends of $21.8 million and we repurchased $9.2 million of our common stock under our share repurchase plan. We received $15.6 million in cash in our real estate credit platform relating to a loan that paid off that will be distributed to partners in the third quarter 2025.
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
Contractual Obligations and Commercial Commitments
    At June 30, 2025, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(9)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,398.4	$93.0	$1,119.3	$411.2	$774.9
Senior notes(3) (4)	1,800.0	—	—	1,200.0	600.0
Credit Facility(4)	102.4	—	102.4	—	—
KWE Unsecured bonds(4) (5)	353.0	353.0	—	—	—
Total borrowings	4,653.8	446.0	1,221.7	1,611.2	1,374.9
Operating leases	11.8	0.7	3.5	3.4	4.2
Ground leases(8)	28.9	0.1	0.4	0.4	28.0
Total contractual cash obligations(7)	$4,694.5	$446.8	$1,225.6	$1,615.0	$1,407.1
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $64.4 million; 1-3 years - $264.7 million; 4-5 years - $87.8 million; After 5 years - $35.8 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2025.
(2) Excludes $1.3 million of net unamortized debt discount on mortgage debt.
(3) Excludes $2.5 million of net unamortized debt premium on senior notes.
(4) Excludes $32.5 million of unamortized loan fees.
(5) Excludes $0.2 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $446.8 million; 1-3 years - $1,224.7 million; 4-5 years - $1,602.2 million; After 5 years - $1,367.3 million.
(7) Table above excludes $227.8 million unfulfilled capital commitments to our unconsolidated and fund investments and $145.8 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in the case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.2 million, $600.0 million and $601.3 million at June 30, 2025.
    KWE Notes

As of June 30, 2025, KWE has notes outstanding ("KWE Notes") of $353.0 million (based on June 30, 2025 rates), have an annual fixed coupon of 3.25% and mature in November 2025. The KWE Notes are subject to the restrictive covenants discussed below.

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

    The Company has $102.4 million outstanding on the Third A&R Facility with $447.6 million available to be drawn as of June 30, 2025.
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
    The Third Amended and Restated Credit Agreement, dated as of September 12, 2024 (the "Credit Agreement") also contains financial covenants, which require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter; and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2025, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.

    The KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0; and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours. As of June 30, 2025, the Company was in compliance with these covenants.

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
    As of June 30, 2025, the Company was in compliance with all covenant calculations. On August 6, 2025, a $60.0 million property-level, non-recourse loan, secured by a wholly-owned office building in Northern California, matured. The Company is in discussions with lender regarding a loan modification and/or extension.
Off-Balance Sheet Arrangements
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

Capital Commitments
    As of June 30, 2025, we had unfulfilled capital commitments totaling $227.8 million to our joint venture investments and $145.8 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $35.4 million of equity commitments relating to unconsolidated development projects and our UK single family platform. In addition to the unfunded capital commitments on our joint venture investments, we had $85.9 million related to future ground lease payments that run through 2085 on Kona Village. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and six months ended June 30, 2025 dated back through 2021.

	Three Months Ended June 30,
(dollars in millions)	2025	2024	2023	2022	2021
Net income (loss)	$5.6	$(48.3)	$47.3	$(0.9)	$221.2
Non-GAAP Adjustments
Add back (less):
Interest expense	62.5	63.8	66.0	53.2	44.5
Loss on early extinguishment of debt	2.1	0.5	1.7	1.1	23.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	33.3	33.2	23.3	15.1	8.9
Depreciation and amortization	34.5	36.4	40.1	43.3	41.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	1.1	0.8	0.9	1.4
Provision for (benefit from) income taxes	4.4	(11.8)	10.3	0.4	64.9
Share-based compensation	6.5	6.0	7.3	7.3	7.3
EBITDA attributable to noncontrolling interests	(2.7)	(1.6)	(1.7)	(2.0)	(3.5)
Adjusted EBITDA(1)	$147.1	$79.3	$195.1	$118.4	$410.2
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30,
(dollars in millions)	2025	2024	2023	2022	2021
Net (loss) income	$(24.0)	$(10.6)	$18.6	$39.1	$219.6
Non-GAAP Adjustments
Add back (less):
Interest expense	123.9	128.5	128.3	103.7	96.1
Loss on early extinguishment of debt	2.1	0.2	1.6	1.1	38.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	65.4	64.3	43.1	26.4	16.8
Depreciation and amortization	68.6	75.3	79.5	86.6	86.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.8	2.0	1.6	2.0	3.1
(Benefit from) provision for income taxes	(0.5)	14.9	6.4	8.6	67.6
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.2	0.2	—	—
Share-based compensation	12.8	11.2	14.4	14.4	15.0
EBITDA attributable to noncontrolling interests	(4.8)	(3.5)	(7.7)	(3.4)	(5.1)
Adjusted EBITDA(1)	$245.3	$282.5	$286.0	$278.5	$537.8
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30,
(dollars in millions)	2025	2024	2023	2022	2021
Net income (loss)	$5.6	$(48.3)	$47.3	$(0.9)	$221.2
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	34.5	36.4	40.1	43.3	41.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	1.1	0.8	0.9	1.4
Share-based compensation	6.5	6.0	7.3	7.3	7.3
Preferred dividends	(10.9)	(10.9)	(8.4)	(7.8)	(4.3)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(2.1)	(1.1)	(1.1)	(1.4)	(2.7)
Adjusted Net Income (Loss)(1)	$34.5	$(16.8)	$86.0	$41.4	$264.6

(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Six Months Ended June 30,
(dollars in millions)	2025	2024	2023	2022	2021
Net (loss) income	$(24.0)	$(10.6)	$18.6	$39.1	$219.6
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	68.6	75.3	79.5	86.6	86.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	1.8	2.0	1.6	2.0	3.1
Share-based compensation	12.8	11.2	14.4	14.4	15.0
Preferred dividends	(21.8)	(21.8)	(16.3)	(13.1)	(8.6)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(3.6)	(2.4)	(6.5)	(2.2)	(3.6)
Adjusted Net Income(1)	$33.8	$53.7	$91.3	$126.8	$311.6
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2025	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$5.6	$(0.2)	$(24.0)	$11.2
Add: Provision for (benefit from) income taxes	4.4	—	(0.5)	—
Add: Loss (income) from unconsolidated investments	0.2	—	(11.2)	—
Less: Gain on sale of real estate, net(1)	(55.1)	—	(54.3)	—
Add: Interest expense	62.5	33.3	123.9	65.4
Add: Loss on early extinguishment of debt	2.1	—	2.1	—
Add: Other loss	5.6	9.6	10.8	15.7
Less: Sale of real estate(1)	—	—	—	(16.6)
Less: Investment management	(36.4)	—	(61.4)	—
Less: Other	(0.3)	—	(0.5)	—
Less: Loans	(5.7)	—	(11.5)	—
Add: Carried interests	—	2.0	—	10.2
Add: Cost of real estate sold(1)	—	—	—	17.7
Add: Compensation and related	32.3	—	59.2	—
Add: Carried interests expense	(0.6)	—	(3.3)	—
Add: General and administrative	8.8	—	19.2	—
Add: Depreciation and amortization	34.5	0.9	68.6	1.8
Add: Fair value adjustments	—	7.5	—	(1.1)
Less: NCI adjustments	(2.0)	—	(4.2)	—
Net Operating Income	$55.9	$53.1	$112.9	$104.3
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

2024	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net loss	$(48.3)	$(18.1)	$(10.6)	$(24.8)
Add: (Benefit from) provision for income taxes	(11.8)	—	14.9	0.2
Add: Loss from unconsolidated investments	18.1	—	24.8	—
Less: Gain on sale of real estate, net(1)	(0.2)	—	(106.6)	—
Add: Interest expense	63.8	33.4	128.5	64.5
Less: Loss on early extinguishment of debt	0.5	—	0.2	—
Less: Other (income) loss	(0.3)	6.8	(7.1)	11.8
Less: Sale of real estate	—	(16.7)	—	(29.8)
Less: Loans	(8.0)	—	(16.1)	—
Less: Investment management	(26.2)	—	(47.8)	—
Less: Carried interests	—	12.3	—	28.7
Add: Cost of real estate sold	—	15.0	—	26.2
Add: Compensation and related	31.8	—	59.4	—
Add: Carried interests expense	(4.5)	—	(10.0)	—
Add: General and administrative	9.5	—	17.8	—
Add: Depreciation and amortization	36.4	1.0	75.3	1.9
Less: Fair value adjustments	—	12.8	—	12.0
Less: NCI adjustments	(1.9)	—	(4.1)	—
Net Operating Income	$58.9	$46.5	$118.6	$90.7
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

2023	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$47.3	$(1.4)	$18.6	$4.3
Less: Provision for income taxes	10.3	—	6.4	0.2
Add: Loss (income) from unconsolidated investments	1.4	—	(4.3)	—
Less: Gain on sale of real estate, net(1)	(89.0)	—	(108.2)	—
Add: Interest expense	66.0	23.1	128.3	43.0
Less: Loss on early extinguishment of debt	1.7	—	1.6	—
Less: Other (income) loss	(24.3)	—	(21.3)	5.6
Less: Sale of real estate	—	(10.5)	—	(10.5)
Less: Loans	(4.7)	—	(8.4)	—
Less: Investment management	(19.7)	—	(31.0)	—
Less: Carried interests	—	7.7	—	18.4
Add: Cost of real estate sold	—	5.8	—	5.8
Add: Compensation and related	37.0	—	67.6	—
Add: Carried interests expense	(1.1)	—	0.5	—
Add: General and administrative	8.7	—	17.1	—
Add: Depreciation and amortization	40.1	0.8	79.5	1.6
Less: Fair value adjustments	—	16.2	—	14.8
Less: NCI adjustments	(2.0)	—	(3.9)	—
Net Operating Income	$71.7	$41.7	$142.5	$83.2
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

2022	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(0.9)	$30.7	$39.1	$136.1
Add: Provision for income taxes	0.4	—	8.6	—
Less: Income from unconsolidated investments	(30.7)	—	(136.1)	—
Less: Gain on sale of real estate, net(1)	(11.9)	—	(13.8)	—
Add: Interest expense	53.2	15.2	103.7	26.5
Add: Loss on early extinguishment of debt	1.1	—	1.1	—
Less: Other (income) loss	(3.6)	3.3	(9.4)	9.3
Less: Sale of real estate(1)	—	(27.1)	—	(35.1)
Less: Loans	(2.7)	—	(5.0)	—
Less: Investment management	(11.4)	—	(23.1)	—
Less: Carried interests	—	8.7	—	(18.5)
Add: Cost of real estate sold(1)	—	22.7	—	28.4
Add: Compensation and related	33.8	—	69.9	—
Add: Carried interests expense	(2.0)	—	9.8	—
Add: General and administrative	9.4	—	17.3	—
Add: Depreciation and amortization	43.3	0.9	86.6	2.0
Less: Fair value adjustments	—	(14.6)	—	(70.2)
Less: NCI adjustments	(1.7)	—	(3.0)	—
Net Operating Income	$76.3	$39.8	$145.7	$78.5
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

2021	QTD		YTD
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$221.2	$52.4	$219.6	$70.8
Add: Provision for income taxes	64.9	—	67.6	—
Less: Income from unconsolidated investments	(52.4)	—	(70.8)	—
Less: Gain on sale of real estate, net(1)	(328.5)	3.1	(402.0)	3.1
Add: Interest expense	44.5	8.8	96.1	16.7
Add: Loss on early extinguishment of debt	23.8	—	38.6	—
Add: Other loss	0.7	—	4.0	7.5
Less: Sale of real estate(1)	—	2.6	—	(19.1)
Less: Loans	(2.2)	(0.5)	(3.8)	—
Less: Investment management	(9.3)	—	(17.4)	—
Less: Carried interests	—	(16.1)	—	(15.7)
Add: Cost of real estate sold(1)	—	1.1	—	17.0
Add: Compensation and related	48.4	—	83.0	—
Add: Carried interests expense	0.2	—	0.3	—
Add: General and administrative	9.0	—	15.8	—
Add: Depreciation and amortization	41.7	1.5	86.1	3.3
Less: Fair value adjustments	—	(25.9)	—	(30.2)
Less: NCI adjustments	(1.4)	—	(3.3)	—
Net Operating Income	$60.6	$27.0	$113.8	$53.4
(1) The Company’s joint ventures in its Co-Investment business segment predominantly acquire and hold and may ultimately dispose of operating properties which are presented by the Company as net gain or loss on disposition under ASC Topic 606, because the disposition is not considered an “output of the entity’s ordinary activities.” Certain joint ventures in the same business segment, however, dispose of non-operating properties (such as land and condominiums) from time-to-time, and such sales are an “output of the entity’s ordinary activities” under Topic 606. Accordingly the sale of such real estate is presented by the Company on a gross basis (sale of real estate and cost of real estate sold), and, therefore, the portion of the same that is not attributable to the Company’s ownership share is excluded from Co-Investment NOI.

	June 30, 2025
($ in millions)	Consolidated	Co-Investment	Non-Segment	Total
Cash(1)	$147.3	$—	$161.8	$309.1
Real estate	4,078.8	—	—	4,078.8
Unconsolidated Investments	—	2,034.7	—	2,034.7
Loan purchases and originations	—	209.9	—	209.9
Accounts receivable and other assets	86.7	—	77.7	164.4
Total Assets	$4,312.8	$2,244.6	$239.5	$6,796.9

Accounts payable and accrued expenses	149.5	—	428.8	578.3
Mortgage debt	2,385.2	—	—	2,385.2
KW unsecured debt	—	—	1,884.4	1,884.4
KWE bonds	352.7	—	—	352.7
Total Liabilities	2,887.4	—	2,313.2	5,200.6

Equity	1,425.4	2,244.6	(2,073.7)	1,596.3
Total liabilities and equity	$4,312.8	$2,244.6	$239.5	$6,796.9

	December 31, 2024
($ in millions)	Consolidated	Co-Investment	Non-Segment	Total
Cash(1)	$117.4	$—	$100.1	$217.5
Real estate	4,290.4	—	—	4,290.4
Unconsolidated Investments	—	2,042.4	—	2,042.4
Loan purchases and originations	—	231.1	—	231.1
Accounts receivable and other assets	99.7	—	80.0	179.7
Total Assets	$4,507.5	$2,273.5	$180.1	$6,961.1

Accounts payable and accrued expenses	118.7	—	421.5	540.2
Mortgage debt	2,597.2	—	—	2,597.2
KW unsecured debt	—	—	1,877.9	1,877.9
KWE bonds	309.8	—	—	309.8
Total Liabilities	3,025.7	—	2,299.4	5,325.1

Equity	1,481.8	2,273.5	(2,119.3)	1,636.0
Total liabilities and equity	$4,507.5	$2,273.5	$180.1	$6,961.1
Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Three Months Ended June 30,
	2025	2024
Total Revenue	$135.7	$132.0
Less: Investment management fees	(36.4)	(26.1)
Less: Loans	(5.7)	(8.0)
Less: Other	(0.3)	(0.1)
Less: NCI adjustments (1)	(2.4)	(3.1)
Add: Unconsolidated investment adjustments (2)	52.2	50.5
Add: Above/below market rents (6)	(0.1)	(0.5)
Less: Reimbursement of recoverable operating expenses	(6.8)	(7.8)
Less: Properties bought and sold (3)	(2.9)	(7.8)
Less: Other properties excluded (4)	(9.5)	(5.5)
Other Reconciling Items (5)	0.8	(0.7)
Same Property	$124.6	$122.9

	Same Property - Revenue(6)*
	For the Three Months Ended June 30,
Same Property (Reported)	2025	2024
Office - Same Property	$28.5	$29.4
Multifamily Market Rate Portfolio - Same Property	76.3	74.8
Multifamily Affordable Portfolio - Same Property	19.8	18.7
Same Property	$124.6	$122.9

	Same Property - Revenue(6)*
	For the Six Months Ended June 30,
	2025	2024
Total Revenue	$264.0	$268.4
Less: Investment management fees	(61.4)	(47.4)
Less: Loans	(11.5)	(16.1)
Less: Other	(0.5)	(0.4)
Less: NCI adjustments (1)	(6.2)	(6.4)
Add: Unconsolidated investment adjustments (2)	103.8	100.6
Add: Above/below market rents (6)	(0.2)	(0.9)
Less: Reimbursement of recoverable operating expenses	(16.8)	(16.4)
Less: Properties bought and sold (3)	(5.1)	(26.7)
Less: Other properties excluded (4)	(19.6)	(10.9)
Other Reconciling Items (5)	2.2	0.6
Same Property	$248.7	$244.4

	Same Property - Revenue(6)*
	For the Three Months Ended June 30,
Same Property (Reported)	2025	2024
Office - Same Property	$57.1	$58.4
Multifamily Market Rate Portfolio - Same Property	152.4	148.9
Multifamily Affordable Portfolio - Same Property	39.2	37.1
Same Property	$248.7	$244.4
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

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended June 30,
	2025	2024
Net Income	$5.6	$(48.3)
Less: Investment management fees	(36.4)	(26.1)
Less: Loans	(5.7)	(8.0)
Less: Other	(0.3)	(0.1)
Less: Total Income from unconsolidated investments	0.2	18.1
Less: Gain on sale of real estate, net	(55.1)	(0.2)
Add: Compensation and related	32.3	31.8
Add: Carried interests compensation	(0.6)	(4.5)
Add: General and administrative	8.8	9.5
Add: Depreciation and amortization	34.5	36.4
Add: Interest Expense	62.5	63.8
Add: Gain (loss) on early extinguishment of debt	2.1	0.5
Less: Other income (loss)	5.6	(0.3)
Add: Provision for income taxes	4.4	(11.8)
Less: NCI adjustments (1)	(1.8)	(1.9)
Add: Unconsolidated investment adjustments (2)	36.7	35.4
Add: Straight-line and above/below market rents (6)	(0.1)	(0.5)
Less: Properties bought and sold (3)	(2.5)	(5.4)
Less: Other properties excluded (4)	(3.9)	(1.8)
Other Reconciling Items (5)	2.0	0.8
Same Property NOI (Net Effective)*	$88.3	$87.4

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended June 30,
Same Property (Reported)	2025	2024
Office - Same Property	$23.5	$24.8
Multifamily Market Rate Portfolio - Same Property	51.9	50.3
Multifamily Affordable Portfolio - Same Property	12.9	12.3
Same Property NOI (Net Effective)* (Reported)	$88.3	$87.4

	Same Property - NOI (Net Effective)(6)*
	For the Six Months Ended June 30,
	2025	2024
Net Income	$(24.0)	$(10.6)
Less: Investment management fees	(61.4)	(47.4)
Less: Loans	(11.5)	(16.1)
Less: Other	(0.5)	(0.4)
Less: Total Income from unconsolidated investments	(11.2)	24.8
Less: Gain on sale of real estate, net	(54.3)	(106.6)
Add: Compensation and related	59.2	59.4
Add: Carried interests compensation	(3.3)	(10.0)
Add: General and administrative	19.2	17.8
Add: Depreciation and amortization	68.6	75.3
Add: Interest Expense	123.9	128.5
Add: Gain (loss) on early extinguishment of debt	2.1	0.2
Less: Other income (loss)	10.8	(7.1)
Add: Provision for income taxes	(0.5)	14.9
Less: NCI adjustments (1)	(3.9)	(4.1)
Add: Unconsolidated investment adjustments (2)	72.8	70.5
Add: Straight-line and above/below market rents (6)	(0.2)	(0.9)
Less: Properties bought and sold (3)	(4.6)	(14.2)
Less: Other properties excluded (4)	(7.9)	(2.9)
Other Reconciling Items (5)	2.7	2.0
Same Property NOI (Net Effective)*	$176.0	$173.1

	Same Property - NOI (Net Effective)(6)*
	For the Six Months Ended June 30,
Same Property (Reported)	2025	2024
Office - Same Property	$47.1	$48.9
Multifamily Market Rate Portfolio - Same Property	103.6	100.0
Multifamily Affordable Portfolio - Same Property	25.3	24.2
Same Property NOI (Net Effective)* (Reported)	$176.0	$173.1
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2025, 81% of our consolidated level debt is fixed rate, 18% is floating rate with interest caps and 1% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, SOFR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income/loss. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $5.1 million increase in interest expense or $12.5 million of interest expense savings during 2025 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 3.16% and approximately 0.8 years, respectively, as of June 30, 2025.
The table below represents contractual balances of our consolidated financial instruments at the expected maturity dates as well as the fair value as of June 30, 2025. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2025. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total	As of June 30, 2025
Interest rate sensitive assets
Cash and cash equivalents	$309.1	$—	$—	$—	$—	$—	$309.1	$309.1
Average interest rate	1.90%	—%	—%	—%	—%	—%	2.66%	—
Fixed rate receivables*	—	2.4	25.0	10.0	5.3	6.1	48.8	45.2
Average interest rate	—%	4.00%	3.99%	6.80%	6.00%	6.49%	5.10%	—
Variable rate receivables*	10.8	79.8	62.8	22.1	6.2	1.7	183.4	182.3
Average interest rate	10.27%	8.62%	7.95%	8.81%	10.94%	8.04%	8.59%	—
Total	$319.9	$82.2	$87.8	$32.1	$11.5	$7.8	$541.3	$536.6
Weighted average interest rate	2.18%	8.49%	6.83%	8.18%	8.65%	6.82%	4.45%
Interest rate sensitive liabilities
Variable rate borrowings	$28.0	$311.3	$251.1	$110.9	$—	$167.6	$868.9	$862.9
Average interest rate	6.15%	6.14%	6.34%	6.44%	—%	6.03%	6.22%	—
Fixed rate borrowings	413.0	106.5	102.0	336.6	1,407.4	1,419.2	3,784.7	3,547.2
Average interest rate	3.41%	5.64%	3.86%	4.68%	4.79%	4.45%	4.50%	—
Total	$441.0	$417.8	$353.1	$447.5	$1,407.4	$1,586.8	$4,653.6	$4,410.1
Weighted average interest rate	3.58%	6.01%	5.62%	5.12%	4.79%	4.62%	4.82%
(*) Represents principal balance of interest rate receivables, excluding $2.0 million of unamortized discount and $20.3 million of loan loss reserves.
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

    Approximately 37% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of June 30, 2025, we have hedged 96% of the net asset carrying value of our euro denominated investments and 86% of the net asset carrying value of our GBP denominated investments.
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
    As of June 30, 2025, if there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $17.0 million or decrease by $17.4 million, respectively. If rates increase or decrease by 10% we would have an increase of $33.9 million and a decrease of $35.3 million, respectively.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
April 1 - April 30, 2025	—	$—	27,243,510	$103,328,604
May 1 - May 31, 2025	393,493	6.21	27,637,003	100,883,646
June 1 - June 30, 2025	—	—	27,637,003	100,883,646
	393,493	$6.21	27,637,003	$100,883,646
(1) On March 20, 2018, we announced that our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, we announced that our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 6.Exhibits

Exhibit No.	Description	Location

10.1	Third Amendment to the Second Amended and Restated 2009 Equity Participation Plan	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on June 5, 2025

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 7, 2025	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)