Form 10-K
period 2025-12-31
Kennedy-Wilson Holdings, Inc.
filed 2026-02-27
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Based on the last sale at the close of business on June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $772,170,369.

The number of shares of common stock outstanding as of February 23, 2026 was 138,464,514.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K not included herein is incorporated herein by reference to either the definitive Proxy Statement for the registrant's annual meeting of stockholders or an amendment to the is Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days of the registrant’s fiscal year ended December 31, 2025.

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

Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we do not guarantee that the transactions and events described will happen as described (or that they will happen at all). In evaluation these statements, you should specifically consider the risks factors discussed in Part I, Item 1A of this Report, and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

PART I

Item 1.    Business
Company Overview
We are a real estate investment company as well as an investment manager with over $36.4 billion of Real Estate Assets Under Management (“AUM”) in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, we primarily focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). In addition, as further described in this report, we recently expanded our rental housing platform through the acquisition of Toll Brothers' Apartment Living platform and significantly adding to our nationwide development capabilities. We have recently focused on growing our investment management and co-investment platform whereby we invest a minority position (with the potential for carried interest) and earn our pro-rata share of income as well as asset management fees in our role as asset manager. During the year ended December 31, 2025, our investment management platform generated a total of $115.2 million of asset management fees representing a growth of 16% over the same period in 2024.

For the year ended December 31, 2025, our 321 employees managed our $36.4 billion of AUM, which includes a total of 84,834 multifamily units in which we hold an ownership interest in (44,452 multifamily units and 1,965 single family units), finance (30,872 units) and manage (7,545 units). Over the past several years, in line with our focus on the growth of our investments in housing and the continued execution of our capital recycling plan and our recent non-core asset disposition plan, our global investment portfolio has significantly evolved to be weighted heavily in equity and debt investments in the rental housing sector, specifically multifamily, both market rate and affordable, and student housing. The table below details key metrics and information of our global investment portfolio (in total and in each of our segments):

	Total	Consolidated	Co-Investments	Ownership(1)
AUM (billions)	$36.4	$14.7	$21.7	26%
	Rental Housing
Multifamily units - market rate units(2)	31,257	7,862	23,395	45%
Multifamily units - affordable units(2)	13,195	—	13,195	45%
Single family housing units	1,965	—	1,965	10%
	Real Estate Credit (primarily secured by Rental Housing Assets)
Real estate debt investments - 100% (billions)	$10.9	$—	$10.9	3%
	Industrial and Other Real Estate Investments
Industrial square feet (millions)(2)	12.6	—	12.6	18%
US Office square feet (millions)(2)	5.5	1.4	4.1	33%
Europe Office square feet (millions)(2)	3.8	2.2	1.6	75%
Retail square feet (millions)(2)	2.5	1.0	1.5	42%
Hotels(2)	1	—	1	35%
(1)Weighted-average ownership percentages
(2)Includes amounts for properties that are stabilized, under development and unstabilized.

As of December 31, 2025, our global team, managed $36.4 billion of AUM (as noted above) of which $32.5 billion is operating properties and real estate loans (excluding development properties and third party managed assets with no ownership interest) which produced total revenue of $2.0 billion ($713.1 million at KW's share) compared to $27.0 billion of operating properties as of December 31, 2024 with total revenue of $2.0 billion ($739.9 million at KW's share). In addition, as of December 31, 2025, we held interests in 127 real estate loans in our global debt platform, 87% of which have floating interest rates, with an average interest rate of 7.3% per annum, and an unpaid principal balance of $5.1 billion ($205.1 million at KW's share) compared to 118 real estate loans, 81% of which had floating interest rates, with an average interest rates of 8.0% per annum, and an unpaid principal balance of $4.9 billion ($256.1 million at KW's share) during the same period in 2024. During the year ended December 31, 2025, the Company also completed a total of $1.9 billion of gross acquisitions and $3.6 billion of loan investments (KW's ownership interest of 20.0% and 2.3%, respectively) and $1.4 billion of gross dispositions and $1.6 billion of loan repayments (KW's ownership interest of 80.5% and 4.8%, respectively).

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

	Year Ended December 31,
($ in millions, except fee bearing capital which $ in billions)	2025	2024	2023	2022	2021
GAAP
Revenue	$501.0	$531.4	$562.6	$540.0	$453.6
Net (loss) income to Kennedy-Wilson Holdings Inc. common shareholders	(38.8)	(76.5)	(341.8)	64.8	313.2
Basic (loss) income per share of common stock	(0.28)	(0.56)	(2.46)	0.47	2.26
Diluted (loss) earnings per share of common stock	(0.28)	(0.56)	(2.46)	0.47	2.24
Non-GAAP(1)
Adjusted EBITDA(1)	549.5	539.7	189.8	591.5	927.9
% change	1.8%	184.4%	(67.9)%	(36.3)%	—%
Adjusted Net Income (Loss)(1)	119.8	94.3	(151.3)	264.9	509.0
Adjusted Net Income (Loss) percentage change	27.0%	(162.3)%	(157.1)%	(48.0)%	—%
Non-cash fair value gains (losses)	83.9	(6.3)	(229.3)	114.6	213.5
Non-cash carried interests (decreases) increases	(1.8)	(49.7)	(64.3)	(21.1)	117.9
Consolidated Portfolio NOI(1)	214.8	234.2	274.3	294.2	255.8
% change	(8.3)%	(14.6)%	(6.8)%	15.0%	—%
Co-Investment Portfolio NOI(1)	206.4	190.5	168.3	157.6	124.4
% change	8.3%	13.2%	6.8%	26.7%	—%
Fee-bearing capital	11.0	8.8	8.4	5.9	5.0
% change	25.0%	4.8%	42.4%	18.0%	—%
AUM	36.4	28.0	24.5	23.0	21.6
% change	30.0%	14.3%	6.5%	6.5%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

    The table below highlights some of the Company's balance sheet metrics over the past five years:

(In millions)	As of December 31,
	2025	2024	2023	2022	2021
Balance sheet data:
Cash and cash equivalents	$184.5	$217.5	$313.7	$439.3	$524.8
Total assets	6,622.5	6,961.1	7,712.1	8,271.8	7,876.5
Mortgage debt	2,437.7	2,597.2	2,840.9	3,018.0	2,959.8
KW unsecured debt	2,069.8	1,877.9	1,934.3	2,062.6	1,852.3
KWE unsecured bonds	—	309.8	522.8	506.4	622.8
Kennedy Wilson equity	1,535.1	1,601.2	1,755.1	1,964.0	1,777.6
Noncontrolling interests	38.3	34.8	43.3	46.4	26.3
Total equity	1,573.4	1,636.0	1,798.4	2,010.4	1,803.9
Common shares outstanding	137.9	137.4	138.7	137.8	138.0

The following table shows the historical U.S. federal income tax treatment of the Company’s common stock dividend for the years ended December 31, 2025 through 2021:

	December 31,
	2025	2024	2023	2022	2021
Taxable Dividend	—%	100.00%	—%	37.81%	—%
Non-Taxable Return of Capital	100.00%	—%	100.00%	62.19%	100.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Proposed Take-Private

On February 16, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kona Bidco, LLC, a Delaware limited liability company (“Parent”), and Kona Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, collectively, the “Proposed Transactions”), and the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and a subsidiary of Parent (“Surviving Company”). The Proposed Transaction would result in a take-private pursuant to which, as further detailed below, certain affiliates of Fairfax Financial Holdings Limited, a corporation organized under the laws of Canada (“Fairfax”), and certain stockholders of the Company (collectively, the “Rollover Stockholders”) will own 100% of the equity interests of the Company and the Company would no longer be publicly traded.

Please see below in “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Proposed Take-Private” for more details on the Proposed Transaction.
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

The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of December 31, 2025 and 2024. This table does not include amounts such as corporate cash and the KWI Notes.

($ in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents(1)	$107.4	$117.4
Real estate and acquired in place lease values	3,997.4	4,290.4
Accounts receivable and other assets, net	95.6	99.7
Total Assets	$4,200.4	$4,507.5

Accounts payable, accrued expenses and other liabilities	106.4	118.7
Mortgage debt	2,437.7	2,597.2
KWE unsecured bonds	—	309.8
Total Liabilities	2,544.1	3,025.7

Equity	$1,656.3	$1,481.8
(1)Excludes $77.1 million and $100.1 million as of December 31, 2025 and 2024, respectively, of corporate non-property level cash.
Co-Investment Portfolio
In addition to investing our shareholder's capital, we invest capital on behalf of our partners in real estate and real estate-related assets, primarily construction loans, through our Co-Investment Portfolio. We invest alongside our partners and typically have a 5% to 50% ownership interest in the assets in our Co-Investment Portfolio and through our ownership positions, we have the potential to earn carried interest as further discussed below. As of December 31, 2025, we have a weighted average ownership of 37% in our Co-Investment Portfolio. We also earn fees for managing our fee-bearing capital (total third-party committed or invested capital that we manage in our joint ventures and commingled funds), including, without limitation, asset management fees, construction management fees, acquisition and disposition fees and origination fees.
The non-GAAP table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 87% and 92%, respectively), at our share of the underlying investments as of December 31, 2025 and 2024. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$115.7	$137.5
Real estate and acquired in place lease values	4,759.0	4,564.9
Loan purchases and originations	209.2	243.2
Accounts receivable and other assets, net	193.1	236.9
Total Assets	$5,277.0	$5,182.5

Accounts payable, accrued expenses and other liabilities	162.5	151.5
Mortgage debt	2,863.5	2,757.5
Total Liabilities	3,026.0	2,909.0

Equity	$2,251.0	$2,273.5
As of December 31, 2025, our fee-bearing capital was $11.0 billion and we recognized $115.2 million in base investment management fees and had $18.9 million in net accrued carried interests receivable (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment), which included a non-cash write down of $1.8 million of carried interests during the year ended December 31, 2025.

Co-Investment Portfolio Investment Platforms

We have a number of platforms through which we invest in alongside our partners and manage in our Co-Investment Portfolio. For each specific investment opportunity, we evaluate various investment parameters, primarily the asset type, risk return profiles and other parameters against the defined investment parameters of the applicable platforms.
Separate accounts/Joint ventures:

We have several high-quality institutional equity partners that we invest alongside with and for whom we act as the general partner and receive investment management fees. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of December 31, 2025, our weighted average ownership interest in the various joint ventures that we manage was 38%.
Commingled funds:
We currently have four closed-end funds that we manage and through which we receive investment management fees and potentially carried interests. We focus on sourcing investors in the U.S., Europe, Japan and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S.-based funds focus on value-add properties in the U.S. that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of December 31, 2025, our weighted average ownership interest in the commingled funds that we manage was 13%.
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
As of December 31, 2025, our global rental housing portfolio consisted of 44,452 units and 1,965 single family housing units.

	Total	Consolidated	Co-Investments
Multifamily units - market rate units(1)	31,257	7,862	23,395
Multifamily units - affordable rate units(1)	13,195	—	13,195
Single family housing units	1,965	—	1,965
(1) Includes 3,805 units that are under development or undergoing lease up.
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
In addition to traditional multifamily units, during the fourth quarter 2024 we launched a new UK single-family rental housing joint-venture with the Canada Pension Plan Investment Board ("CPPIB"), targeting £1 billion in real estate. Under this arrangement, CPPIB will own 90% of the ownership interests, initially committing £500 million in equity and we will own 10% of the ownership interests initially committing £56 million in equity. This joint venture will look to acquire single-family rental properties throughout the UK, targeting areas with strong and growing local economies. As of December 31, 2025 this joint venture has acquired ownership interest in 22 sites which consists of 1,965 single family rental units.
Multifamily - Development
We expanded our national rental housing platform through the acquisition of Toll Brothers, Inc.’s ("Toll") apartment development platform, adding over $5 billion in assets under management and significantly strengthening our development and management capabilities. The transaction included the acquisition of certain joint venture investments in 18 apartment and student housing properties (KW's weighted average interest in such ventures is 11%) with $1.9 billion in AUM, asset management of 21 additional properties that continue to be owned by Toll totaling $3.4 billion, and the acquisition of 24 acquisition purchase agreements for certain land positions development pipeline with potential capitalization of $2.9 billion. As part of the acquisition, the Company extended employment offers to Toll employees that have been identified as part of Toll's apartment development platform. These employees, including the executive leadership that led Toll's apartment development platform, joined the Company in December 2025, and help provide immediate, fully integrated expertise across acquisition, development, construction management, and asset oversight. The acquisition involved staggered closings, starting in December 2025 with the final closing occurring in January 2026.

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

As of December 31, 2025, we hold an approximate 50% interest in VHH which acts as the general partner ("GP interest") (developer/asset manager) of 61 affordable housing projects totaling 13,195 units (49 investments held with a tax credit limited partner ("tax credit LP") and 12 investments held fee simple which does not have any outside tax credit LPs). The VHH portfolio includes 13,195 units (11,240 operating units and 1,955 units that are under development or lease up), as of December 31, 2025. When we acquired our interest in VHH in 2015, the portfolio consisted of a total of 5,485 units. All of the VHH platform's units are included in our multifamily unit count discussed throughout this report.

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

During the year ended December 31, 2025, we received $24.7 million of proceeds from VHH, including $11.5 million from recurring monthly distributions and $13.1 million from paid developer fees at conversion.

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of December 31, 2025, we have contributed an additional $200.2 million into VHH and have received $409.1 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $388.7 million as of December 31, 2025. Since we acquired our ownership interests in VHH, we have recorded $413.9 million worth of fair value gains on our investment in VHH, including $57.5 million ($30.0 million in fourth quarter) during the year ended December 31, 2025.

The fair value of the real estate investments held through VHH is determined through a discounted cash flow analysis on a partnership-by-partnership basis. This methodology assumes ordinary distributions during the ownership period and the future sale of the underlying properties after the tax credit period has expired. Our methodology of estimating the fair value of such real estate investments assumes certain market inputs, including average capitalization rates at sale between 6.15% - 6.50% and discount rates ranging from 16.25% - 18.25%.

•With respect to investments held by VHH with tax credit LPs, the discounted cash flow analysis also factors in the distinct economic splits between VHH and its tax credit LPs. We also record an estimated fair value on our GP interests with respect to VHH ownership structures with tax credit LPs by taking the fair value of the underlying real estate utilizing the method described above and then factoring in (i) cashflow after debt service and then, (ii) discounting the net cashflow utilizing a levered discount rate that ranges between 16.25% to 18.25% (the "levered discount rates").

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
Real Estate Debt Credit
We have a global credit platform that, as of December 31, 2025, with $10.9 billion invested or committed to future fundings. Our global credit platform, which includes institutional partners across insurance and sovereign wealth funds, invests across the entire real estate credit capital structure in the United States, United Kingdom and Europe and primarily targets loans secured by high-quality real estate located in such jurisdictions. In addition to interest income (which includes origination, exit and extension fees), in our role as asset manager, we earn customary fees for managing the platform. Currently, our global credit investment platform investments have been made without the use of any leverage and are invested through our Co-Investment Portfolio.
In the United States, we primarily focus on originating real estate construction loans that consist of variable rate senior loans secured by high-quality, institutional commercial real estate, primarily multifamily and student housing properties, located across the U.S. capitalized by experienced, well-capitalized real estate owners and operators ("the "Construction Loan Portfolio"). Our construction loan originations typically finance 50% to 65% of the cost to construct the underlying properties, with loan fundings typically occurring after sponsor capital has been invested. The terms are generally three years with short-term, performance-based extension options. Interest typically accrues into principal balance during the construction period, with principal and interest being paid at maturity. In addition to our Construction Loan Portfolio, we have originated and purchased bridge loans that consist of predominantly variable rate loans, with terms that are generally three-years with one or two 12-month extension options (the "Bridge Loan Portfolio"). Our bridge loans are secured by multifamily, office, retail and hotel assets in the Western United States or United Kingdom. We also invest in certain mezzanine loans that are fixed rate and tend to have maturities of 5 to 10 years and are secured by multifamily or office properties in the Western United States.
As of December 31, 2025, we held interests in 127 loans in our global debt platform, 87% of which have floating interest rates with an average interest rate of 7.3% per annum and an unpaid principal balance ("UPB") of $5.1 billion (of which our share was a UPB of $205.1 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of December 31, 2025, our loans had unfulfilled capital commitments totaling $5.8 billion (our share of which was $146.6 million).

We have stopped and may stop accruing for interest income if certain loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all of our remedies including, without limitation, pursuing a foreclosure action or deed in lieu of foreclosure to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. As of December 31, 2025, we had six loans (all of which are within our bridge loan portfolio) out of the 127 total loans in our global debt platform with a $25.8 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies, which may include taking control of the underlying collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.
Commercial
Our industrial portfolio consists of approximately 12.6 million rentable square feet of distribution centers located primarily in the United Kingdom, Ireland and the Mountain West, Northern California, Washington and Southeastern regions of the United States. All of the assets in our industrial portfolio are in our Co-Investment Portfolio and we have a weighted average ownership interest of 18% in such assets.
Our office portfolio consists of approximately 9.3 million rentable square feet of office properties located primarily in the United Kingdom, Ireland and the Western United States. Of the 9.3 million rentable square feet in our office portfolio, approximately 3.6 million rentable square feet (2.2 million rentable square feet of which is from assets located in the United Kingdom and Ireland) is in our Consolidated Portfolio and the remaining 5.7 million rentable square feet is in our Co-Investment Portfolio (which we have a weighted ownership interest of 29%). Office assets in our Consolidated Portfolio are typically large high-quality properties with high replacement costs. Office assets in our Co-Investment Portfolio range from suburban office buildings to office buildings located in central business districts of major cities. Some of our offices consist of flex space for medical lab work or light industrial use and many of our offices focus on tenants in the tech sector.

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

As of December 31, 2025, we held 36 investments primarily comprised of 1,069 acres of land located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots. As of December 31, 2025, these investments had a Gross Asset Value of $388.2 million, and includes our investment in Kohanaiki a private club and residential community located in Kona, Hawaii. We have $122.0 million equity value in Kohanaiki which represents a 55% ownership interest. In addition to our ownership interest, we manage the Kohanaiki asset and develop residential lots and homes for sale.

We also hold ownership interests in the five-star, Rosewood flagged Kona Village Resort that consists of 150 rooms in Kona, Hawaii and which sits in our Co-Investment Portfolio. After we fully redeveloped the project over seven years, we fully opened the Kona Village Resort in July 2023. We have $118.7 million equity value which represents an ownership interest of 35% in the Kona Village Resort.

We have a minority ownership interest in Zonda, a technology based real estate business that offers residential construction data providing insights and solutions for leaders in the home building industry. We account for our ownership interest at fair value and it is included within our unconsolidated investments and the investment is currently being marketed for sale. During the year ended December 31, 2025, we recognized $39.2 million ($34.0 million in fourth quarter 2025) of fair value gains.
This group also includes our investment in liquid non-real estate investments which include investment funds that hold marketable securities and private equity investments.
Development and Redevelopment
We have development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the Residential, Hotel and Other section above, these initiatives may ultimately result in income-producing assets. As of December 31, 2025, we are actively developing 420 multifamily units. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $61.0 million (approximately 74% of which has already been funded), which we expect would be funded through our existing equity, third-party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report for additional detail on these investments.

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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, adverse developments affecting financial institutions and other geopolitical issues, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in the financial markets. Any prolonged downturn in the financial markets or a recession or continued volatility in the financial markets, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2025 and future periods.
As of December 31, 2025, $1.8 billion, or 87%, of our investments in unconsolidated investments (27% of total assets) were held at estimated fair value. As of December 31, 2025, there were cumulative fair value gains of $373.1 million which comprises 21% of the $1.8 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $388.7 million and $333.9 million as of December 31, 2025 and 2024, respectively. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2025, we recognized $83.9 million and $1.8 million, respectively, of net fair value gains and write downs of carried interests on Co-Investment portfolio investments. During the year ended December 31, 2024, we recognized $6.3 million and $49.7 million, respectively, of net fair value losses and write downs of carried interests on Co-Investment portfolio investments.
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
The methodology to determine the value of the Company’s investment in VHH is described above under "Multifamily-Affordable Housing."
The table below describes the range of inputs used as of December 31, 2025 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.15% — 6.50%	8.15% — 8.50%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	16.30% — 18.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.40% — 6.50%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	5.50% — 10.40%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.50%	N/A
Hotel	Income approach - discounted cash flow	5.50%	9.00%
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
Our competitive strengths include:

•Transaction experience: Our senior management team has an average of over 28 years of real estate experience and has been working and investing together on average for almost 18 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.
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
•Vertically integrated platform for operational enhancement: We have 321 employees in 19 offices throughout the United States, the United Kingdom, Ireland and Japan. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.
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
•Management's alignment with shareholders: As of December 31, 2025, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. Due to our management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Industry Overview

Key Investment Markets

Western United States

The U.S. multifamily sector remained fundamentally healthy in 2025. Elevated mortgage rates and persistent affordability challenges continued to limit homeownership, sustaining strong demand for rental housing. Although deliveries remained elevated in select markets due to projects initiated during the prior development cycle, absorption proved resilient. The national housing shortage—estimated at more than 3 million units—continues to underpin long‑term demand. With multifamily construction starts having declined sharply over the past two years, new supply is expected to moderate meaningfully in the near to medium term, supporting stable occupancy and rent trends.

The industrial sector continued to normalize following the rapid expansion seen from 2020 to 2023. After elevated deliveries in 2024, new supply began to taper in 2025 as development pipelines contracted in response to tighter capital markets. Market rents remained generally stable, with modest fluctuations driven by regional supply dynamics.

The lending environment in 2025 showed gradual improvement but remained selective. Banks and FDIC‑insured institutions continued to tighten underwriting standards, resulting in constrained credit availability for development and transitional assets. Construction lending activity remained below historical levels, though certain capital sources, including private lenders and insurance companies, increased their presence in the market as borrowers sought non‑bank financing alternatives.

The office sector faced ongoing headwinds as hybrid work patterns persisted. Tenant preferences continued to favor high‑quality, well‑located assets, contributing to a widening bifurcation between Class A properties and older, less‑competitive buildings. Corporate real estate decision‑making has shown early signs of stabilization, with several markets experiencing increased touring activity and incremental leasing demand for premium office assets.

Hawaii
Hawaii’s real estate market remained stable in 2025, supported by continued strength in tourism. Visitor arrivals were consistent with 2024 levels, while total visitor spending increased modestly, driven by higher per‑visitor expenditures. The median price of single‑family homes remained elevated, reflecting persistent supply constraints and sustained demand from both local and out‑of‑state buyers. Despite broader macroeconomic uncertainty, Hawaii’s unique demand drivers and limited new inventory continued to support market fundamentals across residential and hospitality properties.

Ireland

Ireland’s economy continued to perform well in 2025, supported by strong domestic consumption and sustained foreign direct investment. Modified domestic demand, a key indicator of underlying economic activity, remained robust, contributing to healthy labor market conditions and continued population growth. Although higher construction costs and financing challenges persisted, the Irish residential market remained undersupplied, supporting sustained demand for rental housing and keeping vacancy levels low across major urban markets.

Ireland’s commercial real estate sector saw an improvement in investment momentum in 2025. Office leasing activity in Dublin demonstrated signs of stabilization, driven by technology, life sciences, and financial services tenants seeking well-located, modern space. Demand for industrial and logistics assets remained solid, supported by e‑commerce activity and ongoing supply chain modernization efforts. While lending conditions remained selective, the availability of capital gradually improved, with non-bank lenders continuing to play a meaningful role in financing new acquisitions and developments.

United Kingdom

The United Kingdom experienced a measured economic recovery in 2025 following a period of softer growth and higher inflation. As inflation continued to decline, the Bank of England began easing monetary policy, contributing to improved financing conditions for households and businesses. These trends helped stabilize investment sentiment across the UK real estate market, although performance continued to vary by asset type and location.

The UK residential sector showed early signs of recovery in 2025, supported by falling mortgage rates and strengthened buyer confidence. Rental housing demand remained elevated due to long‑term structural undersupply and persistent affordability constraints, particularly in major urban centers. The industrial and logistics sector continued to outperform, with leasing demand driven by third‑party logistics, manufacturing modernization, and resilient e‑commerce activity.

The UK office sector remained bifurcated, with continued preference for high-quality, amenity-rich buildings in central locations. Hybrid work patterns persisted, placing pressure on older, less efficient assets while supporting demand for modern, sustainable workplace environments. Transaction activity increased modestly in 2025 as improved debt availability and more stable pricing expectations led to greater alignment between buyers and sellers.

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
Within KWE we have historically utilized two types of contracts to hedge our GBP/EUR exposure: foreign forward and option currency contracts and the KWE Euro Medium Term Notes ("KWE Notes") until they were fully repaid in October 2025. The KWE Notes were issued in euros and held by KWE but we have elected to treat the foreign currency movements as a net investment hedge on our euro-denominated investments in KWE. The foreign currency movements on these hedge items above are recorded to unrealized foreign currency derivative contract gains/losses within other comprehensive income for GBP/EUR movements. However, when we translate our investment in KWE from USD/GBP, the foreign currency movements on these items go through unrealized foreign currency translation gains/losses within other comprehensive income.
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
Employees
As of December 31, 2025, we have 321 employees in 19 offices throughout the United States, the United Kingdom, Ireland and Japan. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a strong relationship with our employees.
Available Information
Information about us is available on our website (http://www.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those reports and other statements filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the SEC. Further, a copy of our Code of Ethics can be found on our website at (http://www.kennedywilson.com) and will be made available in print free of charge to any stockholder who requests it. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file is available at the SEC's internet address at http://www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, the SEC's website is not intended to be a part of this filing).

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

Summary Risk Factors
The following is summary of the principal risks that could adversely affect our business, results of operations and financial condition.

•The success of our business is significantly related to general economic conditions and the real estate industry.
•Adverse developments in the credit markets and increased interest rates may harm our business, financial condition and results of operations.
•Our significant operations in the United Kingdom and Ireland and to a lesser extent, Italy and Spain expose our business to risks inherent in conducting business in foreign markets.

•Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments.
•Our real estate development and redevelopment strategies may not be successful
•Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
•If we are unable to identify, acquire and integrate suitable investment opportunities and acquisition targets, our future growth will be impeded.
•Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.
•Our leasing activities depend on various factors, including tenant occupancy and rental rates, which, if adversely affected, could cause our operating results to suffer.
•Our business could be adversely affected by cybersecurity incidents or threats, including, security breaches, cyber-attacks, cyber intrusions or otherwise.
•We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.
•Our debt obligations impose significant operating and financial restrictions.
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
•The price of our common stock may be volatile.
•Our staggered board may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders, and certain anti-takeover provisions in our organizational documents may discourage a change in control.
•We may change our dividend.
•The Proposed Transaction and the pendency of the Proposed Transaction could have a material effect on our business, results of operations, financial condition and stock price.
•The Proposed Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Proposed Transaction could adversely affect our business.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•The Proposed Transaction is subject to certain conditions, some or all of which may not be satisfied, and the Proposed Transaction may not be completed on a timely basis, if at all.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.

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

Certain significant expenditures, such as debt service costs, real estate taxes and operating and maintenance costs, are not necessarily reduced when market conditions are poor (even if reduced, timing of such reductions are delayed). Additionally, real estate investments are generally illiquid, which may affect our ability to promptly change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment under certain joint venture arrangements, and as a result, we may not control when and whether any gain will be realized, or loss avoided. These factors, among others, impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Although current general macroeconomic conditions, globally and locally in the United States and in other countries in which we conduct business, remain volatile and uncertain, we continue to evaluate the extent to which each factor may impact our business, financial condition and results of operations.
We are typically active in many real estate transactions. High interest rates and inflationary pressures in our markets, however, have led to a relatively lower level of transactional activity leading to lower levels of gains recognized and cash generated to reinvest in our business. Previous recessions and downturns in the real estate market have resulted in and may result in:

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

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured bond and revolving credit facility, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.” In addition, due to, among other things, a decrease in transactional activity and the macroeconomic conditions discussed above, we may become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations or our credit ratings. From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. We have a S&P rating of ‘B+’ and the KWI Notes have a rating of ‘B’. S&P's issue-level rating on Kennedy Wilson's preferred stock is "CCC+". Moody's has a rating of "B2" with a stable outlook. These ratings and downgrades thereof (and any future potential downgrades) may impact our ability to access the debt market in the future at desired terms or at all. Any of these factors could lead to a significant deterioration of our business, and we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock or preferred stock dividends. Please also see “Adverse developments in the credit markets and rising interest rates may harm our business, financial condition and results of operations” below.

Adverse developments in the credit markets and increased interest rates may harm our business, financial condition and results of operations.

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

As of December 31, 2025, approximately 29% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Italy and Spain, 96% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting a global business carries significant risks, including:

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

As of December 31, 2025, $1.8 billion, or approximately 87% of our unconsolidated investments and approximately 27% of our total assets were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

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

Through our Multifamily Development and European development platforms we locate, acquire and develop multifamily and student housing projects across the United States and single family housing projects in the United Kingdom. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and the market price of, our common stock, including, but not limited to:
•we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•we may not be able to find equity capital partners;
•we may not be able to obtain financing for development projects, or obtain financing on favorable terms;
•inflation and tariff policies, among other things, may increase construction costs of a project in excess of the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions, natural disasters and pandemics, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);
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
•we may be subject to certain environmental liability related to our development projects, please also see "We may be subject to potential environmental liability" below;
•changes in landlord - tenant laws, rent control or rent stabilization legislation and other regulatory restrictions that emerge during development may adversely impact our development activities;
•we may incur significant costs in defending ourselves against potential construction defect and similar claims;
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

We presently expect to continue operating and acquiring properties in areas that have adopted or may adopt laws and regulations imposing restrictions on the timing or amount of rent increases and a landlord's ability to evict a tenant. In the United States, although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations. The state of California has implemented a statewide rent control initiative that limits rental increases to 5% + CPI. The state of Oregon has also implemented a statewide rent control program that caps annual increases to 7% + CPI with the city of Portland, Oregon limiting increases to 9.2% and the state of Washington passed a 7% + CPI with cap of 10%, among other things. In addition to the statewide rent control programs, various municipalities, including certain cities where we hold investments, have enacted or are considering rent control or rent stabilization legislation.

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

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, including the compliance with any operational or financial covenants, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations. In addition, agreements governing certain of our financings contain cross-default and/or cross-acceleration provisions, including, without limitation, the indentures governing our KWI Notes and the documents governing the Third A&R Facility. For example, the indentures governing the KWI Notes provide that recourse debt that is not paid within any applicable grace period after final maturity or is accelerated by the applicable lender because of a default and the total amount of such recourse debt unpaid or accelerated exceeds seventy-five million dollars, may constitute a default which could lead to the entire principal amount of the KWI Notes to become immediately due and payable. The documents governing the Third A&R Facility contain similar provisions.

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

Our unsecured revolving credit facility and the indentures governing our KWI Notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant. As of December 31, 2025, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same. On August 6, 2025, a $60.0 million property-level, non-recourse loan, secured by a wholly-owned office building in Northern California, matured. The Company is in discussions with lender regarding a loan modification and/or extension.

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

We have also provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $45.6 million at December 31, 2025. The guarantees expire through 2029, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

As of December 31, 2025, we had $98.3 million of California net operating loss carryforwards as well as approximately $87.4 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period. Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply.

As of December 31, 2025, we also had $142.8 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

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

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2025, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

Our stockholders may experience dilution upon the conversion of our Cumulative Perpetual Convertible Preferred Stock or warrants, and we may issue additional equity securities, which may also dilute our stockholders’ interest in us.

Our outstanding warrants are convertible into approximately 25 million shares of common stock and our Series A Cumulative Perpetual Convertible Preferred Stock are convertible into approximately 12 million shares of common stock. We also have an at-the-market equity offering program in place pursuant to which we may issue up to $200 million of shares of common stock. As of December 31, 2025, the exercise price of the warrants was $23.00 per share for the Series B and $16.21 per share for the Series C and the conversion price of the Series A stock was $24.80 per share, in each case subject to further adjustments in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Series A shares and/or warrants and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

Risks Related to the Proposed Merger

The Proposed Transaction and the pendency of the Proposed Transaction could have a material effect on our business, results of operations, financial condition and stock price.

On February 16, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement is subject to certain conditions, including, among others, approval of the Merger Agreement by our stockholders. There are certain risks to our stockholders from the Proposed Transaction, including:

•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is a taxable transaction for stockholders; and
•the fact that, if the Proposed Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

During the period prior to the closing of the Proposed Transaction, our business is exposed to certain potential inherent risks due to the effect of the announcement or pendency of the Proposed Transaction on our business relationships, financial condition, operating results and business. Although it was jointly announced by the Company and the Parent that effective and operational control of the Company will be maintained by the Company's management group led by our CEO and Chairman and that the Company will survive the merger upon effectuation of the Proposed Transactions, certain potential risks may materialize during the pendency of the Proposed Transaction, including:

•difficulties maintaining relationships with customers, vendors, suppliers, tenants, service providers and other financing and business partners of us or our subsidiaries, who may defer decisions about working with us, seek to delay or change existing business relationships with us, or consider entering into business relationships with parties other than us due to the uncertainty regarding the Proposed Transaction;
•the possibility of disruption to our business and operations, including significant diversion of management and certain employee's attention and resources to effectuate the Proposed Transaction;
•the inability to attract and retain key personnel due to uncertainty regarding the Proposed Transaction;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Proposed Transaction, and other restrictions on our ability to conduct our business due to the terms and conditions of the Merger Agreement (see "While the Merger Agreement is in effect, we are subject to restrictions on our business activities");
•our inability to solicit other acquisition proposals during the pendency of the Proposed Transaction;
•the impact of the substantial costs, fees, expenses and charges, including unanticipated expenditures, related to the Merger Agreement and the Proposed Transaction, which we have incurred and expect to continue to incur (see "We will incur direct and indirect costs as result of the Proposed Transaction, which may be more expensive to complete than anticipated");
•market assessments and assumptions with respect to the Proposed Transaction, including the likelihood that the Proposed Transaction will be consummated;
•the pendency and outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement (see "Litigation related to the Proposed Transaction could prevent or delay completion of the Proposed Transaction or otherwise negatively affect our business and operations"); and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Proposed Transaction.

The Proposed Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Proposed Transaction could adversely affect our business.

We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Proposed Transaction is not consummated within the expected timeframe, or at all. The consummation of the Proposed Transaction is subject to certain conditions, including obtaining the Company Stockholder Approval.

The Merger Agreement contains termination rights for each of the Company, acting with the prior approval of the Special Committee of the Board of Directors (the "Special Committee"), or Parent, under certain circumstances, including among others (i) if the Merger is not completed by November 16, 2026 ( as such date may be extended by the mutual written consent of the Company (acting with the prior approval of the Special Committee) and Parent the “Outside Date”), subject to certain limitations, (ii) a governmental authority of competent jurisdiction has enacted, issued, promulgated, enforced or entered any law permanently restraining, enjoining, prohibiting or making illegal the consummation of the Merger and such law has become final and non-appealable, subject to certain limitations, (iii) the other party breaches its representations, warranties or covenants in the Merger Agreement such that the relevant closing conditions would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach, or (iv) the Company Stockholder Approvals are not obtained at the stockholders meeting convened therefor or at any adjournment or postponement thereof; provided that Parent shall not be permitted to exercise such right if any of the Security Holders (as defined in the Merger Agreement) have breached certain provisions of the Voting Agreements (as defined below). Parent and the Company (acting with the prior approval of the Special Committee) may also terminate the Merger Agreement by mutual written consent. Parent may also terminate the Merger Agreement if the Board of Directors (acting upon the recommendation of the Special Committee) or the Special Committee shall have effected an Adverse Recommendation Change (as defined in the Merger Agreement), subject to certain limitations. The Company (acting with the prior approval of the Special Committee) may also terminate the Merger Agreement if, prior to obtaining the Company Stockholder Approvals, the Board of Directors (acting upon the recommendation of the Special Committee) or the Special Committee determines to enter into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), subject to certain limitations.

While it is currently anticipated that the Proposed Transaction will be consummated in the second quarter of 2026, we cannot assure you that these conditions will be satisfied in a timely manner or at all, that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied, or that we or Parent will not terminate the Merger Agreement if entitled to do so. Although we have agreed with Parent in the Merger Agreement to use our reasonable best efforts to complete the Proposed Transactions as promptly as practicable, many of the conditions to closing are not within our or Parent’s control, and neither we nor Parent can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Outside Date, it is possible that the Merger Agreement will be terminated.

The Proposed Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain the approval of the Proposed Transaction by the Company Shareholder Vote;
•the failure to obtain any required regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Proposed Transaction; and
•the failure to satisfy or waive the other conditions to the completion of the Proposed Transaction, including the expiration or termination of any applicable waiting periods (including any extension thereof) and all applicable clearances or approvals shall have been obtained under specific antitrust laws and the possibility that a material adverse effect on our business would permit Parent not to close the Proposed Transaction.

Failure to complete the Proposed Transaction within the expected timeframe, or at all, including as a result of the failure to satisfy or waive any closing conditions could adversely affect our business and the market price of our common stock in several ways, including the following:

•to the extent that the current market price of our stock reflects an assumption that the Proposed Transaction will be completed, the price of our common stock could decrease if the Proposed Transaction is not completed;
•relationships with existing and prospective customers, vendors, suppliers, landlords, service providers, investors, lenders and other business partners may be adversely impacted;
•litigation could be brought against us (see "Litigation-related to the Proposed Transaction could prevent or delay completion of the Proposed Transaction or otherwise negatively affect our business and operations);
•the requirement that we pay a termination fee of $42.7 million if the Merger Agreement is terminated in certain circumstances, including if the Company (acting with the prior approval of the Special Committee) terminates the Merger Agreement prior to obtaining the Company Stockholder Approvals, after the Board of Directors (acting upon the recommendation of the Special Committee) or the Special Committee determines to enter into an acquisition agreement with respect to a Superior Proposal, subject to certain limitations;
•if the Merger Agreement is terminated and the Board of Directors (acting upon the recommendation of the Special Committee) or the Special Committee seeks another business combination, there can be no assurance that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms to which Parent has agreed in the Merger Agreement;
•we have incurred, and will continue to incur, significant costs, expenses and fees, some of which might be higher than anticipated for professional services and other costs in connection with the Proposed Transaction for which we may receive little or no benefit if the Proposed Transaction is not completed (see "We will incur direct and indirect costs as a result of the Proposed Transaction, which may be more expensive to complete than anticipated"); and
•failure to complete the Proposed Transaction may result in negative publicity and a negative view of us in the industries in which we operate and with our partners, lenders, vendors and tenants.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the price of our common stock.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Parents prior consent. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of certain of our assets, make certain investments, repurchase, reclassify or issue securities, pay dividends, incur indebtedness, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions, although subject to certain exceptions, could prevent us from pursuing strategic business opportunities and taking extraordinary actions with respect to our business during this period. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and Board of Directors think such responses may be advisable. Such limitations could adversely affect our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Proposed Transaction is completed. These risks described may be exacerbated by delays or other adverse developments with respect to the completion of the Proposed Transaction.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquirer of the Company from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, propose or induce the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or inquiry that constitutes, or could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquiror that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.

We will incur direct and indirect costs as a result of the Proposed Transaction, which may be more expensive to complete than anticipated.

We have incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Transaction, for which we will receive little or no benefit if the Proposed Transactions are not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by us regardless of whether or not the Proposed Transactions are completed and may relate to activities that we would not have undertaken other than to complete the Proposed Transactions.

Litigation related to the Proposed Transaction could prevent or delay completion of the Proposed Transaction or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints or actions have (as described herein) and may continue to be filed against us, the Special Committee, our Board of Directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against such future claims. Lawsuits may be filed against us, our Board of Directors, the other parties to the Merger Agreement, or others, which could delay or prevent the Proposed Transaction and otherwise adversely affect our business, results of operations and financial condition. These lawsuits could prevent or delay the completion of the Proposed Transaction and result in significant costs to us and/or Parent, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits. On February 20, 2026, the Company and its Board of Directors, in addition to Kona Bidco, LLC and Kona Merger Subsidiary, Inc., and Kona Management Holdco, LLC, were named as defendants in a stockholder class action complaint alleging a violation of 8 Del. C. Section 203 and, as to each director named, breaches of fiduciary duty, in connection with the Merger Agreement. The case is Taylor v. Kennedy-Wilson Holdings, Inc., C.A. No. 2026-0241 (Del. Ch.). Plaintiffs seek a preliminary injunction regarding stockholder voting requirements in connection with the proposed Merger. This matter is at an early stage and there can be no assurances as to the outcome of the matter.

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

Item 2.    Properties

The following table sets forth certain information regarding our stabilized consolidated properties at December 31, 2025:

Consolidated Properties by Region
Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	7,862	94%	$167.1	$167.1	97%	29
Total Multifamily	7,862	94%	$167.1	$167.1	97%	29
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	0.8	85%	$32.3	$31.8	100%	5
Europe	2.9	87	92.8	80.2	90	16
Total Commercial	3.7	87%	$125.1	$112.0	92%	21
Note: Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 12 properties totaling 1.1 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 2 European properties where the scope is still being explored.

Consolidated Properties by Region
Residential and Land	Units/Lots	Acres	KW Ownership %	# of Investments
Western U.S.	—	—	95%	4
Total Residential and Land	—	—	95%	4

The following table sets forth a summary schedule of commercial lease expirations for leases in place as of December 31, 2025, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2026	89	0.7	$24.2	19%
2027	47	0.2	8.7	7%
2028	45	0.4	18.0	14%
2029	41	0.3	19.3	15%
2030	31	0.2	7.2	6%
2031	24	0.4	15.2	12%
2032	13	0.2	7.4	6%
2033	11	0.2	7.3	6%
2034	24	0.2	13.5	11%
2035	10	0.2	3.6	3%
Thereafter	12	0.1	0.7	1%
Total	347	3.1	$125.1	100%
(1) Dollars and square footage in millions.

Our corporate headquarters are located in Beverly Hills, California. We also have 15 other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK and Ireland offices are the main investment and asset management centers for our European operations. We own our corporate headquarters and our office in Dublin, Ireland and lease all of our remaining offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

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
Holders
As of February 20, 2026, we had approximately 67 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.12 for 2025 and declared and paid quarterly dividends of $0.12 for the last three quarters of 2024 and $0.24 per share for the first quarter of 2024.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2019 through December 31, 2025, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate GICS Level 1 Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate GICS Level 1 Index for the five-year period ended December 31, 2025, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2025	—	$—	27,637,003	$100,883,646
November 1 - November 30, 2025	—	—	27,637,003	100,883,646
December 1 - December 31, 2025	—	—	27,637,003	100,883,646
Total	—	$—	27,637,003	$100,883,646
(1) On March 20, 2018, we announced that our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, we announced that our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2025, the Company repurchased and retired a total of 0.4 million shares of its common stock at a weighted average price of $6.23. During the year ended December 31, 2024, the Company repurchased and retired a total of 1.6 million shares of its common stock at a weighted average price of $8.50.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2025 and 2024 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2025 and 2024, total payments for the employees’ tax obligations to the taxing authorities were $6.8 million (714,754 shares withheld) and $1.6 million (131,116 shares withheld), respectively.

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
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2025:

(in millions)	December 31, 2024	Increases	Decreases	December 31, 2025
AUM	$27,952.9	$11,435.4	$3,009.8	$36,378.5
AUM increased 30% to approximately $36.4 billion as of December 31, 2025. The increase is due to the acquisition of the new Multifamily Development platform, new loan originations in our construction loan portfolio, acquisitions within our commingled fund and fair value gains on investments. These were offset by repayments of construction and bridge loans and the sale of non-core assets.

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
Overview
We are a real estate investment company as well as investment manager with over $36.4 billion of AUM in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, we primarily focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). We also have investments in office assets and other investments which include hotel and retail properties.

2025 Highlights

During the year ended December 31, 2025, we achieved the following:

•Completed the first two phases of its acquisition of the Toll apartment development platform in December 2025, which included the in-house development team and equity interests in a portfolio of completed properties and assets under development. The third and final phase was completed in January 2026. The total purchase price across all three phases was $334 million of which Kennedy Wilson invested $131 million with the remainder funded by third-party fee-bearing equity.
◦The transaction added over $5 billion of AUM to Kennedy Wilson, including $1.9 billion of AUM from an 11% ownership in 18 apartment and student housing properties and $3.4 billion of AUM in 21 apartment and student housing properties that Kennedy Wilson will manage on behalf of Toll Brothers. The transaction also added $1.0 billion to Fee-Bearing Capital.
◦We also acquired a pipeline of 24 development sites which, if completed, would total approximately $2.9 billion in capitalization.
•Originated $3.6 billion of new senior construction loans through our debt investment platform
•Generated total investment management fees of $115.2 million, an increase of 16.5% from the year ended December 31, 2024
•Continued to see strength in our stabilized multifamily portfolio which saw same-store flat at 94.7%, same-property revenue growth of 2.5%, and same-property NOI growth of 2.7%
•Generated $566.5 million of cash from asset sales and $1.6 billion from loan repayments (our share of which was $565.7 million and $75.4 million) and redeployed capital to pay down indebtedness and to consummate new investment opportunities
•Grew Fee-Bearing Capital by 25% to $11.0 billion
•Repaid full balance of $352.0 million on the KWE Notes
•Line of credit balance increased $186.4 million primarily to help fund payoff of KWE Notes

For the year ended December 31, 2025, we had net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $38.8 million as compared to $76.5 million for the same period in 2024. For the year ended December 31, 2025 we had Adjusted EBITDA of $549.5 million as compared to $539.7 million for the same period in 2024. These results include $78 million and $214 million of non-cash items for the years ended December 31, 2025 and 2024, respectively, which primarily consist of depreciation and amortization and changes in fair values. For the year ended December 31, 2025, as described above, we recognized higher investment management fees primarily driven from our debt investment platform. These increases were offset by lower levels of NOI from our properties as we have been a net seller of assets.

In our Co-Investment portfolio, we had $43.3 million of realized operating results, $17.4 million realized gain on sale of an unconsolidated investment that was not accounted for at fair value and recorded non-cash unrealized fair value and carried interests increase of $82.1 million during the year ended December 31, 2025 as compared to $29.9 million of realized operating results, $32.6 million realized gain on sale of an unconsolidated investment that was not accounted for at fair value and $56.0 million of non-cash unrealized fair value and carried interest declines during the same period in 2024. During the year ended December 31, 2025, we had non-cash unrealized fair value gains primarily relating to (i) fair value increases on VHH due to increases in NOI and lower borrowing costs (ii) fair value increase at Zonda due to improvements in the underlying business (iii) non-cash fair value gains on multifamily assets in Western United States and Ireland from increased NOI at the properties and (iv) foreign exchange gains, net of hedges as euro and GBP increased in value in relation to the dollar in the current period. These fair value increases were offset by (i) fair value losses associated with the recapitalization of a multifamily portfolio consisting of nine (9) properties, totaling 2,809 units, reducing the Company's ownership from 51% to 10%, (ii) fair value decreases on U.S. office assets; (iii) fair value decreases associated with mortgages as lower cost mortgages move closer to maturity dates and (iv) costs associated with originating new mortgages.

Proposed Take-Private

On February 16, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kona Bidco, LLC, a Delaware limited liability company (“Parent”), and Kona Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger” and, together with the other transactions contemplated by this the Merger Agreement, collectively, the “Proposed Transactions”), and the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and a subsidiary of Parent (“Surviving Company”). The Proposed Transaction would result in a take-private pursuant to which, as further detailed below, certain affiliates of Fairfax Financial Holdings Limited, a corporation organized under the laws of Canada (“Fairfax”), and certain stockholders of the Company, including William McMorrow, Matthew Windisch and In Ku Lee (collectively, the “Rollover Stockholders”) will own 100% of the equity interests of the Company and the Company would no longer be publicly traded.

Pursuant to an equity commitment letter, dated February 16, 2026, Fairfax has, among other things, on the terms and subject to the conditions set forth in the equity commitment letter, committed to an aggregate equity commitment in the amount of $1,650,000,000 to (i) fund the payment of the aggregate Merger Consideration and certain other amounts required to be paid under the Merger Agreement (the “Equity Commitment”), or (ii) in the event Parent or Merger Sub is obligated to pay monetary damages to the Company in respect of a breach of the Merger Agreement by Parent or Merger Sub in accordance with the terms of the Merger Agreement, fund such damages and certain other amounts required to be funded under the equity commitment letter in an aggregate amount up to $400,000,000. The Equity Commitment, when funded in full in accordance with the equity commitment letter, will provide Parent and Merger Sub, prior to or concurrently with the Effective Time, an amount of cash that is sufficient to fund the payment of (i) the aggregate Merger Consideration, (ii) any other amounts required to be paid under Article III of the Merger Agreement (other than the Final Dividend (as defined in the Merger Agreement)) and (iii) the aggregate amount required to redeem or repurchase the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock (the “Company Series A Preferred Stock”).

Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (other than (i) each share (a) held in the treasury of the Company or owned by any wholly owned subsidiary of the Company or (b) held, directly or indirectly, by Parent or Merger Sub or any of their wholly owned subsidiaries, which shall automatically be cancelled without any conversion thereof and no payment or distribution shall be made with respect thereto; (ii) each Rollover Share (as defined below); and (iii) shares of Company Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) shall cease to exist and shall be converted automatically into the right to receive $10.90 in cash per share, without interest (the “Merger Consideration”).

In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, each share of 4.75% Series B Cumulative Perpetual Preferred Stock (the “Company Series B Preferred Stock”) and 6.00% Series C Cumulative Perpetual Preferred Stock (the “Company Series C Preferred Stock” and, together with the Company Series B Preferred Stock, the “Company Preferred Stock”) shall remain outstanding in accordance with the terms and conditions of, as applicable, that certain Certificate of Designations Establishing the Company Series B Preferred Stock, dated as of March 8, 2022 (the “Series B Certificate of Designations”) and that certain Certificate of Designations Establishing the Company Series C Preferred Stock, dated as of June 15, 2023 (the “Series C Certificate of Designations”) and shall represent shares of Company Series B Preferred Stock or Company Series C Preferred Stock, as applicable, of the Surviving Company on the terms set forth in the Series B Certificate of Designations or the Series C Certificate of Designations, as applicable, unless Parent and the holders thereof elect to (A) transfer and contribute any such shares of Company Series B Preferred Stock or Company Series C Preferred Stock to

the Company as a contribution to the capital of the Company (and without the issuance of any additional shares of capital stock of the Company) or (B) cancel any such shares of Company Series B Preferred Stock or Company Series C Preferred Stock, in each case for no consideration prior to the closing of the Merger. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, each warrant issued in connection with the Company Series B Preferred Stock pursuant to that certain Warrant Agreement, dated as of March 8, 2022 (collectively, the “Company Series B Warrants”) and issued in connection with the Company Series C Preferred Stock pursuant to that certain Warrant Agreement, dated as of June 16, 2023 (collectively, the “Company Series C Warrants” and, together with the Company Series B Warrants, the “Company Warrants”) shall remain outstanding in accordance with the terms and conditions of each such Company Warrant, unless Parent and the holders thereof elect to cancel any such Company Warrant for no consideration prior to the closing of the Merger. In addition, each share of Company Series A Preferred Stock shall be redeemed by the Company immediately prior to the closing of the Merger in accordance with the terms and conditions of that certain Certificate of Designations Establishing the Company Series A Preferred Stock, dated as of November 7, 2019.

The Merger Agreement and the Proposed Transactions were approved by the Board of Directors of the Company (the “Board”) upon the unanimous recommendation of a special committee of the Board (the “Special Committee”) consisting only of independent and disinterested directors that was established by the Board to, among other things, make a determination as to whether the Transactions are advisable and in the best interests of the Company and its Public Stockholders (as defined in the Merger Agreement), negotiate the Merger Agreement and make a recommendation to the Board with respect to the Transactions. The Board approved the Proposed Transaction upon the unanimous recommendation of the Special Committee.

The proposed transaction constitutes a “going-private transaction” under the rules of the SEC and is expected to close the second quarter of 2026. The closing of the Merger is subject to various conditions, including (i)(a) the approval of a majority of the outstanding voting power of (w) the Company Common Stock, (x) the Company Series A Preferred Stock (on an as-converted basis), (y) the Company Series B Preferred Stock (based on the number of Company Series B Warrants outstanding and in accordance with the Series B Certificate of Designations) and (z) the Company Series C Preferred Stock (based on the number of Company Series C Warrants outstanding and in accordance with the Series C Certificate of Designations), in each case entitled to vote on the proposal to adopt the Merger Agreement, voting as a single class, and (b) the approval by a majority of the votes cast by equity holders of the Company entitled to vote on the proposal to adopt the Merger Agreement, other than the Security Holders and their affiliates, voting as a single class (clauses (a) and (b), together, the “Company Stockholder Approvals”); (ii) the absence of any law that enjoins, restrains or otherwise prohibits or makes illegal the consummation of the Merger; (iii) the failure to obtain any required regulatory approvals for the proposed transaction, including the termination or expiration of any required waiting periods; (iv) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers); and (v) the other party’s compliance in all material respects with its pre-closing covenants and agreements. Additionally, Parent’s and Merger Sub’s obligation to complete the Merger is subject to the condition that no Material Adverse Effect (as defined in the Merger Agreement) has occurred since the date of the Merger Agreement that is continuing as of the consummation of the Merger. The transaction is not subject to a financing condition. Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Please also see Part I. Item 1A. Risk Factors, Risks related to the Proposed Merger.
Results of Operations
The following tables summarize our results of operations by segment for the years ended December 31, 2025 and 2024 and is intended to be helpful in understanding the year over year explanations following the tables.
Our results of operations for 2024 and 2023 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.kennedywilson.com (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be part of this filing).

	December 31, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$362.7	$—	$362.7
Investment management fees	—	115.2	115.2
Loans	—	22.3	22.3
Total segment revenue	362.7	137.5	500.2

Income from unconsolidated investments
Principal co-investments	—	144.6	144.6
Carried interests	—	(1.8)	(1.8)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments	—	137.2	137.2
Income from unconsolidated investments	—	280.0	280.0

Gain on sale of real estate, net	94.7	—	94.7

Segment Expenses
Rental	140.9	—	140.9
Compensation and related	32.1	57.1	89.2
Carried interests compensation	—	(0.3)	(0.3)
General and administrative	11.6	18.0	29.6
Other loss	2.8	4.1	6.9
Other segment items (1)	25.2	(0.3)	24.9
Total segment expenses	212.6	78.6	291.2
Segment Adjusted EBITDA	$244.8	$338.9	$583.7

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			0.8
Compensation and related, corporate			(47.0)
General and administrative, corporate			(6.8)
Depreciation and amortization			(133.0)
Interest expense			(239.6)
Loss on early extinguishment of debt			(2.3)
Other loss			(6.1)
Provision for income taxes			(13.6)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments			(137.2)
EBITDA adjustments to NCI			24.9
Net income			23.8
Net income attributable to noncontrolling interests			(19.1)
Preferred dividends			(43.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(38.8)

	December 31, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$390.6	$—	$390.6
Hotel	9.3	—	9.3
Investment management fees	—	98.9	98.9
Loans	—	31.2	31.2
Total segment revenue	399.9	130.1	530.0

Income from unconsolidated investments
Principal co-investments	—	56.2	56.2
Carried interests	—	(49.7)	(49.7)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments	—	135.4	135.4
Income from unconsolidated investments	—	141.9	141.9

Gain on sale of real estate, net	160.1	—	160.1

Expenses
Rental	150.0	—	150.0
Hotel	7.6	—	7.6
Compensation and related	39.4	49.1	88.5
Carried interests compensation	—	(16.6)	(16.6)
General and administrative	14.9	16.7	31.6
Other (income) loss	(1.0)	11.0	10.0
Other segment items (1)	7.8	(0.9)	6.9
Total expenses	218.7	59.3	278.0
Segment Adjusted EBITDA	$341.3	$212.7	$554.0

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			1.4
Compensation and related, corporate			(46.3)
General and administrative, corporate			(7.2)
Depreciation and amortization			(148.3)
Interest expense			(261.1)
Loss on early extinguishment of debt			(1.7)
Other income			14.2
Provision for income taxes			(10.2)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments			(135.4)
EBITDA adjustments to NCI			6.9
Net loss			(33.7)
Net loss attributable to noncontrolling interests			0.7
Preferred dividends			(43.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(76.5)

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Financial Highlights
GAAP net loss to common shareholders was $38.8 million and $76.5 million for the year ended December 31, 2025 and 2024, respectively.
Adjusted EBITDA was $583.7 million for the year ended December 31, 2025, was relatively flat from $554.0 million for 2024. The increase in GAAP net income to common shareholders is primarily due to (i) higher levels of investment management fees (16% increase) from our Co-Investment Portfolio as compared to the prior year; and (ii) higher levels of non-cash unrealized fair value gains and lower levels of write downs on carried interests on our investments in our Co-Investment Portfolio as compared to the prior year. Please see "Co-Investment Portfolio Segment" below for a discussion of the fair value movements during the current and prior periods.
Operational Highlights
Same property highlights for the year ended December 31, 2025 include:
•For our 12,015 same property market rate multifamily units for the year ended December 31, 2025 as compared to the prior period:
◦occupancy was flat at 95%
◦net operating income (net effective) increased 3%
◦total revenues increased 2%
•For our 10,367 same property affordable rate multifamily units for the year ended December 31, 2025 as compared to the prior period:
◦occupancy decreased 0.6% to 94%
◦net operating income (net effective) increased 3%
◦total revenues increased 5%
•For our 3.2 million square feet of same property office real estate for the year ended December 31, 2025 as compared to the prior period:
◦occupancy remained flat at 91%
◦net operating income (net effective) increased 3%
◦total revenues increased 1%
•Investment Transactions for the year ended December 31, 2025 include:
◦Consolidated Portfolio:
▪(i) Acquired two industrial development sites in the United Kingdom for $72.7 million, which we expect to recapitalize with a partner; (ii) acquired land on three projects as part of new KWMF development platform for $39.6 million; (iii) recapitalized and deconsolidated a 1,008 unit wholly-owned multifamily property which reduced the Company’s ownership interests in the asset to 10%; (iv) sold a 300 unit multifamily property in Boise which generated cash of $15.2 million and a gain net of noncontrolling interest of $23.5 million and (v) sold non-core assets: a wholly-owned 88-unit multifamily property located in the Mountain West, office assets in Ireland, Italy and the United Kingdom. These transactions dispositions $176 million of cash to KW and a gain on sale of $55.1 million
◦Co-Investment Portfolio
▪Acquired 26 multifamily properties, including investments in the new KWMF development platform, in the United States and four industrial properties in the Pacific Northwest, Southeast United States and the United Kingdom for $1.7 billion. KW has a weighted-average 18% ownership interest in these acquisitions.
▪Completed dispositions of $838 million which generated $343 million in cash to KW.
▪Originated $3.6 billion in new construction loans, completed $1.9 billion in additional fundings on existing loans, and realized $1.6 billion in repayments, the Company’s share of which were $83.7 million, $56.8 million and $76.2 million respectively.

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

	Year Ended December 31, 2025
	Consolidated		Co-Investment		Total
Revenues	$6.6	2%	$1.2	—%	$7.8	2%
Net Income	(5.3)	(14)%	26.0	67%	20.7	53%
Adjusted EBITDA	0.9	—%	32.7	6%	33.6	6%

	Year Ended December 31, 2024
	Consolidated		Co-Investment		Total
Revenues	$0.3	—%	$(0.2)	—%	$0.1	—%
Net Income	1.4	2%	1.0	1%	2.4	3%
Adjusted EBITDA	1.7	—%	0.4	—%	2.1	—%

Consolidated Portfolio Segment

Rental income was $362.7 million for the year ended December 31, 2025 as compared to $390.6 million for the same period in 2024. The $27.9 million decrease is primarily due to the sale and deconsolidation of consolidated of assets which was offset by the stabilization of recently completed developments as well as rental growth of properties held period over period.

Hotel income was $9.3 million for 2024 with no comparable activity in the current period as we sold the Shelbourne hotel in the first quarter of 2024 (which was our only hotel in our Consolidated Portfolio).

Gain on sale of real estate, net was $94.7 million for the year ended December 31, 2025 as compared to $160.1 million in the prior period. The gains recognized during the year ended December 31, 2025 are primarily due to (i) recapitalizing and deconsolidation of a 1,008 unit wholly-owned multifamily property which reduced the Company’s ownership interests in the asset to 10% which generated a $31.5 million gain and $39.5 million of cash to KW; and (ii) sold two multifamily properties located in the Mountain West and non-core office assets in Ireland, Italy and the United Kingdom. These transactions resulted in $176.4 million of cash to KW and a gain on sale of $58.5 million. The gain on sale of real estate, net includes an impairment loss of $3.0 million relating to non-core office building in Italy that was marketed for sale during such period. Gain on sale of real estate, net was $160.1 million for the year ended December 31, 2024. The gains recognized during the year ended December 31, 2024 are primarily due to (i) the Company's sale of the Shelbourne hotel which resulted in a gain of $99.1 million; (ii) the sale of a wholly-owned multifamily asset in Western United States for a gain of $56.1 million; (iii) the sale of a building in a wholly-owned office campus which resulted in a gain of $21.6 million; (iv) the deconsolidation of a previously wholly-owned multifamily property as a result of our sale of 90% of the ownership interest to a new partner which resulted in a gain of $8.1 million; and (v) the remainder of gain on sale of real estate, net relates to the sale of non-core retail in the United Kingdom and Spain which had a realized loss in addition to impairment discussed below. These sales generated total cash proceeds of $367.0 million during the year ended December 31, 2024. The gain on sale of real estate, net includes an impairment loss of $22.1 million relating to non-core office and retail buildings in the United Kingdom, Spain and Italy that were marketed for sale during such period.
Rental expenses decreased to $140.9 million for the year ended December 31, 2025 as compared to $150.0 million for the year ended December 31, 2024. The decrease is due to sale of properties as discussed above which were offset by inflationary increases on items like payroll, utilities and insurance.
Hotel expenses decreased to $7.6 million for the year ended December 31, 2024 with no comparable activity in the current period due to the sale of the Shelbourne hotel in the first quarter of 2024.
Compensation and related expenses decreased to $32.1 million for the year ended December 31, 2025 as compared to $39.4 million for the year ended December 31, 2024 due to a lower allocation of corporate expenses to the Consolidated segment in the current period due to the growth of the Co-Investments segment.
General and administrative expenses decreased to $11.6 million for year the ended December 31, 2025 as compared to $14.9 million for the year ended December 31, 2024. While general and administrative expenses were slightly higher overall for the Company during the year ended December 31, 2024 as compared to the prior periods, there was a lower allocation of corporate expenses to the Consolidated segment in the current period due to the growth of the Co-Investments segment.

Other loss was $2.8 million for the year ended December 31, 2025 as compared to other income of $1.0 million for the year ended December 31, 2024. The difference period-over-period was primarily attributed to: (i) mark to market fair value losses of $2.1 million on the Company's undesignated interest rate caps and swap contracts for the year ended December 31, 2025 as compared to $14.0 million in the prior period; (ii) $9.2 million of cash proceeds received during the year ended December 31, 2025 on interest rate caps and swaps and $18.5 million in the prior period which offset the mark to market fair value losses discussed above; and (iii) $0.4 million of foreign exchange losses during the year ended December 31, 2025 as compared to a loss of $4.8 million in the prior period. In addition, during the year ended December 31, 2025 we had $1.2 million in interest income as compared to $4.4 million in the prior period, as a result of our higher cash balance in Europe from the sale of the Shelbourne hotel. In the prior period we had $3.1 million in expenses due to severance and acquisition related costs primarily in Europe with minimal activity in the current year.

Net income attributable to noncontrolling interests was $19.1 million for the year ended December 31, 2025 as compared to net loss attributable to noncontrolling interests of $0.7 million for the year ended December 31, 2024. The increase is due to allocation of gains from the sale of real estate, net on a consolidated multifamily property in Western United States and a non-core retail asset both in Ireland during the current period.

The following items are not in Adjusted Segment EBITDA above for Consolidated portfolio but are in net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Depreciation and amortization decreased to $133.0 million for year ended December 31, 2025 the as compared to $148.3 million for the year ended December 31, 2024 as a result of the Company being a net seller of assets over the last year.

Interest expense was $139.4 million for the year ended December 31, 2025 as compared to $160.5 million for the year ended December 31, 2024. The decrease is primarily due to decreases in consolidated mortgage balance over 2025 due to asset sales over the current and prior periods which was offset by higher interest rates on mortgages in the current period.

Co-Investment Portfolio Segment
Investment Management
We receive fees, including asset management fees, construction management fees, and/or acquisition and disposition fees, for managing assets in our Co-Investment Portfolio on behalf of our partners. During the year ended December 31, 2025, fees recorded through revenues were $115.2 million as compared to $98.9 million for the same period in 2024. The increase in recorded fees for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to an increase in origination fees on loan originations in the construction loan portfolio and higher base management fees for the year ended December 31, 2025 as a result of having more AUM in our Co-Investment Portfolio.
Co-Investment Operations - Loans
Loan income from loan investments decreased to $22.3 million for the year ended December 31, 2025 as compared to $31.2 million for the same period in 2024. These amounts represent interest income on our share of loan investments within our global real estate credit platform and the decrease is due to the Company's lower ownership interests in newer originations than previously originated loans. The Company's share of the ownership interest in the loans in our construction portfolio is now typically 1.5% to 2.5% as compared to 5% in previously originated loans. As a result, as the loan platform continues to grow we expect to have lower interest income levels and higher management fee levels going forward.

We recognized $3.4 million of reserves against our loan portfolio in other loss during the year ended December 31, 2025 as compared to $11.0 million in the prior period. The reserves on our loan portfolio relate to our bridge loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions.
Co-Investment Operations - Real Estate

In addition to our management of investments in the Co-Investment Portfolio, we generally have ownership interests in the properties. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets and any associated carried interests for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue
Rental	$301.8	$289.9
Hotel	37.1	31.7
Sale of real estate	47.9	46.7
Total revenue	386.8	368.3

Fair value/other adjustments	82.4	(9.8)
Gain on sale of real estate, net	17.1	32.6
Carried interests	(1.8)	(49.7)

Expenses
Rental	98.2	94.8
Hotel	34.3	36.3
Cost of real estate sold	43.6	43.1
Depreciation and amortization	3.9	3.9
Total expenses	180.0	178.1
Interest expense	(132.6)	(131.0)
Other loss	(29.1)	(25.4)
Provision for income taxes	—	(0.4)
Income from unconsolidated investments	$142.8	$6.5
The increase in income from unconsolidated investments is primarily due to the following:

Operating performance

During the year ended December 31, 2025, we recognized an increase in rental and hotel revenue compared to the same period in 2024 due to an increase in rental operations due to the growth of our Co-Investment Portfolio and improved hotel operations at Kona Village as the property continues to progress towards stabilization. These increases were offset by interest expense due to the increase in assets in the Co-Investment portfolio.

We had a gain on sale of real estate, net of $17.1 million during the year ended December 31, 2025 due to the sale of the majority of our interest in a multifamily property in Western United States that was not accounted for under fair value and the sales proceeds were in excess of the basis of the investment. We had a $32.6 million gain on sale of real estate, net during the year ended December 31, 2024 due to the sale of majority interest in another multifamily property in the Western United States.

Fair Value

During the year ended December 31, 2025, the Company recorded fair value increases with respect to: (i) $39.2 million fair value increases with respect to our minority ownership interest in Zonda, a technology based real estate residential housing advisory business, as a result of growth in the underlying business and (ii) $58.0 million fair value increases associated with our investment in VHH due to increases in NOI at the underlying properties and lower cost of capital associated with the business as interest rates have moved down. These fair value increases were offset by (i) lower fair values with respect to office properties in the Western United States, Ireland and United Kingdom due to market assumptions of higher vacancy rates and lower rental growth with respect to the same; and (ii) non-cash fair value losses on mortgage debt and interest rate hedges as previous non-cash fair value gains unwind due to loans and hedges moving closer to maturity dates.

During the year ended December 31, 2025, we recorded a $5.4 million decrease in the accrual for carried interests in our Funds, primarily related to the fair value decreases that the Company recorded with respect to certain office assets within the Company's United States commingled fund. There was also a $3.6 million increase in carried interests on certain separate account platforms that hold multifamily assets in the Western United States. As of December 31, 2025 and 2024, the Company has $25.8 million and $27.6 million, respectively, of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments.

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

Please also see "Part I. Item 1. "Fair Value Investments" for additional details.

Segment Expenses
Expenses increased to $78.6 million for the year ended December 31, 2025 as compared to $59.3 million for the same period in 2024. The increase compared to the prior period was primarily due to higher allocation of corporate expenses due to the growth of our real estate debt business.
Non-Segment Items

Compensation and related, corporate for the year ended December 31, 2025 were $47.0 million as compared to $46.3 million for the year ended December 31, 2024. The amounts were relatively flat with higher stock based compensation expense in the current period offset by lower discretionary expenses.
Non-Segment interest expense on our corporate unsecured debt was $102.4 million for the year ended December 31, 2025 as compared to $100.6 million for the same period in 2024. For the year ended December 31, 2025 we had interest expense on our unsecured debt due to higher balances on our revolving line of credit.
Other loss decreased to a loss of $6.1 million for the year ended December 31, 2025 as compared to other income of $14.2 million for the same period in 2024. The Company recorded realized foreign exchange losses of $2.8 million for the year ended December 31, 2025 as compared to realized gains of $6.5 million in the prior period primarily due to decreases in the euro exchange rate on portion of its line of credit that was drawn in euros during the first half of 2025. During the year ended December 31, 2025, we recorded $0.5 million of mark to market fair value losses on interest rate caps and swaps that the Company bought to hedge its variable rate interest rate exposure as compared to $5.5 million in year ended December 31, 2024. We received $1.0 million and $7.6 million in cash on interest rate caps and swaps during the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025 we received $1.4 million of interest income on bank deposits as compared to $2.5 million in the prior period the decrease was due to lower cash balances.

Provision for income taxes was $13.6 million for the year ended December 31, 2025 as compared to $10.2 million for the year ended December 31, 2024. The increase in income tax expense was primarily attributable to a $60.9 million increase in worldwide pre-tax book income in 2025 as compared to 2024, primarily as a result of non-cash fair value gains recorded in 2025.
Preferred dividends were $43.5 million for the year ended December 31, 2025 as compared to $43.5 million for the year ended December 31, 2024.
Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 7 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(38.8)	$(76.5)
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	61.5	(36.1)
Amounts reclassified out of accumulated other comprehensive loss during the period	3.0	5.1
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(42.0)	29.5
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(16.3)	$(78.0)
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the years ended December 31, 2025 and 2024 as compared to the U.S. Dollar:

	Year Ended December 31,
	2025	2024
Euro	13.4%	(6.2)%
GBP	7.5%	(1.7)%

Comprehensive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2025 and 2024 was a loss of $16.3 million and $78.0 million, respectively. The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the EUR and GBP strengthening against the U.S. Dollar. Unrealized hedge gains were driven by hedges that the Company has on its GBP-denominated investments.

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

As of December 31, 2025, we and our consolidated subsidiaries had approximately $184.5 million ($56.3 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets was $115.7 million and we had $265.3 million of availability under lines of credit. As of December 31, 2025, we have $88.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans.

These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.

Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. We evaluate the tax implications before we distribute cash, which could impact the availability of funds at the corporate level.

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, adverse developments affecting financial institutions and other geopolitical issues, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. In addition to such market conditions, Moody’s Investors Service, Inc. ("Moody's") and Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., rate our outstanding debt. These ratings are based on a variety of factors, including our current leverage and transactional activity. Our S&P rating is ‘B+’ and the KWI Notes has a rating of ‘B’ and our preferred stock is rated "CCC+". Moody's has Company's rating at "B2" with a stable outlook. Please also see "Part I. Item 1A. Risk Factors".
Development and Redevelopment
Kennedy Wilson has market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets. As of December 31, 2025, we have 420 multifamily units we are actively developing. If these projects were brought to completion, the estimated share of the Company's total cost would be approximately $61.0 million, which we expect would be funded through our existing equity, third-party equity, project sales and secured debt financing. As of December 31, 2025, we have incurred $67.0 million of costs to date and expect to spend an additional $16.0 million to develop to completion or complete the entitlement process on these projects. Of the $16.0 million of remaining costs to complete, we currently expect it to be funded through secured mortgage financing. This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. When development projects are completed, they typically move into our unstabilized category as they undergo lease up post-completion.
In addition to the market rate development and redevelopment projects described above, we have 1,955 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $19.4 million in cash from paid developer fees and proceeds from the sale of tax credits.
Our KWMF Development group acquired four assets where we are actively developing with limited partners that are committed and if completed our equity is $37.4 million. We also bought a pipeline of 24 assets that we would look to close and develop with limited partners and construction financing.
The figures described in this section are budgeted costs and are subject to change. There is no certainty that the Company will develop or redevelop any or all of these potential projects and the Company and its equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  These are budgeted figures and are subject to change (increase or decrease) due to a number of factors (some of which are beyond our control), including, that these projects are being developed under construction management contracts with the general contractors and therefore we and our equity partners could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs. The scope of these projects may also change. The estimated costs and amounts of cash to complete projects reflected in the table below represent management's current expectations and the total costs incurred to date include the land costs of these projects.
The table below describes the market rate development or redevelopment projects that the Company is undergoing or considering, and excludes the affordable and/or age-restricted multifamily units that it is developing in its VHH platform and its residential investments ($ in millions).

				If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	MF Units	KW Est. Total Cost(3)	KW Costs Incurred(3)	KW Est. Costs to Complete(2)
Mountain West	Multifamily	Cloudveil	Under Construction	2026	288	46	40	6
Mountain West	Multifamily	Oxbow Phase II	Under Construction	2027	132	15	5	10
Pacific Northwest	Multifamily	Bend	In Planning	TBD	TBD	TBD	22	TBD
	Total				420	$61	$67	$16

(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2025. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Includes land costs.

Unstabilized and Value Add Capital Expenditure Programs

We currently have seven assets that comprise 1.6 million commercial square feet and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $18.9 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized ($ in millions):

Property	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Hotel Rooms/MF Units	Leased %	KW Est. Costs to Complete(1)
Kona Village	Hawaii	Hotel	35%	1	—	150	N/A	$—
Coopers Cross	Ireland(2)	Office	50%	1	395,000	—	10	—
The Heights	United Kingdom(2)	Office	51%	1	356,000	—	64	—
H3, H4, and H7 at Hamilton Landing(3)	Northern California	Office	100%	1	171,000	—	35	7.6
The Capitol Building	United Kingdom(2)	Office	51%	1	184,000	—	66	—
Scotscroft Building	United Kingdom(2)	Office	100%	1	57,000	—	—	1.0
90 East Buildings	Pacific Northwest	Office	100%	1	410,000	—	—	10.3
	Total Lease-Up			7	1,573,000	150	28%	$18.9
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2025. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.17 and £1.00 = $1.35, related to NOI.

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

Other Items

On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2025, we had $100.9 million remaining under the plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. The amount allocated to each employee consists of Bonus Units. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the

Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2025, 2024 and 2023 the Company recognized $8.6 million, $6.4 million and $8.2 million, respectively, under the Deferred Cash Bonus Program.

As discussed throughout this report, the Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). The compensation committee of the Company’s board of directors recently approved, reserved and authorized increasing the pool available for the Company employees from thirty-five percent to fifty percent issue of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests compensation. Not all of the Company’s co-investment structures are included in the Carried Interests Sharing Program either because a structure does not incorporate carried interests that the Company is eligible to receive and/or a structure was an existing structure prior to the Board’s approval of the Carried Interests Sharing Program. As of December 31, 2025, (i) of the 72 investments in the Company’s co-investment portfolio, 11 of such investments are a part of the Carried Interests Sharing Program; (ii) the Company’s total accrued carried interests in its financial statements is $25.8 million, of which $6.9 million was accrued as carried interests compensation expense as part of the Carried Interests Program. During the years ended December 31, 2025, 2024 and 2023, the Company recognized a reversal of $0.3 million, $16.6 million and $15.1 million respectively of previously recognized expenses, related to this program.

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
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(Dollars in millions)	2025	2024
Net cash provided by operating activities	$11.4	$55.1
Net cash provided by investing activities	525.8	414.2
Net cash used in financing activities	(560.0)	(565.5)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  For the years ended December 31, 2025 and 2024, cash flows provided by operations were $11.4 million and $55.1 million, respectively.
The decrease in cash provided by operations was primarily due to the receipt of restricted cash amounts relating to escrow amounts in the Construction Loan Portfolio during the December 31, 2024 as we took servicing of the debt platform in house.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our co-investments.
Year Ended December 31, 2025
Net cash provided by investing activities totaled $525.8 million for the year ended December 31, 2025. During the year ended December 31, 2025, we received $565.7 million primarily from the sale and deconsolidation of a 90% interest in a wholly-owned multifamily asset in Northern California, a wholly-owned multifamily asset in Utah and Idaho, two non-core office buildings in Ireland and non-core commercial assets in the United Kingdom and Italy. We received $367.6 million in investing distributions from our co-investments primarily from the recapitalization of our interest in Kona Village, the sale of 41% of our interest in a multifamily platform in the Western United States, excess proceeds from multifamily properties that were refinanced, the payoff of a loan in our European loan business and the redemption of our interests in hedge funds. Loan draws and our share of new loans issued as part of our global debt platform were $54.3 million. We received $68.8 million of proceeds from repayments on loans previously issued. The Company spent $99.3 million to acquire two industrial properties in the United Kingdom and consolidated assets that were part of the Toll Brothers acquisition and $29.4 million on the pipeline and platform value associated with Toll Brothers acquisition. We spent $66.6 million on capital expenditures on consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $208.2 million to unconsolidated investments that were primarily used to fund new acquisitions including those as part of the Toll Brothers acquisition, capital expenditures for new home construction at our Kohanaiki residential development and to pay down property debt held within unconsolidated investments.
Year Ended December 31, 2024
Net cash provided by investing activities totaled $414.2 million for the year ended December 31, 2024. During the year ended December 31, 2024, we received $589.5 million primarily from the sale of Shelbourne Hotel, a building at the 90 East office complex in Issaquah, Washington, and two multifamily properties in Western United States and non-core commercial assets in the United Kingdom and Spain. We received $86.6 million in investing distributions from our co-investments primarily from the sale of a multifamily property in the Western United States, excess proceeds from refinancing mortgage loans on unconsolidated investments, conversion of VHH assets and redemption of a hedge fund investment. Loan draws and our share of new loans issued as part of our global debt platform were $40.1 million. We received $49.8 million of proceeds from repayments on loans previously issued. We spent $131.6 million on capital expenditures on consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $125.0 million to unconsolidated investments that were primarily used to fund our share of new acquisitions made within our new commingled fund in the United States, capital calls on European developments, capital calls on the Kona Village hotel while we are working towards stabilization and a merger relating to our investment in Zonda.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.
Year Ended December 31, 2025
Net cash used in financing activities totaled $560.0 million for the year ended December 31, 2025. We drew $491.0 million on our revolving line of credit and repaid $317.2 million on our revolving line of credit during the year ended December 31, 2025. Kennedy Wilson received proceeds of $231.5 million from mortgage loans to finance and refinance consolidated property acquisitions. These proceeds were offset by the repayment of $469.3 million of mortgage debt, the $352.0 million repayment of KWE Notes, and $4.3 million of loan issuance costs primarily relating to the extension of our revolving line of credit. Additionally, we paid common dividends of $68.0 million and preferred dividends of $43.5 million, and we repurchased $9.2 million of our common stock under our share repurchase plan.
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

Contractual Obligations and Commercial Commitments
At December 31, 2025, Kennedy Wilson's consolidated contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period(8)
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)	$2,452.4	$531.5	$943.8	$811.3	$165.8
Senior notes(3)	1,800.0	—	600.0	1,200.0	—
Credit facility	284.7	—	284.7	—	—
Total borrowings(4)	4,537.1	531.5	1,828.5	2,011.3	165.8
Operating leases	9.5	3.0	2.2	1.6	2.7
Ground leases(7)	6.4	—	0.1	0.1	6.2
Total contractual cash obligations(5)(6)	$4,553.0	$534.5	$1,830.8	$2,013.0	$174.7
(1)See Notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $117.1 million; 1-3 years - $198.2 million; 4-5 years - $49.0 million; After 5 years - $9.5 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2025.
(2) Excludes $1.1 million net unamortized debt discount on mortgage debt.
(3) Excludes $2.2 million unamortized debt premium on senior notes.
(4) Excludes $30.7 million of unamortized loan fees.
(5) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $534.5 million; 1-3 years - $1,829.9 million; 4-5 years - $1,984.1 million; After 5 years - $163.7 million.
(6) Table above excludes $270.9 million unfulfilled capital commitments to our unconsolidated investments and $146.6 million on loan investments.
(7) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
(8) Principal debt payments include the effect of extension options.

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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 notes), Kennedy Wilson had the right to (with the respect to the 2029 Notes and 20230 Notes) and may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), Kennedy Wilson may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), Kennedy Wilson may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require Kennedy Wilson to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The total amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $1.8 billion at December 31, 2025.

The KWE Notes were fully redeemed at par value in October 2025.
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
The Company has $284.7 million outstanding on the Third A&R Facility as of December 31, 2025 with $265.3 million available to be drawn under the revolving credit facility.
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
The Third Amended and Restated Credit Agreement, dated as of September 12, 2024 (the "Credit Agreement") also contains financial covenants, which require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter; and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of December 31, 2025, the Company was in compliance with the foregoing financial covenants. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.
In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually). As of December 31, 2025, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same. The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments. In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions. Please also see Part I. Item 1A Risk Factors.

Off-Balance Sheet Arrangements

Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2025, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $45.6 million at December 31, 2025. The guarantees expire through 2029 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
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
Capital Commitments
As of December 31, 2025, we have unfulfilled capital commitments totaling $270.9 million to our unconsolidated investments and $146.6 million to our loan portfolio. In addition to the unfunded capital commitments on its joint venture investments, has $83.7 million of equity commitments relating to unconsolidated development projects and $29.6 million at its share related to future ground lease payments that run through 2085 on Kona Village. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Impact of Inflation and Changing Prices

As discussed throughout this report, high inflation impacted the global economy during the year ended December 31, 2025 and continues to impact the global economy. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and multifamily properties, market interest rates on investment mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2025, 78% of our consolidated debt is fixed rate, 15% is floating rate with interest caps and 7% is floating rate without interest rate caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent)

and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they generally have short maturities.
We hold variable rate debt on some of our consolidated and unconsolidated properties that is subject to interest rate fluctuations.  These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP SONIA, SOFR, SIFMA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates, we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases. However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $11.3 million increase in interest expense or $14.8 million decrease in interest expense savings during 2026 on our current share of indebtedness. The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages are 2.96% and approximately 0.9 years, respectively, as of December 31, 2025.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2025. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2025. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	December 31, 2025
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$184.5	$—	$—	$—	$—	$—	$184.5	$184.5
Average interest rate	1.23%	—%	—%	—%	—%	—%	1.23%	—
Fixed rate receivables	28.0	10.0	5.3	—	2.5	3.7	49.5	48.1
Average interest rate(1)	3.98%	6.80%	6.00%	—%	6.35%	6.58%	5.08%	—
Variable rate receivables	116.8	41.1	12.9	5.4	0.5	—	176.7	176.7
Average interest rate	8.11%	7.91%	8.96%	7.47%	6.94%	—%	8.10%	—
Total	$329.3	$51.1	$18.2	$5.4	$3.0	$3.7	$410.7	$409.3
Weighted average interest rate(1)	3.91%	7.69%	8.09%	7.47%	6.45%	6.58%	4.65%
Interest rate sensitive liabilities
Variable rate borrowings	$368.2	$248.3	$337.5	$—	$—	$61.7	$1,015.7	$977.5
Average interest rate	5.67%	5.92%	5.64%	—%	—%	5.33%	5.70%
Fixed rate borrowings	159.8	102.0	335.8	1,407.1	261.9	1,254.8	3,521.4	3,372.9
Average interest rate	5.16%	3.86%	4.68%	4.79%	5.26%	4.36%	4.65%	—
Total	$528.0	$350.3	$673.3	$1,407.1	$261.9	$1,316.5	$4,537.1	$4,350.4
Weighted average interest rate	5.52%	5.32%	5.16%	4.79%	5.26%	4.41%	4.88%
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
Approximately 42% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the Consolidated and Co-Invest segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2025, we have hedged 96% of the gross asset carrying value of our euro-denominated investments and 83% of the gross asset carrying value of our GBP-denominated investments.
Our investment management businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $19.2 million or decrease by $19.5 million. If rates moved 10%, we would have an increase of $38.0 million and a decrease of $39.4 million.
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

We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Net Income. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Net Income is presented below:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023	2022	2021
Net income (loss)	$23.8	$(33.7)	$(281.4)	$101.9	$336.4
Non-GAAP adjustments:
Add back (less):
Interest expense	239.6	261.1	259.2	220.8	192.4
Loss (gain) on early extinguishment of debt	2.3	1.7	1.6	(27.5)	45.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	132.5	131.0	99.1	60.2	40.2
Depreciation and amortization	133.0	148.3	157.8	172.9	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.9	4.0	3.2	3.5	5.3
Provision for (benefit from) income taxes	13.6	10.2	(55.3)	36.2	126.2
Kennedy Wilson's share of taxes included in unconsolidated investments	—	0.4	0.1	2.7	—
Share-based compensation	25.7	23.6	34.5	29.0	28.7
EBITDA attributable to noncontrolling interests(1)	(24.9)	(6.9)	(29.0)	(8.2)	(13.3)
Adjusted EBITDA(2)	$549.5	$539.7	$189.8	$591.5	$927.9
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023	2022	2021
Net income (loss)	$23.8	$(33.7)	$(281.4)	$101.9	$336.4
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	133.0	148.3	157.8	172.9	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.9	4.0	3.2	3.5	5.3
Share-based compensation	25.7	23.6	34.5	29.0	28.7
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(23.1)	(4.4)	(27.4)	(13.5)	(10.5)
Preferred dividends	(43.5)	(43.5)	(38.0)	(28.9)	(17.2)
Adjusted Net Income (Loss)(2)	$119.8	$94.3	$(151.3)	$264.9	$509.0
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
Net Operating Income

	Years Ended December 31,
	2025		2024		2023
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$23.8	$142.8	$(33.7)	$6.5	$(281.4)	$(252.8)
Add: Provision for (benefit from) income taxes	13.6	—	10.2	0.4	(55.3)	0.2
Less: Income (loss) from unconsolidated investments	(142.8)	—	(6.5)	—	252.8	—
Less: (Gain) loss on sale of real estate, net(1)	(94.7)	(17.1)	(160.1)	(32.6)	(127.6)	—
Add: Interest expense	239.6	132.6	261.1	131.0	259.2	99.0
Add: Loss on early extinguishment of debt	2.3	—	1.7	—	1.6	—
Add: Other loss (income)	12.2	29.1	(4.2)	25.4	5.0	26.6
Less: Sale of real estate(1)	—	(47.9)	—	(46.7)	—	(19.5)
Less: Interest income	(22.3)	—	(31.2)	—	(26.1)	—
Less: Investment management and property services	(115.2)	—	(100.3)	—	(64.1)	—
Less: Carried interests	—	1.8	—	49.7	—	64.3
Add: Cost of real estate sold(1)	—	43.6	—	43.1	—	13.6
Add: Compensation and related	136.2	—	134.8	—	139.4	—
Add: Carried interests expense	(0.3)	—	(16.6)	—	(15.1)	—
Add: General and administrative	36.4	—	38.8	—	35.7	—
Add: Depreciation	133.0	3.9	148.3	3.9	157.8	3.2
Less: Fair value adjustments	—	(82.4)	—	9.8	—	233.7
Less: NCI adjustments	(7.0)	—	(8.1)	—	(7.6)	—
Net Operating Income	$214.8	$206.4	$234.2	$190.5	$274.3	$168.3
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

	Years Ended December 31,
	2022		2021
	Consolidated Portfolio	Co-Investment Portfolio	Consolidated Portfolio	Co-Investment Portfolio
Net income	$101.9	$178.4	$336.4	$389.0
Add: Provision for income taxes	36.2	2.7	126.2	—
Less: Income from unconsolidated investments	(178.4)	—	(389.0)	—
Less: (Gain) loss on sale of real estate, net(1)	(103.7)	(4.9)	(412.7)	3.1
Add: Interest expense	220.8	60.1	192.4	40.0
Add: (Gain) loss on extinguishment of debt	(27.5)	—	45.7	—
Add: Other (income) loss	(36.1)	17.9	5.0	17.9
Less: Sale of real estate(1)	—	(52.0)	—	(39.5)
Less: Interest income	(11.7)	—	(8.6)	—
Less: Investment management and property services	(46.5)	—	(37.4)	—
Add: Carried interests expense	—	21.1	—	(117.9)
Add: Cost of real estate sold(1)	—	40.7	—	36.8
Add: Compensation and related	140.3	—	162.6	—
Add: Carried interests expense	(4.3)	—	42.0	—
Add: General and administrative	37.2	—	33.3	—
Add: Depreciation	172.9	3.8	166.3	5.6
Less: Fair value adjustments	—	(110.2)	—	(210.6)
Less: NCI adjustments	(6.9)	—	(6.4)	—
Net Operating Income	$294.2	$157.6	$255.8	$124.4
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

	December 31, 2025
($ in millions)	Consolidated	Co-Investment	Non Segment	Total
Cash	$107.4	$—	$77.1	$184.5
Real estate	3,997.4	—	—	3,997.4
Unconsolidated Investments	—	2,047.7	—	2,047.7
Loan purchases and originations	—	203.3	—	203.3
Accounts receivable and other assets	95.6	—	94.0	189.6
Total Assets	$4,200.4	$2,251.0	$171.1	$6,622.5

Accounts payable and accrued expenses	106.4	—	435.2	541.6
Mortgage debt	2,437.7	—	—	2,437.7
KW unsecured debt	—	—	2,069.8	2,069.8
Total Liabilities	2,544.1	—	2,505.0	5,049.1

Equity	1,656.3	2,251.0	(2,333.9)	1,573.4
Total liabilities and equity	$4,200.4	$2,251.0	$171.1	$6,622.5

	December 31, 2024
($ in millions)	Consolidated	Co-Investment	Non Segment	Total
Cash	$117.4	$—	$100.1	$217.5
Real estate	4,290.4	—	—	4,290.4
Unconsolidated Investments	—	2,042.4	—	2,042.4
Loan purchases and originations	—	231.1	—	231.1
Accounts receivable and other assets	99.7	—	80.0	179.7
Total Assets	$4,507.5	$2,273.5	$180.1	$6,961.1

Accounts payable and accrued expenses	118.7	—	421.5	540.2
Mortgage debt	2,597.2	—	—	2,597.2
KW unsecured debt	—	—	1,877.9	1,877.9
KWE Notes	309.8	—	—	309.8
Total Liabilities	3,025.7	—	2,299.4	5,325.1

Equity	1,481.8	2,273.5	(2,119.3)	1,636.0
Total liabilities and equity	$4,507.5	$2,273.5	$180.1	$6,961.1

Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Year Ended December 31,
	2025	2024
Total Revenue	$501.0	$531.4
Less: Investment management fees	(115.2)	(98.9)
Less: Other	(0.8)	(1.4)
Less: Loans	(22.3)	(31.2)
Less: NCI adjustments (1)	(11.4)	(12.9)
Add: Unconsolidated investment adjustments (2)	164.9	159.9
Add: Above/below market rents (6)	(0.4)	(1.1)
Less: Reimbursement of recoverable operating expenses	(32.2)	(31.4)
Less: Properties bought and sold (3)	(22.5)	(71.4)
Less: Other properties excluded (4)	(40.1)	(25.7)
Other Reconciling Items (5)	0.4	(2.1)
Same Property	$421.4	$415.2

	Same Property - Revenue(6)*
	For the Year Ended December 31,
Same Property (Reported)	2025	2024
Office - Same Property	$111.9	$113.1
Multifamily Market Rate Portfolio - Same Property	230.6	226.8
Multifamily Affordable Portfolio - Same Property	78.9	75.3
Same Property	$421.4	$415.2
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
(6)Excludes above/below market rents from the same property population, as they are representative of non-cash purchase price accounting income.

	Same Property - NOI (Net Effective)(6)*
	For the Year Ended December 31,
	2025	2024
Net Income	$23.8	$(33.7)
Less: Investment management fees	(115.2)	(98.9)
Less: Other	(0.8)	(1.4)
Less: Loans	(22.3)	(31.2)
Less: Total Income from unconsolidated investments	(142.8)	(6.5)
Less: Gain on sale of real estate, net	(94.7)	(160.1)
Add: Compensation and related	136.2	134.8
Add: Carried interests compensation	(0.3)	(16.6)
Add: General and administrative	36.4	38.8
Add: Depreciation and amortization	133.0	148.3
Add: Interest Expense	239.6	261.1
Add: Gain (loss) on early extinguishment of debt	2.3	1.7
Less: Other income (loss)	13.0	(4.2)
Add: Provision for income taxes	13.6	10.2
Less: NCI adjustments (1)	(6.5)	(8.1)
Add: Unconsolidated investment adjustments (2)	117.0	114.1
Add: Straight-line and above/below market rents (6)	(0.4)	(1.1)
Less: Properties bought and sold (3)	(13.2)	(41.9)
Less: Other properties excluded (4)	(19.2)	(7.5)
Other Reconciling Items (5)	3.2	2.5
Same Property NOI (Net Effective)*	$302.7	$300.3

	Same Property - NOI (Net Effective)(6)*
	For the Year Ended December 31,
Same Property (Reported)	2025	2024
Office - Same Property	$92.4	$95.6
Multifamily Market Rate Portfolio - Same Property	159.7	155.7
Multifamily Affordable Portfolio - Same Property	50.6	49.0
Same Property NOI (Net Effective)* (Reported)	$302.7	$300.3
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
Additionally, Kennedy Wilson elected the fair value option for 73 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the Funds) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2025, these investments had a fair value of $1,789.9 million.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Los Angeles, California
February 26, 2026

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$184.5	$217.5
Accounts receivable, net (including $8.5 and $12.4 of related party)	38.8	38.7
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $991.3 and $949.1)	3,997.4	4,290.4
Unconsolidated investments (including $1,789.9 and $1,884.4 at fair value)	2,047.7	2,042.4
Other assets, net	150.8	141.0
Loan purchases and originations, net	203.3	231.1
Total assets(1)	$6,622.5	$6,961.1

Liabilities
Accounts payable	$10.0	$10.8
Accrued expenses and other liabilities	531.6	529.4
Mortgage debt	2,437.7	2,597.2
KW unsecured debt	2,069.8	1,877.9
KWE unsecured bonds	—	309.8
Total liabilities(1)	5,049.1	5,325.1

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2025 and December 31, 2024 and Series B cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized and 300,000 shares outstanding as of December 31, 2025 and December 31, 2024 and Series C cumulative preferred Stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 200,000 shares outstanding as of December 31, 2025 and December 31, 2024.
	789.7	789.7
Common Stock, $0.0001 par value, 200,000,000 authorized, 137,908,004 and 137,442,778 shares issued outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,724.8	1,712.8
Accumulated deficit	(594.3)	(493.7)
Accumulated other comprehensive loss	(385.1)	(407.6)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,535.1	1,601.2
Noncontrolling interests	38.3	34.8
Total equity	1,573.4	1,636.0
Total liabilities and equity	$6,622.5	$6,961.1

(1) The assets and liabilities as of December 31, 2025 include $97.9 million (including cash held by consolidated investments of $3.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $74.4 million) and $5.3 million, respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2024 include $169.3 million (including cash held by consolidated investments of $4.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $128.7 million) and $49.6 million (including investment debt of $50.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue
Rental	$362.7	$390.6	$415.3
Hotel	—	9.3	57.1
Investment management fees (includes $79.0, $49.3, and $51.9 of related party fees, respectively)	115.2	98.9	61.9
Loans	22.3	31.2	26.1
Other	0.8	1.4	2.2
Total revenue	501.0	531.4	562.6

Income (loss) from unconsolidated investments
Principal co-investments	144.6	56.2	(188.5)
Carried interests	(1.8)	(49.7)	(64.3)
Total income (loss) from unconsolidated investments	142.8	6.5	(252.8)

Gain on sale of real estate, net	94.7	160.1	127.6

Expenses
Rental	140.9	150.0	152.6
Hotel	—	7.6	37.9
Compensation and related (including $25.7, $23.6 and $34.5 of share-based compensation)	136.2	134.8	139.4
Carried interests compensation	(0.3)	(16.6)	(15.1)
General and administrative	36.4	38.8	35.7
Depreciation and amortization	133.0	148.3	157.8
Total expenses	446.2	462.9	508.3

Interest expense	(239.6)	(261.1)	(259.2)
Loss on early extinguishment of debt	(2.3)	(1.7)	(1.6)
Other (loss) income	(13.0)	4.2	(5.0)
Income (loss) before (provision for) benefit from income taxes	37.4	(23.5)	(336.7)
(Provision for) benefit from income taxes	(13.6)	(10.2)	55.3
Net income (loss)	23.8	(33.7)	(281.4)
Net (income) loss attributable to noncontrolling interests	(19.1)	0.7	(22.4)
Preferred dividends	(43.5)	(43.5)	(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(38.8)	$(76.5)	$(341.8)
Basic loss earnings per share
Loss per basic	$(0.28)	$(0.56)	$(2.46)
Weighted average shares outstanding for basic	137,923,207	137,778,812	138,930,517
Diluted loss per share
Loss per diluted	$(0.28)	$(0.56)	$(2.46)
Weighted average shares outstanding for diluted	137,923,207	137,778,812	138,930,517
Dividends declared per common share	$0.48	$0.60	$0.96

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in millions)

	Year ended December 31,
	2025	2024	2023

Net income (loss)	$23.8	$(33.7)	$(281.4)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation gain (loss)	63.3	(36.5)	32.1
Amounts reclassified out of AOCI	3.0	3.5	—
Unrealized currency derivative contracts (loss) gain	(41.9)	29.5	(5.5)
Total other comprehensive income (loss)	24.4	(3.5)	26.6

Comprehensive income (loss)	48.2	(37.2)	(254.8)
Comprehensive (income) loss attributable to noncontrolling interests	(20.8)	1.0	(23.3)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$27.4	$(36.2)	$(278.1)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2024	800,000	$789.7	137,442,778	$—	$1,712.8	$(493.7)	$(407.6)	$34.8	$1,636.0
Restricted stock grants (RSG)	—	—	1,573,473	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(714,754)	—	(6.8)	—	—	—	(6.8)
Shares retired due to common stock repurchase program	—	—	(393,493)	—	(6.9)	4.4	—	—	(2.5)
Share based compensation	—	—	—	—	25.7	—	—	—	25.7
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	64.7	1.7	66.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(42.2)	—	(42.2)
Common stock dividends	—	—	—	—	—	(66.2)	—	—	(66.2)
Preferred stock dividends	—	—	—	—	—	(43.5)	—	—	(43.5)
Net income	—	—	—	—	—	4.7	—	19.1	23.8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3.5	3.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20.8)	(20.8)
Balance, December 31, 2025	800,000	$789.7	137,908,004	$—	$1,724.8	$(594.3)	$(385.1)	$38.3	$1,573.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4
Preferred stock issuance, net of issuance costs	—	(0.2)	—	—	—	—	—	—	(0.2)
Issuance of common stock, net of issuance costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Restricted stock grants	—	—	412,148	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(131,116)	—	(1.6)	—	—	—	(1.6)
Shares retired due to common stock repurchase program	—	—	(1,565,775)	—	(27.7)	14.4	—	—	(13.3)
Stock based compensation	—	—	—	—	23.6	—	—	—	23.6
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(30.9)	(0.3)	(31.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.3	—	29.3
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(1.6)	—	(1.6)
Common stock dividends	—	—	—	—	—	(82.6)	—	—	(82.6)
Preferred stock dividends	—	—	—	—	—	(43.5)	—	—	(43.5)
Net loss	—	—	—	—	—	(33.0)	—	(0.7)	(33.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Balance, December 31, 2024	800,000	$789.7	137,442,778	$—	$1,712.8	$(493.7)	$(407.6)	$34.8	$1,636.0

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2022	600,000	$592.5	137,790,768	$—	$1,679.5	$122.1	$(430.1)	$46.4	$2,010.4
Preferred stock issuance, net of issuance costs	200,000	197.4	—	—	—	—	—	—	197.4
Issuance of common stock, net of issuance costs	—	—	1,690,743	—	29.8	—	—	—	29.8
Restricted stock grants	—	—	961,045	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(781,303)	—	(13.4)	—	—	—	(13.4)
Shares retired due to common stock repurchase program	—	—	(666,701)	—	(11.8)	4.3	—	—	(7.5)
Shares forfeited	—	—	(267,031)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	34.5	—	—	—	34.5
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	31.2	0.9	32.1
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(5.5)	—	(5.5)
Common stock dividends	—	—	—	—	—	(133.6)	—	—	(133.6)
Preferred stock dividends	—	—	—	—	—	(38.0)	—	—	(38.0)
Net loss	—	—	—	—	—	(303.8)	—	22.4	(281.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.3	1.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27.7)	(27.7)
Balance, December 31, 2023	800,000	$789.9	138,727,521	$—	$1,718.6	$(349.0)	$(404.4)	$43.3	$1,798.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$23.8	$(33.7)	$(281.4)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate, net	(94.7)	(160.1)	(127.6)
Depreciation and amortization	133.0	148.3	157.8
Above/below market and straight-line rent amortization	0.4	(1.6)	(5.5)
Uncollectible lease income	2.3	3.6	5.4
Provision for deferred income taxes	7.9	(10.4)	(65.9)
Amortization of loan fees	10.1	9.9	9.2
Amortization of discount and accretion of premium and transactional foreign exchange	3.2	(7.5)	2.9
Unrealized net loss derivatives	9.6	14.8	16.4
Loss on early extinguishment of debt	2.3	1.7	1.6
(Income) loss from unconsolidated investments	(142.8)	(6.5)	252.8
Provision for loan loss reserves	4.1	11.2	7.0
Accretion of discount on loans	(1.9)	(4.1)	(3.5)
Share-based compensation expense	25.7	23.6	34.5
Deferred compensation	10.4	(7.9)	(3.8)
Operating distributions from unconsolidated investments	67.6	60.8	69.2
Change in assets and liabilities:
Accounts receivable	(4.5)	11.6	(23.8)
Other assets	(3.4)	(4.5)	(1.3)
Accrued expenses and other liabilities	(41.7)	5.9	4.9
Net cash provided by operating activities	11.4	55.1	48.9
Cash flows from investing activities:
Issuance of loans	(54.3)	(40.1)	(150.2)
Proceeds from collection of loans	68.8	49.8	48.9
Payments for business acquired, net of cash acquired	(29.4)	—	—
Net proceeds from sale of consolidated real estate	565.7	589.5	383.9
Deposit for unconsolidated investment	(6.4)	—	—
Purchases of consolidated real estate	(99.3)	(16.6)	—
Capital expenditures to real estate	(66.6)	(131.6)	(217.2)
Investing distributions from unconsolidated investments	367.6	86.6	92.4
Contributions to unconsolidated investments	(208.2)	(125.0)	(167.4)
Proceeds from settlement of derivative contracts	—	1.6	—
Premiums paid for settlement of derivative contracts	(12.1)	—	(2.1)
Net cash provided by (used in) investing activities	525.8	414.2	(11.7)
Cash flow from financing activities:
Borrowings under line of credit	491.0	170.0	50.0
Repayment of line of credit	(317.2)	(215.2)	(185.0)
Borrowings under mortgage debt	231.5	360.7	408.9
Repayment of mortgage debt	(469.3)	(521.1)	(446.4)
Repayment of KWE Notes	(352.0)	(181.1)	—
Payment of loan fees	(4.3)	(13.9)	(0.7)
Issuance of common stock, net of issuance costs	—	(0.1)	29.8
Repurchase of common stock	(9.2)	(15.0)	(20.9)
Preferred stock issuance, net of issuance costs	—	(0.2)	197.4
Common stock dividends paid	(68.0)	(100.2)	(136.0)
Preferred stock dividends paid	(43.5)	(43.5)	(35.5)
Loan receivable proceeds received from equity partners	1.5	—	—
Contributions from noncontrolling interests	0.3	0.6	1.3
Distributions to noncontrolling interests	(20.8)	(6.5)	(27.7)
Net cash used in financing activities	(560.0)	(565.5)	(164.8)
Effect of currency exchange rate changes on cash and cash equivalents	(10.2)	—	2.0
Net change in cash and cash equivalents	(33.0)	(96.2)	(125.6)
Cash and cash equivalents, beginning of year	217.5	313.7	439.3
Cash and cash equivalents, end of year	$184.5	$217.5	$313.7
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2025	2024	2023
Cash paid for:
Interest(1)(2)	$220.0	$256.1	$252.0
Income taxes	14.9	9.2	21.8

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	565.3	600.9	376.1
Cash received on interest rate hedges	10.2	26.0	24.0
(1) $1.0 million, $1.1 million, and $1.4 million attributable to non-controlling interests for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Net of $0.0 million, $4.5 million, and $5.0 million of capitalized interest for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, 2024, and 2023, we have $88.6 million, $94.5 million, and $69.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the newly acquired Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2025, the Company contributed three wholly-owned vacant land parcels in Hawaii to its Kohanaiki joint venture residential development. The lots had a fair value of $20.0 million and generated a $3.5 million gain on sale of real estate, net due to the deconsolidation and was treated as a non-cash contribution to the Kohanaiki joint venture.
During the year ended December 31, 2025, the Company completed deed-in-lieu transactions with respect to a bridge loan secured by a retail center in Southern California and a life sciences building in San Diego. The Company holds the loans with a partner and will now account for the investments as an unconsolidated investment in the underlying real estate. The Company's share of the loan was $14.4 million and $0.7 million, which will be accounted for as an increase in unconsolidated investments and corresponding decrease to loan purchases and originations. No gain or loss was recognized as the par value of the loan approximates the fair value of the real estate.

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statementsm
December 31, 2025, 2024 and 2023
NOTE 1—ORGANIZATION

Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a real estate investment company that invests in high growth markets across the United States ("U.S."), the United Kingdom ("UK") and Ireland. With an objective of generating strong long-term risk-adjusted returns for its shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, in its markets, the Company focuses on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). In addition, as further described in this report, the Company recently expanded its rental housing platform through the acquisition of Toll Brothers' Apartment Living platform and significantly adding to our nationwide development capabilities. The Company's operations are defined by two business segments; its Consolidated Portfolio and Co-Investment Portfolio. Investment activities in the Consolidated Portfolio primarily involve ownership of multifamily assets. The Co-Investment Portfolio consists of (i) the co-investments in real estate and real estate-related assets, including loans secured by real estate, that the Company has made through its commingled funds and joint ventures that it manages; (ii) fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees); and (iii) carried interests.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
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
Loan income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Loan income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments - Credit Losses for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions. The Company currently utilizes market conditions and performance of underlying loans to determine loan loss reserves focusing on appraisals and debt service metrics.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
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
In addition, the Company elected the fair value option for 73 investments in unconsolidated investment entities ("FV Option" investments). These co-investments are structured as limited liability companies and limited partnerships with one partner and function under a collaborative decision-making structure. The Company owns a weighted average ownership of approximately 37% of the equity investment in such co-investment investments. The Company elected to record these co-investments at fair value in order to report the change in value in the underlying investments in the results of its current operations consistent with its investments in certain commingled funds, as described above.
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
At the end of each reporting period, the Company calculates the carried interest that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interests to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to carried interests to the general partner or asset manager. As of December 31, 2025 and 2024, the Company has $25.8 million and $27.6 million, respectively, of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2025 and 2024, the Company did not collect any carried interests. The amount of the Company’s non-cash carried interest accruals recorded from its Funds and its FV Option investments for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Funds	$(5.4)	$(38.8)	$(39.5)
Co-investments	3.6	(10.9)	(24.8)
Total	$(1.8)	$(49.7)	$(64.3)
Carried interests compensation is recognized in the same period that the related carried interests are recognized and can be reversed during periods when there is a reversal of carried interests that were previously recognized. As of December 31, 2025 and 2024, the Company has $6.9 million and $7.1 million, respectively, of accrued carried interests compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. During the year ended December 31, 2025 and 2024, the Company did not pay out any carried interests compensation.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
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

FOREIGN CURRENCIES — The financial statements of Kennedy Wilson's subsidiaries located outside the U.S. are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES — Kennedy Wilson has derivatives to reduce its exposure to foreign currencies and variable interest rates. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges, net investment hedges or interest rate hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings. The Company also has hedges that are undesignated which are recorded to other income and hedges on unconsolidated investments to hedge foreign currency or interest rates are recorded as part of fair value adjustments in principal co-investments as part of income from unconsolidated investments.
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Intangibles - Goodwill and Other, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar. As of December 31, 2025, 2024, and 2023 we have $88.6 million, $94.5 million, and $69.6 million, respectively, of restricted cash, which is included in cash and cash equivalents on the accompanying consolidated balance sheets, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Company's real

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
estate credit business on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued Accounting Standards Updated ("ASU") 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The Company prospectively adopted ASU 2023-09 in the fourth quarter of 2025 and have updated our tax disclosures to comply with the updated requirements.
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
The FASB did not issue any other ASUs during the year ended December 31, 2025 that the Company expects to be applicable and have a material impact on the Company's financial statements.

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2025 and 2024:

	December 31,
(Dollars in millions)	2025	2024
Land	$992.3	$979.6
Buildings	3,345.3	3,548.7
Building improvements	409.0	466.9
Acquired in-place lease values	242.1	244.3
	4,988.7	5,239.5
Less accumulated depreciation and amortization	(991.3)	(949.1)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$3,997.4	$4,290.4
Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 7.3 years at December 31, 2025.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2025, 2024 and 2023 was $126.7 million, $141.4 million and $148.9 million, respectively.

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
During the year ended December 31, 2025, Kennedy Wilson spent $102.5 million for the consolidated acquisition of two industrial development assets in the United Kingdom and four consolidated assets as part of Toll Brothers acquisition

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
which will form the new Kennedy Wilson Multifamily Development platform. The table below shows the components of real estate acquired during the year ended December 31, 2025. During the year ended December 31, 2024, the Company did not acquire any consolidated assets.

($ millions)	Land	Buildings
United Kingdom	$48.5	$—
KWMF Development	48.1	5.9
Total	$96.6	$5.9
In the fourth quarter, the Company completed the first two phases of its acquisition of the Toll Brothers Apartment Living platform, which included the in-house development team and equity interests in a portfolio of completed properties and assets under development. The third and final phase was completed in first quarter of 2026. The assets acquired from Toll Brothers are in various stages of development. The land values above consist of development sites that the Company owns but has not started development. There was $54.0 million of unconsolidated investments acquired as part transaction that are projects that are either under development or completed and in various stages of lease up. The remainder of the acquisition consists of pipeline deals that the Company is exploring.
Gains on Sale of Real Estate, Net
During the year ended December 31, 2025, Kennedy Wilson recognized gain on sale of real estate, net of $94.7 million. This includes gain on sale of (i) the sale of 90% equity interest and deconsolidation of a wholly-owned multifamily property, which generated $39.5 million in cash and a gain of $31.5 million; (ii) the sale of non-core office assets in Ireland, Italy and the United Kingdom for a gain of $11.9 million; (iii) the sale of two multifamily properties in the Western United States for a gain of $50.8 million and (iv) the contribution of three wholly-owned, vacant land parcels in Hawaii to its residential development joint venture. The lots that were contributed to the Company's residential development joint venture had a fair value of $20.0 million and generated a $3.5 million gain on sale of real estate, net due to the deconsolidation and was treated as a non-cash contribution to the joint venture.
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
Included in the net gains for the years ended December 31, 2025, 2024 and 2023 are impairment losses of $3.0 million, $22.1 million and $28.6 million, respectively, primarily relating to European non-core retail and office assets.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2025:

(Dollars in millions)	Minimum
Rental Revenues(1)
2026	$112.8
2027	100.0
2028	86.7
2029	69.1
2030	45.2
Thereafter	84.6
Total	$498.4
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2025:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$766.1	$87.5	$118.7	$91.3	$246.6	$1,310.2
Ireland	350.2	154.8	—	2.8	—	507.8
United Kingdom	14.5	167.6	—	31.4	16.2	229.7
Total	$1,130.8	$409.9	$118.7	$125.5	$262.8	$2,047.7

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2024:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$856.0	$74.1	$249.7	$63.4	$183.3	$1,426.5
Ireland	279.2	125.1	—	4.9	—	409.2
United Kingdom	7.7	154.2	—	28.4	16.4	206.7
Total	$1,142.9	$353.4	$249.7	$96.7	$199.7	$2,042.4

During the year ended December 31, 2025, the change in unconsolidated investments primarily relates to $208.2 million of cash contributions to unconsolidated investments, $435.1 million of distributions from unconsolidated investments, $142.7 million of income from unconsolidated investments (including $83.9 million of fair value gains), and a $37.5 million decrease related to other items, which was primarily due to the Company (i) completing a deed-in-lieu transaction on a bridge loan on a retail center located in the South Bay area in Southern California that is now treated as an unconsolidated investment in the underlying real estate in which the Company's share of the loan was $14.4 million and (ii) making a contribution of three wholly-owned, vacant parcels to its residential development joint venture that have a fair value of $20.0 million.
As of December 31, 2025 and December 31, 2024, $1,789.9 million and $1,884.4 million, respectively, of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
During the year ended December 31, 2025, Kennedy Wilson contributed $208.2 million to joint ventures, primarily to capital calls with respect to the new European investments in industrial and single family housing, and fund new acquisitions in the Company's new United States based commingled fund and multifamily properties in Western United States with separate account partners as well as the acquisition of joint venture investments as part of the transaction with Toll Brothers.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2025:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$37.1	$198.8	$9.3	$—	$0.4	$1.3	$1.5	$142.4	$48.3	$342.5
Ireland	7.9	0.1	7.7	17.7	—	—	—	—	15.6	17.8
United Kingdom	—	—	—	—	2.3	—	1.4	7.3	3.7	7.3
Total	$45.0	$198.9	$17.0	$17.7	$2.7	$1.3	$2.9	$149.7	$67.6	$367.6
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
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Income from unconsolidated investments - operating performance	$43.3	$29.9	$40.8
Income from unconsolidated investments - realized gains from cost basis investments	17.4	32.6	—
Income (loss) from unconsolidated investments - unrealized and realized fair value gain (losses)	83.9	(6.3)	(229.3)
Principal co-investments	144.6	56.2	(188.5)

Loss from unconsolidated investments - carried interests Funds	(5.4)	(38.8)	(39.5)
Income (loss) from unconsolidated investments - carried interests co-investments	3.6	(10.9)	(24.8)
Income (loss) from unconsolidated investments	$142.8	$6.5	$(252.8)

Operating performance

During the year ended December 31, 2025, the Company recognized an increase in rental and hotel revenue compared to the same period in 2024 due to an increase in rental operations due to the growth of our Co-Investment Portfolio and improved hotel operations at Kona Village as the property continues to progress towards stabilization. These increases were offset by interest expense due to the increase in assets in the Co-Investment portfolio.

Realized Gains

During the year ended December 31, 2025, primarily as a result of the recapitalization of a 687-unit Southern California multifamily community that the Company did not account for at fair value, reducing the Company's ownership from 51% to 10% through a new joint venture and resulting in $17 million of cash and a gain on sale of real estate, net of $17.1 million.

Fair Value

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
During the year ended December 31, 2025, the Company recorded fair value increases with respect to: (i) our minority ownership interest in Zonda, a technology based real estate residential housing advisory business, as a result of growth in the underlying business and (ii) our investment in VHH due to increases in NOI at the underlying properties and lower cost of capital associated with the business as interest rates have moved down. These fair value increases were offset by (i) lower fair values with respect to office properties in the Western United States, Ireland and United Kingdom due to market assumptions of higher vacancy rates and lower rental growth with respect to the same; and (ii) non-cash fair value losses on mortgage debt and interest rate hedges as previous non-cash fair value gains unwind due to loans and hedges moving closer to maturity dates.

During the year ended December 31, 2025, we recorded a $5.4 million decrease in the accrual for carried interests in our Funds, primarily related to the fair value decreases that the Company recorded with respect to certain office assets within the Company's United States commingled fund. There was also a $3.6 million increase in carried interests on certain separate account platforms that hold multifamily assets in the Western United States.

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

During the year ended December 31, 2024, the Company recorded a $38.8 million decrease in the accrual for carried interests relating to commingled funds that hold office assets and a $10.9 million reduction carried interests on certain separate account platforms that hold multifamily assets in the Western United States.
Vintage Housing Holdings

As of December 31, 2025 and 2024, the carrying value of the Company's investment in VHH was $388.7 million and $333.9 million, respectively. The total equity income recognized from the Company's investment in VHH was $69.6 million, $47.1 million and $63.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Distributions in the current period primarily relate to operating distributions and distributions associated with the conversion of development properties to operating properties.
During the year ended December 31, 2025, the Company received $24.7 million of proceeds from VHH, including $11.5 million from recurring monthly distributions and $13.1 million from paid developer fees at conversion from development properties to operating properties.

Capital Commitments

As of December 31, 2025, Kennedy Wilson had unfulfilled capital commitments totaling $270.9 million to twelve of its unconsolidated joint ventures, including $21.2 million relating to four closed-end funds managed by Kennedy Wilson, under the respective operating agreements.

Summarized Financial Data

VHH

The income from VHH was a significant component of the Company's operations for the year ended December 31, 2025 and 2024. Information for year ended December 31, 2023 is show for comparative purposes.

Summarized financial information is provided below:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

	VHH
	December 31,
(Dollars in millions)	2025	2024
Cash and cash equivalents	$111.8	$148.5
Accounts receivable	10.8	28.3
Real estate	2,234.0	2,141.3
Other	40.5	38.7
Total assets	$2,397.1	$2,356.8

Liabilities
Accounts payable and accrued expenses	$169.1	$120.1
Mortgage debt	1,502.9	1,523.9
Total liabilities	1,672.0	1,644.0

Equity
Kennedy Wilson - investment in unconsolidated investment	386.7	332.6
Partners	338.4	380.2
Total equity	725.1	712.8

Total liabilities and equity	$2,397.1	$2,356.8

	VHH
(Dollars in millions)	Year Ended December 31,
	2025	2024	2023
Rental income	$186.5	$174.9	$154.6

Unrealized fair value gains	58.0	36.4	114.4

Rental expenses	(66.7)	(61.2)	(52.1)
Interest expense	(66.6)	(62.8)	(52.0)
Other expense	(5.2)	(4.2)	(8.2)
Net income	106.0	83.1	156.7
Income attributable to partner	(36.4)	(36.0)	(93.7)
Income from unconsolidated investment	$69.6	$47.1	$63.0

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2025:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,789.9	$1,789.9
Net currency derivative contracts	—	(34.6)	—	(34.6)
Total	$—	$(34.6)	$1,789.9	$1,755.3
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2024:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,884.4	$1,884.4
Net currency derivative contracts	—	(1.2)	—	(1.2)
Total	$—	$(1.2)	$1,884.4	$1,883.2
Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
Kennedy Wilson elected to use the FV Option for 73 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,664.4 million and $1,787.7 million at December 31, 2025 and 2024, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $125.5 million and $96.7 million at December 31, 2025 and 2024, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 73 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2025	December 31, 2024
FV Option	$1,664.4	$1,787.7
Funds	125.5	96.7
Total	$1,789.9	$1,884.4
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2025	2024	2023
Beginning balance	$1,884.4	$1,927.0	$2,093.7
Unrealized and realized gains, including carried interests	196.7	142.2	111.5
Unrealized and realized losses	(103.8)	(178.1)	(377.4)
Contributions	114.6	105.3	168.8
Distributions	(374.9)	(97.2)	(143.9)
Foreign exchange	73.8	(29.8)	25.0
Other	(0.9)	15.0	49.3
Ending balance	$1,789.9	$1,884.4	$1,927.0
The Other balance for the year ended December 31, 2025 relates to activity at VHH. The Other balance for the year ended December 31, 2024 relates to the non-cash transfer of one consolidated multifamily property into VHH. The Other balance for the year ended December 31, 2023 primarily consists of non-cash contributions relating to two recapitalized multifamily investments into a separate account platform and one multifamily property into VHH. See notes to cash flow statement and Note 3 for further discussion regarding the sale.
The change in unrealized gains and losses on Level 3 investments during 2025 and 2024 for investments still held as of December 31, 2025 and 2024 were losses of $66.3 million and losses of $16.7 million, respectively. The change in unrealized and realized gains and losses are included in principal co-investments within income from unconsolidated investments on the accompanying consolidated statements of income.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, recent adverse developments affecting regional banks and other financial institutions and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the year ended December 31, 2025 and future periods.

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
The table below describes the range of inputs used as of December 31, 2025 for real estate assets:

Estimated Rates Used For
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.15% — 6.50%	8.15% — 8.50%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	N/A	16.30% — 18.50%
Multifamily - Market Rate	Income approach - direct capitalization	4.40% — 6.50%	N/A
Office	Income approach - discounted cash flow	5.20% — 7.50%	7.50% — 9.30%
	Income approach - direct capitalization	5.50% — 10.40%	N/A
Industrial	Income approach - discounted cash flow	5.00% —6.30%	6.30% — 7.80%
	Income approach - direct capitalization	4.00% — 9.50%	N/A
Hotel	Income approach - discounted cash flow	5.50%	9.00%
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
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
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against a portion of certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2025 and 2024, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
The fair value of the currency derivative contracts held as of December 31, 2025 and 2024 are reported in other assets, net for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet. See Note 15 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2025:

(Dollars in millions)			December 31, 2025		Year Ended December 31, 2025
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Losses		Recognized Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€155.0	$0.2	$17.3	$(1.0)		$(14.0)	$1.6	$—
EUR(1)	GBP	€40.0	—	0.7	—		—	—	—
EUR	GBP	£300.0	3.1	—	(6.9)		—	1.4	—
GBP	USD	£597.0	0.4	20.3	(19.9)		(3.8)	(0.1)	—
Total Outstanding			3.7	38.3	(27.8)		(17.8)	2.9	—
Settled
EUR	USD		—	—	—		(1.5)	0.1	(2.1)
EUR(2)	GBP		—	—	(18.0)		—	—	—
GBP	USD		—	—	(9.7)		—	0.1	(10.0)
Total Settled			—	—	(27.7)		(1.5)	0.2	(12.1)
Total			$3.7	$38.3	$(55.5)	(3)	$(19.3)	$3.1	$(12.1)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 10.
(3) Excludes deferred tax expense of $13.6 million.

The gains and losses recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson. During the year ended December 31, 2025, the Company reclassified a gain of $1.9 million from other comprehensive loss to gain on sale of real estate relating to the sale of office buildings in Ireland.

The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the year ended December 31, 2025, Kennedy Wilson had a gross foreign currency translation losses on its net assets of $67.6 million. As of December 31, 2025, the Company has hedged 96% of the net asset carrying value of its euro denominated investments and 83% of the net asset carrying value of its GBP denominated investments. See Note 15 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Derivatives
The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value loss of $2.6 million and fair value gain of $10.0 million for the years ended December 31, 2025 and 2024, respectively. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a loss of $2.0 million and a gain of $0.4 million recorded in principal co-investments for the years ended December 31, 2025 and 2024, respectively.
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

Debt liabilities are accounted for at face value plus net unamortized debt premiums. Debt assumed in an asset acquisition, or business combination, is recorded at fair value on the date of acquisition. The aggregate fair value as of December 31, 2025 and 2024 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $4.4 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their aggregate carrying value of $4.5 billion and $5.6 billion as of December 31, 2025 and 2024, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 6 - LOANS
The global debt platform consists of two portfolios: the Company's construction lending portfolio, which was established with the acquisition of the Construction Loan Portfolio from Pacific Western Bank in the second quarter of 2023 (as detailed below) and the Company's bridge loan portfolio.
Within its construction loan portfolio, the Company focuses on originating senior loans to high quality sponsors secured primarily by new market-rate apartment or student housing properties across the United States. The current outstanding balance of commitments totals $3.2 billion (Kennedy Wilson share of $116.8 million). As of December 31, 2025, Kennedy Wilson had unfulfilled capital commitments totaling $146.6 million to its loan portfolio.

The Company's bridge loan portfolio includes loans secured by multifamily, office, retail, industrial and hotel assets in the Western United States and United Kingdom. It also includes certain mezzanine loans that are fixed rate with maturities of 5 to 10 years and are secured by office or multifamily properties in the Western United States.

The Company had loan purchases and originations of $203.3 million and $231.1 million at December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025 and December 31, 2024, the Company had loan income of $22.3 million and $31.2 million, respectively. During the year ended December 31, 2025 and 2024, the Company recorded a $4.1 million and $11.2 million of credit loss reserve through other (loss) income. See Note 2 for more detail on CECL reserves.

The decline in the loan balance and interest income is primarily due to the Company taking a lower ownership percentage in newer loans. The Company's lower ownership interest however, leads to higher investment management fees as

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
the Company receives higher fees as it increases the amount of assets under management. During the year ended December 31, 2025, the Company also completed the following two deed-in-lieu transactions: (i) a retail asset in its bridge loan portfolio that had a $14.4 million loan balance; and (ii) $0.7 million loan on a life sciences building. The Company did not recognize any gain or loss as the fair value of the underlying real estate approximated the loan balance.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2025	2024
Straight line rent receivable	$34.0	$40.5
Interest rate caps and swaps	4.1	12.9
Goodwill	23.9	23.9
Hedge assets	3.7	4.9
Prepaid expenses	12.3	14.0
Deferred taxes, net	5.5	7.0
Leasing commissions, net of accumulated amortization of $16.9 and $13.5 at December 31, 2024 and 2023, respectively	7.6	7.9
Right of use asset, net	9.0	10.1
Furniture and equipment net of accumulated depreciation of $22.3 and $21.7 at December 31, 2024 and 2023, respectively	4.8	5.3
Above-market leases, net of accumulated amortization of $39.2 and $38.5 at December 31, 2024 and 2023, respectively	0.9	1.4
Customer relationships/platform value	11.3	—
Other	33.7	13.1
Other Assets	$150.8	$141.0
Depreciation and amortization expense related to the above depreciable assets were $6.3 million, $6.9 million, and $8.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Right of use asset, net

The Company, as a lessee, has ten office leases and one ground leases, which qualify as operating leases, with remaining lease terms of two to 233 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2026	$1.6
2027	1.7
2028	1.7
2029	1.7
2030	1.5
Thereafter	8.9
Total undiscounted rental payments	17.1
Less imputed interest	(8.1)
Right of use asset, net	$9.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
Rental expense was $0.9 million, $1.1 million, and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.

NOTE 8—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2025 and 2024:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2025	2024
Multifamily(1)	Western U.S.	$1,510.8	$1,664.9
Commercial(1)	United Kingdom	521.3	434.3
Commercial	Western U.S.	209.1	209.4
Commercial(1)	Ireland	210.1	303.1
Mortgage debt (excluding loan fees)(1)		2,451.3	2,611.7
Unamortized loan fees		(13.6)	(14.5)
Total Mortgage Debt		$2,437.7	$2,597.2
(1) The mortgage debt payable balances include unamortized debt discount. Debt discount represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan discount as of December 31, 2025 and 2024 was $1.1 million and $1.4 million, respectively.
The mortgage debt had a weighted average interest rate of 4.86% and 4.84% per annum as of December 31, 2025 and 2024, respectively. As of December 31, 2025, 70% of Kennedy Wilson's property level debt was fixed rate, 27% was floating rate with interest caps and 3% was floating rate without interest caps, compared to 70% fixed rate, 27% floating rate with interest caps and 2% floating rate without interest caps, as of December 31, 2024.

Mortgage Debt Transactions and Maturities
    During the year ended December 31, 2025, two existing mortgages were refinanced, four new loans were placed on new deals and six loans were paid off as part of asset sales.
The aggregate maturities of mortgage loans including amortization and effects of any extension options as of December 31, 2025 are as follows:

(Dollars in millions)	Aggregate Maturities
2026(1)	$531.5
2027	352.4
2028	335.3
2029	256.1
2030	262.1
Thereafter	715.0
2,452.4
Unamortized debt discount	(1.1)
Unamortized loan fees	(13.6)
Total Mortgage Debt	$2,437.7
(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on the Company's Third A&R Facility.

As of December 31, 2025, the Company was in compliance with all property-level mortgages and was current on all payments (principal and interest) with respect to the same. On August 6, 2025, a $60.0 million property-level, non-recourse

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
loan, secured by a wholly-owned office building in Northern California, matured. The Company is in discussions with lender regarding a loan modification and/or extension.

NOTE 9—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2025 and 2024:

	December 31,
(Dollars in millions)	2025	2024
Credit Facility	$284.7	$98.3
Senior Notes(1)	1,802.2	1,802.7
KW Unsecured Debt	2,086.9	1,901.0
Unamortized loan fees	(17.1)	(23.1)
Total KW Unsecured Debt	$2,069.8	$1,877.9
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of December 31, 2025 and December 31, 2024 was $2.2 million and $2.7 million, respectively.

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
The Third A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million.
As of December 31, 2025, the Company was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
As of December 31, 2025, the Company had $284.7 million outstanding on the Third A&R Facility with $265.3 million available to be drawn.
The average outstanding borrowings under credit facilities was $199.9 million during the year ended December 31, 2025.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
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
The indentures governing the notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of December 31, 2025, the maximum balance sheet leverage ratio was 1.38 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.
As of December 31, 2025, the Company was in compliance with all financial covenants.

NOTE 10—KWE UNSECURED BONDS
KWE had senior unsecured notes that had a carrying value of $309.8 million as of December 31, 2024 (the "KWE Notes"). KWE invested proceeds from the KWE Notes to fund equity investments in euro denominated assets and has designated the KWE Notes as a net investment hedge under ASC Topic 815. Fluctuations in foreign currency rates that impacted the carrying value of the KWE Notes were recorded to accumulated other comprehensive income. During the year ended December 31, 2025, Kennedy Wilson recognized a loss of $18.0 million in accumulated other comprehensive loss due to the strengthening of the euro against the GBP during the period. The Company fully repaid the KWE Notes in October 2025 at par and the KWE Notes are fully extinguished.
NOTE 11—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which the Company has an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $79.0 million, $49.3 million and $51.9 million for the periods ended December 31, 2025, 2024 and 2023, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
The Company provides investment management fees related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2025, 2024 and 2023 fees of $0.5 million, $0.9 million and $0.3 million, respectively, were eliminated in consolidation.

NOTE 12—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) income before the provision for (benefit from) income taxes:

	Year ended December 31,
(Dollars in millions)	2025	2024	2023
Domestic	$48.6	$(40.3)	$(238.8)
Foreign	(11.2)	16.8	(97.9)
Total	$37.4	$(23.5)	$(336.7)
The U.S. and foreign components of provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2025	2024	2023
Federal
Current	$—	$—	$—
Deferred	(1.3)	(11.8)	(66.0)
	(1.3)	(11.8)	(66.0)
State
Current	0.5	5.6	0.7
Deferred	7.3	(1.1)	0.8
	7.8	4.5	1.5
Foreign
Current	5.2	15.0	9.9
Deferred	1.9	2.5	(0.7)
	7.1	17.5	9.2

Provision for (benefit from) income taxes	$13.6	$10.2	$(55.3)

Total income taxes paid for the year ended December 31, 2025 were as follows:

(Dollars in millions)	Year Ended December 31, 2025
Federal	$—
State	3.3
Non-US
Ireland	11.7
Other Non-US	(0.1)
Total income taxes paid	$14.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows under the new ASU 2023-09 presentation:

(Dollars in millions)	Year Ended December 31, 2025
Tax Expense/(Benefit) at US Federal Rate	$7.8	21.0%
State and Local Income Taxes, net of Federal Income Tax Effect(1)	6.1	16.4%
Foreign Tax Effects
United Kingdom
UK Corporate Tax Imposed on Jersey Entities	2.2	6.0%
Nondeductible Interest	2.9	7.7%
Changes in valuation allowance	1.6	4.2%
Other	1.3	3.5%
Ireland
Statutory Tax Rate Difference between foreign and U.S.	(8.6)	(23.1)%
Irish Real Estate Fund Withholding Tax	2.1	5.5%
Other	0.1	0.2%
Other foreign jurisdictions	0.9	2.3%
Effect of Cross-Border Tax Laws
Subpart F Income	7.9	21.3%
Foreign flow-through and branch income	(0.9)	(2.4)%
Foreign tax credit	(2.4)	(6.4)%
Other	—	0.1%
Nontaxable or Nondeductible items
Nondeductible compensation	5.1	13.5%
NCI allocation	(3.8)	(10.2)%
Changes in valuation allowance	(9.3)	(24.8)%
Other adjustments	0.6	1.6%
Income tax expense and effective income tax rate	$13.6	36.4%
(1) State and local taxes in California comprise the majority of this category.
A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Tax computed at the statutory rate	$(4.9)	$(70.7)
Domestic permanent differences, primarily disallowed executive compensation	6.8	8.7
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	1.0	1.9
Effect of foreign operations, net of foreign tax credit	5.6	11.2
Noncontrolling interests	0.2	(5.1)
State income taxes, net of federal benefit	(1.1)	(7.8)
Other	2.6	6.5
Provision for (benefit from) income taxes	$10.2	$(55.3)
Cumulative tax effects of temporary differences are shown below at December 31, 2025 and 2024:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

	Year ended December 31,
(Dollars in millions)	2025	2024
Deferred tax assets:
Foreign currency translation	$—	$1.2
Net operating loss carryforward and credits	131.5	135.3
Depreciation and amortization	125.1	90.8
Investment basis difference	137.1	101.3
Stock option expense	2.6	1.7
Hedging transactions	28.4	17.0
Lease liability	1.4	0.1
Capitalized interest	0.6	0.2
Accrued reserves	7.2	6.4
Total deferred tax assets	433.9	354.0
Valuation allowance	(280.6)	(277.5)
Net deferred tax assets	153.3	76.5

Deferred tax liabilities:
Investment basis and reserve differences	361.5	288.7
Prepaid expenses and other	4.5	5.5
Foreign currency translation	2.2	—
Right of use asset	1.4	—
Total deferred tax liabilities	369.6	294.2

Deferred tax liability, net	$(216.3)	$(217.7)

During the year ended December 31, 2019, the United Kingdom enacted a Finance Act, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective on April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate held for investment purposes. Transitional provisions allowed for rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"). Accordingly, only gains arising from property value increases after April 5, 2019 are subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable. Therefore, a full valuation allowance was recorded against the UK deferred tax asset. As the economic environment in the UK real estate market is still uncertain and highly depended on numerous general economic factors, including but not limited to rising interest rates, foreign currency fluctuations, inflation, etc, the Company has maintained a full valuation allowance against its UK Basis Step-Up deferred tax asset. During fiscal year 2025, the valuation allowance on the UK Basis Step-Up increased to $189.4 million, primarily due to current year depreciation expense.

During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017, and every period thereafter. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not recognition threshold. During the year ended December 31, 2024, the Company's excess tax basis over book basis in KWE increased, primarily due to higher tax gains on sales of real estate. During the year ended December 31, 2025, the Company's excess tax basis over book basis in KWE decreased,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
primarily due to higher tax losses on sales of real estate. As of December 31, 2025, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance were $76.0 million and $59.3 million, respectively.
As of December 31, 2025, Kennedy Wilson had California and other state net operating losses of $98.3 million and $9.5 million, respectively. California net operating losses begin to expire in 2035. As of December 31, 2025, Kennedy Wilson had $142.8 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $87.4 million, of which $0.2 million begin to expire in 2026.
The Company's valuation allowance on deferred tax assets decreased by $3.1 million in 2025 and decreased by $5.8 million in 2024. The decrease in the valuation allowance during 2025 primarily relates to a decrease in the excess tax over book basis in KWE. The decrease in the 2024 primarily relates to a partial release of the valuation allowance against the deferred tax asset associated with our excess tax basis in KWE investment relating to assets intended for sale in the foreseeable future.

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

Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2022 through 2024 and 2021 through 2024, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2021 through 2024. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

As of December 31, 2025, the company does not have any unrecognized tax benefits.

NOTE 13—COMMITMENTS AND CONTINGENCIES
CAPITAL COMMITMENTS—As of December 31, 2025 and 2024, the Company has unfunded capital commitments of $270.9 million and $284.7 million to its joint ventures under the respective operating agreements. It also has commitments of $146.6 million and $123.4 million as of December 31, 2025 and 2024 to its global loan platform. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.
NOTE 14—STOCK COMPENSATION AND OTHER RELATED PLANS

The Company maintains a shareholder-approved equity participation plan (the “Second Amended and Restated Plan”) under which shares of common stock are reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The Second Amended and Restated Plan also allows for share recycling on net settled restricted stock awards, restricted stock unit awards, performance unit awards and performance share awards. Certain senior employees of the Company ("Senior Employees") participate in the Second Amended and Restated Plan. During the years ended December 31, 2025, 2024 and 2023, the compensation committee of the board of directors approved the total grant of 5.9 million shares of performance-based restricted stock units, 4.8 million shares of performance-based restricted stock units and 3.4 million shares of performance-based restricted stock units of Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”) (for the year ended December 31, 2023), performance-based restricted stock units of Company common stock subject to vesting based on the Company's return on invested assets (the "ROIA awards") (for the year ended December 31, 2025 and 2024) and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate GICS Level 1 Index (or replacement thereof) during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards and/or ROIA awards (as applicable) will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE and ROIA awards and time-based awards. Certain ROE and ROIA awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. As of December 31, 2025, there was $31.1 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2025, 2024 and 2023 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2025, 2024 and 2023 were 714,754 shares, 131,116 shares, and 781,303 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2025, 2024 and 2023, total payments for the employees’ tax obligations to the taxing authorities were $6.8 million, $1.6 million, and $13.4 million respectively. These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
During the years ended December 31, 2025, 2024 and 2023, Kennedy Wilson recognized $25.7 million, $23.6 million, and $34.5 million, respectively, of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2024, 2023 and 2022:

Shares
Nonvested at December 31, 2023	1,613,269
Granted	412,148
Vested	(131,116)
Nonvested at December 31, 2024	1,894,301
Granted	1,573,473
Vested	(714,754)
Nonvested at December 31, 2025	2,753,020
Non-NEO Deferred Compensation Program and Carried Interests Sharing Program

The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the years ended December 31, 2025, 2024 and 2023 the Company recognized compensation expense of $8.6 million, $6.4 million and $8.2 million, respectively, under the Deferred Compensation Program.

The Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”). On January 29, 2025, compensation committee of the Company's board of directors recently approved, reserved and authorized increasing the pool available for the Company employees from thirty-five percent to fifty percent (50%) issue of any carried interests earned by certain commingled funds and separate account investments to be

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
allocated to certain employees of the Company (including the Company's executive officers). Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vests upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests expense. During the years ended December 31, 2025, 2024 and 2023 the Company recognized reversals of $0.3 million, $16.6 million and $15.1 million, respectively, of carried interests compensation to employees.

NOTE 15—EQUITY

Preferred Stock

On June 16, 2023, the Company announced the issuance of its $200 million perpetual preferred stock to Fairfax. Under the terms of the agreement, Fairfax purchased $200 million in cumulative perpetual preferred stock carrying a 6.00% annual dividend rate and 7-year warrants for approximately 12.3 million common shares with an initial exercise price of $16.21 per share. The perpetual preferred stock issuance is treated as permanent equity.

Common Stock Repurchase Program
On March 20, 2018, the Company announced that its board of directors authorized a $250.0 million stock repurchase program. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. On November 4, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. As of December 31, 2025 there is $100.9 million remaining on the common stock repurchase program.
During the year ended December 31, 2025, Kennedy Wilson repurchased and retired 393,493 shares for $2.5 million. During the year ended December 31, 2024, Kennedy Wilson repurchased and retired 1,565,775 shares for $13.3 million under the previous stock repurchase program.
Generally, upon vesting, the restricted stock units granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. See Note 14 for more detail.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2025		Year Ended December 31, 2024
	Declared	Paid	Declared	Paid
Preferred Stock	$43.5	$43.5	$43.5	$43.5
Common Stock(1)	66.2	68.0	82.6	100.2
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

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/31/2024	1/2/2025	$0.1200	$0.1200	$—
3/31/2025	4/4/2025	0.1200	0.1200	—
6/30/2025	7/3/2025	0.1200	0.1200	—
9/30/2025	10/9/2025	0.1200	0.1200	—
	Totals	$0.4800	$0.4800	$—
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in each component of accumulated other comprehensive loss ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2024	$(156.6)	$105.8	$1.6	$(49.2)
Unrealized gains (losses), arising during the period	67.6	(55.5)	—	12.1
Taxes on unrealized (gains) losses, arising during the period	(4.3)	13.5	—	9.2
Amounts reclassified out of AOCI during the period, gross	2.3	(0.4)	—	1.9
Amounts reclassified out of AOCI during the period, taxes	0.9	0.2	—	1.1
Noncontrolling interest	(1.8)	—	—	(1.8)
Balance at December 31, 2025	$(91.9)	$63.6	$1.6	$(26.7)

(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized gains on foreign currency translation is a result of the strengthening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2025.
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
The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2025	2024	2023
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(38.8)	$(76.5)	$(341.8)

Weighted-average shares outstanding for basic	137,923,207	137,778,812	138,930,517
Loss per share - basic	$(0.28)	$(0.56)	$(2.46)
Weighted average shares outstanding for diluted	137,923,207	137,778,812	138,930,517
Loss per share - diluted	$(0.28)	$(0.56)	$(2.46)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
There was a total of 39,585,992, 40,726,571 and 42,977,012 during the years ended December 31, 2025, 2024 and 2023, respectively, potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

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

The following tables summarize the income and expense activity by segment for the years ended December 31, 2025, 2024 and 2023 and total assets as of December 31, 2025 and 2024.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

	Year Ended December 31, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$362.7	$—	$362.7
Investment management fees	—	115.2	115.2
Loans	—	22.3	22.3
Total segment revenue	362.7	137.5	500.2

Income from unconsolidated investments
Principal co-investments	—	144.6	144.6
Carried interests	—	(1.8)	(1.8)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments	—	137.2	137.2
Income from unconsolidated investments	—	280.0	280.0

Gain on sale of real estate, net	94.7	—	94.7

Segment Expenses
Rental	140.9	—	140.9
Compensation and related	32.1	57.1	89.2
Carried interests compensation	—	(0.3)	(0.3)
General and administrative	11.6	18.0	29.6
Other loss	2.8	4.1	6.9
Other segment items (1)	25.2	(0.3)	24.9
Total segment expenses	212.6	78.6	291.2
Segment Adjusted EBITDA	$244.8	$338.9	$583.7

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			0.8
Compensation and related, corporate			(47.0)
General and administrative, corporate			(6.8)
Depreciation and amortization			(133.0)
Interest expense			(239.6)
Loss on early extinguishment of debt			(2.3)
Other loss			(6.1)
Provision for income taxes			(13.6)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments			(137.2)
EBITDA adjustments to NCI			24.9
Net income			23.8
Net income attributable to noncontrolling interests			(19.1)
Preferred dividends			(43.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(38.8)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

	Year Ended December 31, 2024

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$390.6	$—	$390.6
Hotel	9.3	—	9.3
Investment management fees	—	98.9	98.9
Loans	—	31.2	31.2
Total segment revenue	399.9	130.1	530.0

Income from unconsolidated investments
Principal co-investments	—	56.2	56.2
Carried interests	—	(49.7)	(49.7)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments	—	135.4	135.4
Income from unconsolidated investments	—	141.9	141.9

Gain on sale of real estate, net	160.1	—	160.1

Expenses
Rental	150.0	—	150.0
Hotel	7.6	—	7.6
Compensation and related	39.4	49.1	88.5
Carried interests compensation	—	(16.6)	(16.6)
General and administrative	14.9	16.7	31.6
Other (income) loss	(1.0)	11.0	10.0
Other segment items (1)	7.8	(0.9)	6.9
Total expenses	218.7	59.3	278.0
Segment Adjusted EBITDA	$341.3	$212.7	$554.0

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			1.4
Compensation and related, corporate			(46.3)
General and administrative, corporate			(7.2)
Depreciation and amortization			(148.3)
Interest expense			(261.1)
Loss on early extinguishment of debt			(1.7)
Other income			14.2
Provision for income taxes			(10.2)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments			(135.4)
EBITDA adjustments to NCI			6.9
Net loss			(33.7)
Net loss attributable to noncontrolling interests			0.7
Preferred dividends			(43.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(76.5)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

	Year Ended December 31, 2023

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$415.3	$—	$415.3
Hotel	57.1	—	57.1
Investment management fees	—	61.9	61.9
Loans	—	26.1	26.1
Total segment revenue	472.4	88.0	560.4

Loss from unconsolidated investments
Principal co-investments	—	(188.5)	(188.5)
Carried interests	—	(64.3)	(64.3)
Company's share of Interest, Depreciation, and Taxes included in income from unconsolidated investments(1)	—	102.4	102.4
Loss from unconsolidated investments	—	(150.4)	(150.4)

Gain on sale of real estate, net	127.6	—	127.6

Segment Expenses
Rental	152.6	—	152.6
Hotel	37.9	—	37.9
Compensation and related	42.7	39.0	81.7
Carried interests compensation	—	(15.1)	(15.1)
General and administrative	15.5	12.7	28.2
Other (income) loss	(2.3)	7.0	4.7
Other segment items (1)	29.3	(0.3)	29.0
Total segment expenses	275.7	43.3	319.0
Segment Adjusted EBITDA	$324.3	$(105.7)	$218.6

Reconciliation of Segment Adjusted EBITDA to Net Income attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			2.2
Compensation and related, corporate			(57.7)
General and administrative, corporate			(7.5)
Depreciation and amortization			(157.8)
Interest expense			(259.2)
Loss on early extinguishment of debt			(1.6)
Other loss			(0.3)
Benefit from income taxes			55.3
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments			(102.4)
EBITDA adjustments to NCI			29.0
Net loss			(281.4)
Net income attributable to noncontrolling interests			(22.4)
Preferred dividends			(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(341.8)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
The table below reconciles segment revenue to total revenue for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Segment revenue	$500.2	$530.0	$560.4
Other revenue	0.8	1.4	2.2
Total consolidated revenue	$501.0	$531.4	$562.6

	December 31,
(Dollars in millions)	2025	2024
Assets
Consolidated	$4,200.4	$4,591.6
Co-investment	2,251.0	2,273.5
Corporate	171.1	96.0
Total assets	$6,622.5	$6,961.1

	December 31,
(Dollars in millions)	2025	2024	2023
Expenditures for long lived assets
Investments	$(165.9)	$(148.2)	$(217.2)
Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
United States	$355.0	$368.0	$334.1
Europe	146.0	163.4	228.5
Total revenue	$501.0	$531.4	$562.6

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2025 and 2024, respectively; consolidating statements of income for the years ended December 31, 2025, 2024 and 2023, respectively; of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2025 or 2024 and for the years ended December 31, 2025, 2024 or 2023.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2025 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$18.3	$94.0	$72.2	$—	$184.5
Accounts receivable, net	—	—	18.9	19.9	—	38.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,172.4	2,825.0	—	3,997.4
Unconsolidated investments	—	15.7	683.4	1,348.6	—	2,047.7
Investments in and advances to consolidated subsidiaries	1,561.0	3,891.6	2,559.6	—	(8,012.2)	—
Other assets, net	—	42.5	86.0	22.3	—	150.8
Loan purchases and originations, net	—	0.4	182.4	20.5	—	203.3
Total assets	$1,561.0	$3,968.5	$4,796.7	$4,308.5	$(8,012.2)	$6,622.5

Liabilities
Accounts payable	—	0.7	1.4	7.9	—	10.0
Accrued expenses and other liabilities	25.9	337.0	85.4	83.3	—	531.6
Mortgage debt	—	—	818.3	1,619.4	—	2,437.7
KW unsecured debt	—	2,069.8	—		—	2,069.8
KWE unsecured bonds	—	—	—		—	—
Total liabilities	25.9	2,407.5	905.1	1,710.6	—	5,049.1

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,535.1	1,561.0	3,891.6	2,559.6	(8,012.2)	1,535.1
Noncontrolling interests	—	—	—	38.3	—	38.3
Total equity	1,535.1	1,561.0	3,891.6	2,597.9	(8,012.2)	1,573.4
Total liabilities and equity	$1,561.0	$3,968.5	$4,796.7	$4,308.5	$(8,012.2)	$6,622.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2024 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$36.7	$103.4	$77.4	$—	$217.5
Accounts receivable, net	—	—	22.2	16.5	—	38.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization, net	—	—	1,394.7	2,895.7	—	4,290.4
Unconsolidated investments	—	14.2	679.6	1,348.6	—	2,042.4
Investments in and advances to consolidated subsidiaries	1,628.8	3,726.8	2,339.9	—	(7,695.5)	—
Other assets, net	—	44.8	50.9	45.3	—	141.0
Loan purchases and originations, net	—	0.4	201.7	29.0	—	231.1
Total assets	$1,628.8	$3,822.9	$4,792.4	$4,412.5	$(7,695.5)	$6,961.1

Liabilities
Accounts payable	$—	$1.0	$2.5	$7.3	$—	$10.8
Accrued expenses and other liabilities	27.6	315.2	96.6	90.0	—	529.4
Mortgage debt	—	—	966.5	1,630.7	—	2,597.2
KW unsecured debt	—	1,877.9	—	—	—	1,877.9
KWE unsecured bonds	—	—	—	309.8	—	309.8
Total liabilities	27.6	2,194.1	1,065.6	2,037.8	—	5,325.1

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,601.2	1,628.8	3,726.8	2,339.9	(7,695.5)	1,601.2
Noncontrolling interests	—	—	—	34.8	—	34.8
Total equity	1,601.2	1,628.8	3,726.8	2,374.7	(7,695.5)	1,636.0
Total liabilities and equity	$1,628.8	$3,822.9	$4,792.4	$4,412.5	$(7,695.5)	$6,961.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2025 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$261.5	$239.5	$—	$501.0

Total income (loss) from unconsolidated investments	—	7.9	38.8	96.1	—	142.8

Gain on sale of real estate, net	—	—	44.9	49.8	—	94.7

Total expenses	25.7	79.4	158.6	182.5	—	446.2

(Loss) income from consolidated subsidiaries	49.5	237.4	102.3	—	(389.2)	—
Interest expense	—	(103.9)	(42.5)	(93.2)	—	(239.6)
Loss on early extinguishment of debt	—	—	(2.0)	(0.3)	—	(2.3)
Other income (loss)	—	(6.0)	(5.3)	(1.7)	—	(13.0)
(Loss) income before provision for income taxes	23.8	56.0	239.1	107.7	(389.2)	37.4
(Provision for) benefit from income taxes	—	(6.5)	(1.7)	(5.4)	—	(13.6)
Net (loss) income	23.8	49.5	237.4	102.3	(389.2)	23.8
Net loss attributable to the noncontrolling interests	—	—	—	(19.1)	—	(19.1)
Preferred dividends	(43.5)	—	—	—	—	(43.5)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(19.7)	$49.5	$237.4	$83.2	$(389.2)	$(38.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenues	$—	$0.1	$270.6	$260.7	$—	$531.4

Income (loss) from unconsolidated investments	—	0.7	8.3	(2.5)	—	6.5

Gain on sale of real estate, net	—	0.8	86.0	73.3	—	160.1

Total expenses	23.6	84.7	163.8	190.8	—	462.9

(Loss) income from consolidated subsidiaries	(10.6)	152.1	13.1	—	(154.6)	—
Interest expense	—	(100.6)	(45.6)	(114.9)		(261.1)
Loss on early extinguishment of debt	—	—	(0.4)	(1.3)	—	(1.7)
Other income (loss)	0.5	13.7	(13.1)	3.1		4.2
(Loss) income before benefit from (provision for) income taxes	(33.7)	(17.9)	155.1	27.6	(154.6)	(23.5)
Benefit from (provision for) income taxes	—	7.3	(3.0)	(14.5)	—	(10.2)
Net (loss) income	(33.7)	(10.6)	152.1	13.1	(154.6)	(33.7)
Net loss attributable to the noncontrolling interests	—	—	—	0.7	—	0.7
Preferred dividends	(43.5)	—	—	—	—	(43.5)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(77.2)	$(10.6)	$152.1	$13.8	$(154.6)	$(76.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total

Total revenue	$—	$0.2	$239.6	$322.8	$—	$562.6

Loss from unconsolidated investments	—	—	(110.5)	(142.3)		(252.8)

Gain on sale of real estate, net	—	—	98.8	28.8	—	127.6

Total expenses	35.1	82.1	158.5	232.6	—	508.3

Loss from consolidated subsidiaries	(246.7)	(131.5)	(147.5)	—	525.7	—
Interest expense	—	(97.2)	(45.0)	(117.0)	—	(259.2)
Loss (gain) on early extinguishment of debt	—	—	(2.0)	0.4	—	(1.6)
Other income (loss)	0.4	(0.9)	(6.4)	1.9	—	(5.0)
Loss before benefit from (provision for) income taxes	(281.4)	(311.5)	(131.5)	(138.0)	525.7	(336.7)
Benefit from (provision for) income taxes	—	64.8	—	(9.5)	—	55.3
Net loss	(281.4)	(246.7)	(131.5)	(147.5)	525.7	(281.4)
Net income attributable to the noncontrolling interests	—	—	—	(22.4)	—	(22.4)
Preferred dividends	(38.0)	—	—	—	—	(38.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(319.4)	$(246.7)	$(131.5)	$(169.9)	$525.7	$(341.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2025 2024 and 2023
NOTE 19—SUBSEQUENT EVENTS

On February 16, 2026, the Company announced that it entered into an agreement and plan of merger to be acquired by an entity affiliated with a consortium led by William McMorrow, Chairman and Chief Executive Officer of the Company, and certain other senior executives of the Company, together with Fairfax (collectively, the “Consortium”). If the transaction is consummated, the Consortium will acquire all outstanding common shares of Kennedy Wilson other than certain shares owned by the members of the Consortium and their respective affiliates for $10.90 per share in cash (the “Transaction”). The Transaction is currently expected to close in the second quarter of 2026 and is subject to customary closing conditions, including the receipt of (i) the approval by holders of a majority in voting power of the Company’s outstanding capital stock entitled to vote on the Transaction, (ii) the approval by a majority of the votes cast by holders of Kennedy Wilson equity securities (other than holders affiliated with the Consortium) and entitled to vote on the Transaction, and (iii) any required regulatory approvals and the expiration or termination of any applicable waiting periods.

In January 2026, the Company completed the third and final phase of its acquisition of the Toll Brothers Apartment Living platform, which included equity interests in four multifamily communities totaling 1,405 units for a total purchase price of $61 million. Kennedy Wilson had a 2% ownership in these investments. Additionally, the Company acquired a wholly-owned multifamily development site in the Northeast for $13 million. The Company plans to pursue a partner-led recapitalization for the investment.

Subsequent to December 31, 2025, the Company has drawn $95 million on its unsecured revolving credit facility and has $170.0 million available to draw.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2025(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.8	$11.4	$54.3	$65.7	$(14.5)	39 years	1955/1981/1982	2013
Commercial portfolio	United Kingdom	—	16.2	0.6	—	1.0	8.4	9.4	(2.5)	39 years	Various	2014
Commercial portfolio	United Kingdom	—	32.2	205.8	10.8	19.3	167.6	186.9	(56.0)	39 years	Various	2014
Office	Ireland	56.1	8.2	102.6	—	7.0	88.4	95.4	(25.4)	39 years	2003	2014
Retail	Ireland	51.8	52.8	49.7	24.0	45.1	64.8	109.9	(15.9)	39 years	1966/2005	2014
Office	Ireland	43.7	20.4	73.8	8.8	17.6	72.4	90.0	(22.0)	39 years	1980	2014
Office	United Kingdom	188.7	85.3	232.0	29.7	82.4	227.1	309.5	(87.5)	39 years	2003	2014
Retail	United Kingdom	—	6.2	109.5	9.2	5.0	98.0	103.0	(28.7)	39 years	2010	2014
Office	Southern California	33.1	31.8	60.6	29.0	31.8	89.6	121.4	(30.6)	39 years	1982	2015
Office	Southern California	27.9	11.6	36.5	6.0	11.6	42.5	54.1	(13.7)	39 years	1968	2015
Office	Southern California	35.0	20.7	47.9	26.5	20.7	54.2	74.9	(16.9)	39 years	1982	2015
Commercial portfolio	United Kingdom	—	39.2	85.5	3.0	18.8	36.8	55.6	(9.2)	39 years	Various	2015
Office portfolio	United Kingdom	—	4.9	28.4	8.6	10.1	24.0	34.1	(5.2)	39 years	Various	2015
Office portfolio	Italy	—	4.9	24.2	0.6	15.0	43.0	58.0	(10.8)	39 years	Various	2015
Office portfolio	United Kingdom	67.6	32.1	70.4	15.5	29.8	80.8	110.6	(19.5)	39 years	Various	2016
Office	Ireland	41.1	4.2	64.0	3.2	4.3	68.3	72.6	(16.8)	39 years	2009	2016
Office	Pacific Northwest	18.0	21.4	74.2	2.6	21.4	76.8	98.2	(16.7)	39 years	1999/2001	2017
Office	Ireland	17.4	4.9	18.5	8.9	4.8	27.3	32.1	(5.0)	39 years	1841	2017
Office	Northern California	60.0	23.5	57.3	12.3	23.5	69.6	93.1	(12.6)	39 years	2000	2019
Office	United Kingdom	116.7	71.2	177.9	—	68.9	172.3	241.2	(19.4)	39 years	2019	2021
Office	United Kingdom	42.1	25.3	54.8	13.0	25.2	67.4	92.6	(4.6)	39 years	2001/2007	2021
Office	United Kingdom	53.5	25.5	74.1	11.7	25.5	85.6	111.1	(7.8)	39 years	2004	2022
Industrial	United Kingdom	15.2	24.9	—	—	24.9	—	24.9	—	39 years	N/A	2025
Industrial	United Kingdom	37.6	48.5	—	1.4	49.7	1.7	51.4	—	39 years	N/A	2025
Multifamily
366-unit asset	Mountain West	77.8	9.1	36.3	16.8	9.1	53.2	62.3	(26.2)	39 years	2000	2012
204-unit asset	Mountain West	32.5	2.0	17.6	5.4	2.0	23.1	25.1	(8.5)	39 years	1999	2016
168-unit asset	Mountain West	10.9	1.8	13.1	5.7	1.8	18.7	20.5	(7.0)	39 years	1992	2016
386-unit asset	Southern California	66.0	—	81.4	11.6	—	93.0	93.0	(28.4)	39 years	2002	2016
310-unit asset	Southern California	76.7	0.6	—	0.2	—	119.0	119.0	(4.5)	39 years	2024	2018

210-unit asset	Pacific Northwest	44.5	11.0	46.7	2.2	11.0	48.9	59.9	(11.4)	39 years	2007	2017
202-unit asset	Mountain West	58.0	0.2	—	0.2	3.4	86.4	89.8	(3.4)	39 years	2024	2018
343-unit asset	Pacific Northwest	84.0	26.8	107.4	2.7	26.8	110.1	136.9	(23.6)	39 years	2016	2017
179-unit asset	Pacific Northwest	25.5	11.9	47.4	2.8	11.9	50.2	62.1	(11.4)	39 years	2013	2017
492-unit asset	Mountain West	59.1	15.8	63.2	11.1	15.9	74.3	90.2	(20.0)	39 years	1985	2018
66-unit asset	Mountain West	8.0	0.8	—	0.2	0.7	9.4	10.1	(1.3)	39 years	2021	2018
89-unit asset	Mountain West	17.7	2.1	—	0.1	2.0	21.6	23.6	(1.9)	39 years	2024	2018
188-unit asset	Mountain West	13.1	4.9	19.7	10.4	4.9	30.0	34.9	(10.2)	39 years	1985	2018
120-unit asset	Mountain West	32.3	5.7	—	0.9	1.9	38.5	40.4	(5.5)	39 years	2021	2018
277-unit asset	Mountain West	62.2	4.0	—	6.9	2.7	55.4	58.1	(13.4)	39 years	2021	2019
10-unit asset	Mountain West	—	—	—	—	—	2.3	2.3	(0.3)	39 years	2021	2019
260-unit asset	Mountain West	51.4	13.4	53.6	4.4	13.4	58.0	71.4	(8.9)	39 years	2014	2020
280-unit asset	Mountain West	39.6	13.3	53.0	0.5	13.3	53.7	67.0	(6.6)	39 years	2019	2021
344-unit asset	Mountain West	39.2	13.0	52.1	7.0	13.0	59.1	72.1	(8.8)	39 years	1985	2021
240-unit asset	Mountain West	43.0	4.6	—	0.1	14.6	48.5	63.1	(2.8)	39 years	2024	2021
240-unit asset	Mountain West	45.1	11.1	44.2	1.6	11.1	46.4	57.5	(5.6)	39 years	2020	2021
160-unit asset	Mountain West	13.9	4.5	17.9	0.5	4.5	18.7	23.2	(2.3)	39 years	1990/1998	2021
332-unit asset	Mountain West	76.2	26.7	106.9	5.3	26.7	112.1	138.8	(13.8)	39 years	2002	2021
383-unit asset	Pacific Northwest	124.5	38.3	153.0	11.0	38.3	164.0	202.3	(20.6)	39 years	2002/2008	2021
164-unit asset	Pacific Northwest	43.0	14.8	59.1	1.0	14.8	60.1	74.9	(6.7)	39 years	2020	2021
528-unit asset	Mountain West	101.1	31.1	124.4	9.1	31.1	133.5	164.6	(16.4)	39 years	1989/1990	2021
350-unit asset	Mountain West	79.7	33.2	132.6	7.4	33.2	140.0	173.2	(15.4)	39 years	1985	2022
404-unit asset	Mountain West	61.6	29.6	118.3	3.8	29.6	122.1	151.7	(12.7)	39 years	1996	2022
356-unit asset	Mountain West	55.3	20.8	83.1	6.0	20.8	89.2	110.0	(10.0)	39 years	1995/2008	2022
260-unit asset	Mountain West	34.1	15.7	62.6	2.6	15.7	65.3	81.0	(6.3)	39 years	2013	2022

Development
Office	Ireland	—	1.2	0.9	1.0	1.3	1.0	2.3	—	N/A	N/A	2020
Multifamily	Southern California	—	6.0	—	5.1	6.8	5.1	11.9	—	N/A	N/A	2015
Multifamily	Ireland	—	—	9.6	—	—	16.7	16.7	(1.2)	39 years	1980	2022
Multifamily	Southern California	—	0.4	—	—	2.2	—	2.2	—	N/A	N/A	2024
Multifamily	Other	—	10.7	2.0	2.0	10.7	2.0	12.7	—	N/A	N/A	2025
Multifamily	Other	—	16.5	—	—	16.5	—	16.5	—	N/A	N/A	2025
Multifamily	Other	—	5.1	3.8	3.8	5.1	3.8	8.9	—	N/A	N/A	2025

Land	Hawaii	—	0.7	—	—	0.7	—	0.7	—	N/A	1912	2010
Grand Total		$2,416.5	$1,034.5	$3,176.7	$409.0	$992.3	$3,754.3	$4,746.6	$(756.4)
(1) The tax basis of all the properties in aggregate totaled $3,724.9 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31,
(Dollars in millions)	2025	2024	2023
Balance at the beginning of period	$4,995.2	$5,518.7	$5,775.3
Additions during the period:
Other acquisitions	102.5	16.6	—
Improvements	68.4	119.7	218.6
Foreign currency	160.3	(73.8)	90.9
Deductions during the period:
Cost of real estate sold	(579.8)	(586.0)	(566.1)
Balance at close of period	$4,746.6	$4,995.2	$5,518.7

Changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31,
(Dollars in millions)	2025	2024	2023
Balance at the beginning of period	$716.1	$702.1	$619.6
Additions during the period:
Depreciation expense	117.9	132.5	136.5
Deductions during the period:
Dispositions	(103.6)	(106.0)	(66.5)
Foreign currency	26.0	(12.5)	12.5
Balance at close of period	$756.4	$716.1	$702.1
See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2025

Type of Loan (dollars in millions)	Description/Location	Interest Rates(1)	Maturity Date(2)	Payment Terms(3)	Principal Amount	Carrying Amount(4)
Construction Loans
Construction Loans greater than 3% of the carrying amount of total loans
Construction Loan	Multifamily/Northeast	7.50%	2026	I/O	$6.5	$6.5
Construction Loan	Multifamily/Southern California	6.49%	2028	I/O	6.8	6.8
Construction Loans less than 3% of the carrying amount of total loans
Construction Loans	Multifamily/Diversified	6.49% - 9.75%	2026 - 2032	I/O	63.4	62.3
Construction Loans	Student Housing/Diversified	6.69% - 7.95%	2026 - 2031	I/O	13.1	12.7
Construction Loans	Hotel/Diversified	7.44% - 8.41%	2026 -2028	I/O	12.3	12.2
Construction Loans	Other/Diversified	6.94% - 8.18%	2026 -2029	I/O	11.9	11.9
Construction Loans	Industrial/Diversified	7.19%	2026	I/O	3.5	3.5
Total Construction Loans					$117.5	$115.9
Bridge Loans
Bridge Loans greater than 3% of the carrying amount of total loans
Bridge Loan	Retail/Southern California	10.14%	2026	I/O	$7.1	$7.1
Bridge Loan	Multifamily/Mountain West	4.75%	2027	I/O	7.7	7.7
Bridge Loan(5)	Office/Northern California	9.44%	2024	I/O	7.3	6.7
Bridge Loan	Office/Southern California	9.29%	2026	I/O	8.1	7.9
Bridge Loans less than 3% of the carrying amount of total loans
Bridge Loans	Office/Diversified	3.50% - 7.40%	2026 - 2033	I/O	29.7	14.4
Bridge Loans	Multifamily/Diversified	6.00% - 10.00%	2027 - 2028	I/O	7.3	7.3
Bridge Loans	Other/Diversified	6.94% - 10.70%	2026	I/O	9.5	9.5
Bridge Loans	Hotel/Diversified	9.99% -12.05%	2026 -2029	I/O	23.7	23.1
Total Bridge Loans					$100.4	$83.7
Other Loans
Other Loans greater than 3% of the carrying amount of total loans
Other Loan	Retail/Mountain West	6.00%	2027	I/O	$8.0	$8.0
Other Loans less than 3% of the carrying amount of total loans
Other Loans	Diversified/Southern California	S + 2.50%	2027	P,I	0.4	0.4
Total Other Loans					$8.4	$8.4
Total Loans					$226.3	$208.0
CECL Reserve					—	(4.7)
Total Loans, net					$226.3	$203.3
(1)The Company's variable rate loans are based off Term SOFR and expressed as spread over the Term SOFR rate.
(2)Maturity date assumes all extension options are exercised, if applicable
(3)I/O = interest only until final maturity unless otherwise noted. P,I = amortizing loan with principal and interest payments
(4)Represents the Company's share of loans in its debt business.
(5)Loan is currently in default.

For the years ended December 31, 2025, 2024 and 2023, the loan portfolio activity was as follows:

($ in millions)	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2022	$149.4	$—	$149.4
Originations and fundings	43.8	—	43.8
Construction loan portfolio acquisition	115.6	—	115.6
Construction loan portfolio acquisition discount	(9.2)	—	(9.2)
Proceeds from sales and repayments	(48.9)	—	(48.9)
Accretion of loan discount and other amortization, net	3.5	—	3.5
Provision for credit losses	—	(7.0)	(7.0)
Balance at December 31, 2023	$254.2	$(7.0)	$247.2
Originations and fundings	47.8	—	47.8
Proceeds from sales and repayments	(49.8)	—	(49.8)
Accretion of loan discount and other amortization, net	4.1	—	4.1
Foreclosure	(3.9)	—	(3.9)
Deferred loan fees	(3.2)	—	(3.2)
Other	(0.9)	—	(0.9)
Provision for credit losses	—	(10.2)	(10.2)
Balance at December 31, 2024	$248.3	$(17.2)	$231.1
Originations and fundings	56.8	—	56.8
Proceeds from sales and repayments	(68.8)	—	(68.8)
Accretion of loan discount and other amortization, net	1.9	—	1.9
Foreclosure	(15.1)	—	(15.1)
Deferred loan fees	(0.8)	—	(0.8)
Other	2.3	—	2.3
Provision for credit losses	—	(4.1)	(4.1)
Balance at December 31, 2025	$224.6	$(21.3)	$203.3

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2025 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025

Item 11.    Executive Compensation

The information called for by this item is incorporated herein by reference to either our definitive proxy statement for our 2026 annual meeting or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days of the registrant’s fiscal year ended December 31, 2025

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to either our definitive proxy statement for our 2026 annual meeting or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days of the registrant’s fiscal year ended December 31, 2025

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to either our definitive proxy statement for our 2026 annual meeting or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days of the registrant’s fiscal year ended December 31, 2025

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185

The information called for by this item is incorporated herein by reference to either our definitive proxy statement for our 2026 annual meeting or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days of the registrant’s fiscal year ended December 31, 2025

PART IV

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
(2)Financial Statement Schedules. Schedule III and IV is listed in the Index to Consolidated Financial Statements, which appear beginning on page 115 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto. The financial statements of Vintage Housing Holdings, LLC as required pursuant to Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this report.
(3)Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 123 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Merger Agreement	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed February 17, 2026.
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Third Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 21, 2023.
3.3	Certificate of Designations Establishing the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock.	Filed as Exhibit 3.3 to Registrant's Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019
3.4	Certificate of Designations Establishing the 4.75% Series B Cumulative Perpetual Preferred Stock.	Filed as Exhibit 4.1 of Registrant's Current Report on Form 8-K (File No. 001-33824) filed February 23, 2022
3.5	Certificate of Designations Establishing the 6.00% Series C Cumulative Perpetual Preferred Stock.	Filed as Exhibit 3.1 of Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 16, 2023
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture, dated as of March 25, 2014, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1, dated as of March 25, 2014, among Kennedy-Wilson Holdings, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2029-1 dated as of February 11, 2021, among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
4.5	Supplemental Indenture No. 2031-1, dated as of February 11, 2021 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K (001-33824) filed February 11, 2021
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
Filed as Exhibit 4.17 to Registrant’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.
4.18	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.19	Warrant Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.20	Registration Rights Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.21	Warrant Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.22	Registration Rights Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.23	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.20 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
10.1†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed September 29, 2023
10.2†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.3†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.

10.4†	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 10, 2022.
10.5†	Third Amendment to the Second Amended and Restated 2009 Equity Participation Plan	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on June 5, 2025
10.6†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.7†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.8†	Form of Carried Interest Award Letter Agreement	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed on January 31, 2025.
10.9†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023.
10.10†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023
10.11†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and In Ku Lee	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-33824) filed May 9, 2024
10.12†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.13†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.14†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.15†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed May 9, 2024
10.16†	Form of Return on Invested Assets Performance-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed May 9, 2024
10.17†	Form of Time-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 16, 2024.
10.18	Securities Purchase Agreement, dated October 17, 2019 between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.19	4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated February 23, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 23, 2022
10.20
Amendment No. 1 to the 4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.21	6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 4, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed June 5, 2023
10.22
Amendment No. 1 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 16, 2023, by and among the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.
Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed August 4, 2023

10.23
Amendment No. 2 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.24
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
10.25
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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.26	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
19.1	Policy on Insider Information and Insider Trading	Filed as Exhibit 19.1 to Registrant’s Annual Report on Form 10-K filed February 28, 2025.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.2	Consent of Independent Auditors	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
97	Kennedy-Wilson Holdings, Inc. Amended and Restated Compensation Recovery Policy	Filed as Exhibit 97 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
99.1	Separate financial statements of Vintage Housing Holdings, LLC as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934	Filed herewith.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements, (vi) Schedule III - Real Estate and Accumulated Depreciation and (vii) Schedule IV - Loans.	Filed herewith.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2026.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 26, 2026

/S/ JUSTIN ENBODY Justin Enbody	Senior Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2026

/S/ TODD BOEHLY Todd Boehly	Director	February 26, 2026

/S/ RICHARD BOUCHER Richard Boucher	Director	February 26, 2026

/S/ TREVOR BOWEN Trevor Bowen	Director	February 26, 2026

/S/ WADE BURTON Wade Burton	Director	February 26, 2026

/S/ MICHAEL EISNER Micheal Eisner	Director	February 26, 2026

/S/ JEFF MEYERS Jeff Meyers	Director	February 26, 2026

/S/ DAVID A. MINELLA David A. Minella	Director	February 26, 2026

/S/ NADINE WATT Nadine Watt	Director	February 26, 2026

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 26, 2026

/S/ STANLEY ZAX Stanley Zax	Director	February 26, 2026