Form 10-K/A
period 2025-12-31
Kennedy-Wilson Holdings, Inc.
filed 2026-04-29
CIK 1408100

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

The number of shares of common stock outstanding as of April 27, 2026 was 139,303,275.

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2025 Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the 2025 Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the 2025 Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2025 Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the 2025 Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the 2025 Form 10-K and our other filings with the SEC.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors and Executive Officers

Set forth below is the name, age and title of each director and executive officer of the Company as of April 18, 2026 followed by a summary of each director’s and executive officer’s background and principal occupations. Unless specifically noted or the context provides otherwise, as used in this section, “we,” “our,” “us” or the “Company” refer to Kennedy-Wilson, Inc. prior to, and Kennedy-Wilson Holdings, Inc. subsequent to, the closing of the merger between Prospect Acquisition Corp. and Kennedy-Wilson, Inc., which was consummated on November 13, 2009.

Name	Age	Position
William J. McMorrow	79	Chairman and Chief Executive Officer
Matthew Windisch	46	President
Justin Enbody	45	Chief Financial Officer
In Ku Lee	45	Executive Vice President, General Counsel and Secretary
Michael Pegler	50	President, Kennedy Wilson Europe
Regina Finnegan	61	Executive Vice President, Global Director of Risk Management and Human Resources
Todd Boehly	52	Director
Richard Boucher	67	Director
Trevor Bowen	77	Director
Wade Burton	54	Director
Michael Eisner	45	Director
Jeffrey Meyers	66	Director
David A. Minella	73	Director
Nadine I. Watt	57	Director
Sanaz Zaimi	56	Director
Stanley Zax	88	Director

Executive Officers

Below is information about Kennedy Wilson’s executive officers:

William J. McMorrow is Chairman and Chief Executive Officer of the Company. He has held this position since 1988 when he joined the Company. Mr. McMorrow is the architect of the Company’s expansion into real estate related investments and services. In addition to his real estate experience, Mr. McMorrow has more than 17 years of banking experience. Prior to joining the Company, he was the Executive Vice President and Chairman of the Credit Policy Committee at Imperial Bancorp and also has held senior positions with a variety of financial services companies, including eight years as a Senior Vice President of Fidelity Bank. From 2014 to 2017, Mr. McMorrow also served on the board of directors of Kennedy Wilson Europe Real Estate plc (LSE: KWE), a company that was previously externally managed by a subsidiary of the Company. Mr. McMorrow received his B.S. degree in Business as well as his M.B.A. from the University of Southern California, where he serves as a Trustee. He helped launch the Performance Science Institute at the USC Marshall School of Business and established the Military Veterans Initiative, “With Your Shield,” which helps student veterans earn a USC degree and find employment. Mr. McMorrow has also endowed student housing in the USC Village as well as the Neighborhood Academic Initiative to provide a pathway for thousands of students in east and south LA to earn a college degree. In 2018, Mr. McMorrow received USC’s highest alumni honor, the Asa V. Call Alumni Achievement Award. Mr. McMorrow’s other philanthropic interests include supporting Loyola High School, which honored him with the Cahalan Award for Distinguished Alumni and where he served on the Board of Regents. He is also involved with the Navy SEAL Foundation, where he served as a board member until January 2021, as well as City of Hope, which honored him in 2014 at its Spirit of Life Celebration. In 2015, he was honored by the Ireland Chamber of Commerce in the United States with the Sir Michael Smurfit Business Achievement Award for his years of leadership and his contributions to Ireland, and in 2017, he received the Ellis Island Medal of Honor. The Congressional Medal

of Honor Foundation recognized Mr. McMorrow with the Circle of Honor award in 2019 for his contributions to our Nation, and for representing the Foundation’s principles of courage, sacrifice and patriotism. In 2025, Mr. McMorrow received the Medallion of Merit from the Friendly Sons of St. Patrick and was also recognized with the USC Presidential Medallion, the university’s highest honor, on behalf of the Leslie and William McMorrow Neighborhood Academic Initiative, both awards in recognition of his philanthropic and community initiatives. Mr. McMorrow was selected to serve as a member of our Board of Directors because of his significant achievements with, and intimate knowledge of, the Company and his extensive experience in real estate and banking.

Matthew Windisch is President of the Company. He has held this position since 2023. Prior to his role as President, Mr. Windisch served as Executive Vice President of the Company since 2012. Mr. Windisch joined the Company in 2006 and spearheads strategic planning for the Company and the Company’s public and private capital market activities. Mr. Windisch also has responsibility for growing the Company’s investment management business, including the Company’s credit platform. He manages third-party capital raising for the Company and maintains many of the Company’s key investor and banking relationships. Mr. Windisch has over two decades of experience in real estate investment across the globe. Prior to joining the Company, he was an associate at JP Morgan Chase, where he held positions in investment banking, strategy and risk management. Mr. Windisch received a B.B.A. in Finance and Accounting from Emory University and an M.B.A. from UCLA’s Anderson School of Management.

Justin Enbody is Chief Financial Officer of the Company. He has held this position since 2012. He is responsible for all aspects of finance for the Company, including strategic planning, accounting, tax, information technology, financial reporting and elements of risk management. Mr. Enbody joined the Company in September 2009 and was the Company’s Controller before becoming Chief Financial Officer. Prior to joining the Company, Mr. Enbody was a vice president with RAFS Inc., an independent financial consulting company which he joined in 2004. Prior to RAFS Inc., Mr. Enbody was a senior associate with KPMG LLP. Mr. Enbody serves as a trustee for the Greater Los Angeles Zoo Association. Mr. Enbody received a B.A. from the University of California at Santa Barbara.

In Ku Lee is Executive Vice President, General Counsel and Secretary of the Company. He has held the Executive Vice President position since 2023 and the General Counsel position since 2024. Mr. Lee previously served as Senior Vice President, Deputy General Counsel and Secretary since he joined the Company in 2013. Mr. Lee heads all of the Company’s legal, corporate governance and public company regulatory matters. Mr. Lee is also responsible for all legal aspects of the Company’s corporate and transaction capital raising, real estate transactions and separate account platforms. Prior to joining Kennedy Wilson, Mr. Lee served as global corporate counsel at SK Telecom / SK Planet from 2011 to 2013, where he was the lead counsel on multiple cross-border transactions. Prior to such position, Mr. Lee was a senior associate at Latham & Watkins LLP. Mr. Lee received his J.D. from Cornell Law School and his B.A. in Economics from Occidental College. Mr. Lee is a member of the bar associations of the State of California and Los Angeles County.

Michael Pegler is President of Kennedy Wilson Europe. He has held this position since 2023. Prior to his role as President of Kennedy Wilson Europe, Mr. Pegler served as the Company’s Head of UK Business from 2019 until 2023. Mr. Pegler served as the Head of Asset Management for Europe upon joining the Company in 2013 to 2019. Mr. Pegler oversees all aspects of the Company’s European business operations. Prior to joining Kennedy Wilson, Mr. Pegler served as a managing director at The Blackstone Group in their real estate group, working primarily on opportunistic funds and investments across Europe and across all asset types with a particular focus on the UK Market. Prior to The Blackstone Group, Mr. Pegler was an associate at Deloitte UK. Mr. Pegler received his B.A. (Honours) in Economics and Politics from University of Sheffield and he is a member of the Institute of Chartered Accountants of England and Wales.

Regina Finnegan is Executive Vice President, Global Director of Risk Management and Human Resources of the Company. She has held this position since 2017. Ms. Finnegan oversees risk management and insurance programs for all operational, real estate ownership and development risks related to the Company’s global portfolio. Ms. Finnegan is also responsible for all human resources matters at the Company, including recruiting, developing, motivating and directing all of the Company’s employees worldwide. Prior to joining Kennedy Wilson, Ms. Finnegan served as an executive vice president at Willis Towers Watson, where she was responsible for overseeing the real estate, hospitality and gaming practice across the west coast and managed clients across all real estate classes including multifamily, office, industrial, retail, hospitality and gaming. Ms. Finnegan serves on the Executive Committee of the University of Southern California Lusk Center for Real Estate and is a CAP Mentor for the Marshall School of Business at the University of Southern California. Ms. Finnegan received her B.S. in City/Urban, Community and Regional Planning from the University of Southern California.

Non-Employee Directors

Below is information about Kennedy Wilson’s non-employee directors:

Todd Boehly has served as a director of the Company since 2020. Mr. Boehly serves as the Co-Founder, Chairman, Chief Executive Officer and controlling member of Eldridge Industries, LLC (“Eldridge Industries”) and Chairman of Eldridge. Eldridge Industries and its affiliates have made investments in over 100 operating businesses, including Security Benefit, of which Mr. Boehly is Chairman, A24, Fulwell 73, and Penske Media, which includes The Hollywood Reporter, Variety, Billboard, Rolling Stone, Vibe, Music Business Worldwide, Dick Clark Productions, Life is Beautiful, and the investment in South by Southwest. Mr. Boehly is Chairman and an owner of Chelsea Football Club and an owner of the Los Angeles Dodgers, the Los Angeles Lakers, the Los Angeles Sparks and Cloud9. He is on the boards of the Los Angeles Lakers, Flexjet, PayActiv, CAIS, Chelsea Football Club, Cain International and Vivid Seats (NASDAQ: SEAT). Mr. Boehly was formerly on the boards of Truebill, which was sold to Rocket Mortgage, and DraftKings. Prior to founding Eldridge Industries, Mr. Boehly was President of Guggenheim Partners and founded the credit business at Guggenheim. He received his B.B.A. from The College of William & Mary and The Milken Center for Advancing the American Dream, where he later founded The Boehly Center for Excellence in Finance, and studied at the London School of Economics. Mr. Boehly supports epilepsy research, Focused Ultrasound Foundation, Prostate Cancer Foundation, Brunswick School, The College of William & Mary, Texas Christian University and University of Texas. Mr. Boehly was appointed to the Board of Directors in connection with a stock purchase agreement with Quinton Heights, LLC and Security Benefit Life Insurance Company, both affiliates of Eldridge Industries, whereby the Company issued shares of Company Series A Preferred Stock in exchange for approximately $300 million in proceeds. Mr. Boehly was selected to serve as a member of our Board of Directors because of his significant experience in the financial industry, particularly relating to investment strategies and operating businesses and his deep understanding of global capital and financial markets.

Richard Boucher has served as a director of the Company since 2018. Mr. Boucher served as Group Chief Executive Officer and Executive Director of the Bank of Ireland Group from February 2009 until his retirement in October 2017. Mr. Boucher joined the Bank of Ireland Group in 2004 where he also served as the Chief Executive of Retail Financial Services Ireland and as the Chief Executive for Corporate Banking. Prior to joining the Bank of Ireland Group, Mr. Boucher served as Regional Managing Director for Corporate Banking, London and South East England for the Royal Bank of Scotland. From 2017 to May 2019, Mr. Boucher served as a member of the board of directors of Atlas Mara plc (LSE: ATMA), a financial services company that operated in Africa, serving as chairman of Atlas Mara’s remuneration committee and a member of the risk and audit committees. From 2017 to 2020 Mr. Boucher served on the Board of Eurobank Ergasia SA (Athens: Eurob), a Greek bank, where he served as chairman of its risk committee and a member of its audit committee. Since 2018, Mr. Boucher has served as a member of the board of directors of CRH plc (NYSE: CRH), an S&P 500 international building materials company, serving as CRH’s chairman since January 2020, chairing its nomination and its acquisitions committees and being a member of its compensation and SESR committees. In October 2020, Mr. Boucher joined as a member of the board of directors of ClonBio Group Limited, a privately owned renewable energy and feedstuffs business, and has served as chairman of ClonBio Group Limited since April 2021. Since October 2024, Mr. Boucher has served as a member of the board of directors of Glen Dimplex, a privately owned heating and ventilation products and solutions business. Mr. Boucher received his B.A. (Mod) in Economics from Trinity College, Dublin, Ireland. Mr. Boucher was selected to serve as a member of our Board of Directors because of his significant experience in business transactions in the U.S. and Europe and his deep understanding of the global capital and financial markets.

Trevor Bowen has served as a director of the Company since 2018. Mr. Bowen served as a director and part owner of Principle Management Limited, an entertainment management company, from 1996 to 2013. Prior to joining Principle Management Limited, Mr. Bowen served as a partner at KPMG Ireland for 11 years with responsibility for KPMG Ireland’s banking practice. From June 2018 to September 2025, Mr. Bowen also served as a member of the board of directors of Ceiba Investments Ltd. (LSE: CBA), an investment company, and has also served as the chairman of its audit committee. Mr. Bowen resigned from Ceiba’s board in September 2025. From October 2020 to October 2022, Mr. Bowen served as Chairman of Round Hill Music Royalty Fund Limited (LSE: RHM. L), a music publishing company focused on investing in music copyrights, that achieved full listing on the London Stock Exchange in July 2022. Mr. Bowen resigned from Round Hill’s board in October 2022. From 2004 to 2013, Mr. Bowen served as a member of the board of directors of Ulster Bank and also served on its risk committee. From 2009 to 2011, Mr. Bowen served as a member of the board of directors of Readymix plc, a building materials company. Mr. Bowen received his B.B.S. in Business from Trinity College Dublin. Mr. Bowen was selected to serve as a member of our Board of Directors because of his significant experience in the public accounting profession and his extensive and diverse background in business transactions in Europe.

Wade Burton has served as a director of the Company since 2022. Mr. Burton is the President and Chief Investment Officer of HWIC, a wholly owned subsidiary of Fairfax, a provider of global investment management services solely to the insurance and reinsurance subsidiaries of Fairfax. Fairfax is a Canadian holding company which, through its subsidiaries, is primarily engaged in property and casualty insurance and reinsurance and the associated investment management. Mr. Burton also currently serves as a member of Fairfax’s Executive Committee and is a member of the board of directors of Eurolife FFH

Insurance Holdings, a Greek insurance holding company, where he also serves on the audit, remuneration and nomination, and risk, asset-liability and investment management committees. Mr. Burton, a Chartered Financial Analyst (CFA), received his B.A from the University of Western Ontario and has completed the Graduate Finance Program at McGill University, the Canadian Securities Course, the Canadian Futures Course and the Canadian Options Course. Mr. Burton was selected to serve as a member of our Board of Directors because of his extensive experience in the financial and investment management industries along with his deep understanding of global capital and financial markets.

Michael Eisner has served as a director of the Company since 2024. Mr. Eisner is the controlling owner and managing partner of Eisner, LLP, a full-service business law firm, specializing in various areas of law including real estate, finance and corporate law, that Mr. Eisner founded in 1999. Mr. Eisner received his B.A. in Criminal Justice from University of Nevada Las Vegas and his J.D. from Pepperdine University School of Law. Mr. Eisner was selected to serve as a member of our Board of Directors because of his experience and knowledge relating to legal and financial aspects of business and significant experience in negotiating matters across various jurisdictions and matters.

Jeffrey Meyers has served as a director of the Company since 2024. Since 2018, Mr. Meyers has served as the Chief Executive Officer of Zonda, a technology-based provider of housing industry advising services to home builders and multifamily developers over three operating platforms: data intelligence, engagement and media and awareness. Mr. Meyers is also a member of the California Building Industry Association’s Hall of Fame and Harvard University’s Policy Advisory Board. Mr. Meyers holds a B.S. degree in Finance from San Diego State University. Mr. Meyers was selected to serve as a member of our Board of Directors because of his significant experience in business transactions and his deep understanding of technology-based tools to increase efficiency in the real estate industry.

David A. Minella has served as a director of the Company since 2009. Mr. Minella is currently the Managing Member of Minella Capital Management, a financial services holding company investing in and developing joint venture arrangements in the asset management industry. From 2011 to 2014, Mr. Minella served as the Chief Executive Officer of Aligned Asset Managers, LLC (“Aligned”), a financial services holding company. Aligned’s first acquisition was a majority interest in The Townsend Group, a real asset manager and consultant. Mr. Minella served as Prospect Acquisition Corp’s Chairman and Chief Executive Officer from its inception in July 2007 through November 2009 and has served as a director of the Company since November 2007. Between 1997 and March 2007, Mr. Minella served as the Chief Executive Officer and director of Value Asset Management LLC, or VAM, a strategic investment management holding company. At VAM, Mr. Minella was responsible for its overall business strategy, acquisitions and financial results, and under his leadership, VAM acquired a controlling interest in five separate investment management firms. From 1995 to 1997, Mr. Minella was the President and Chief Executive Officer of the asset management division of Liechtenstein Global Trust, or LGT, a wealth and asset management firm, where he was responsible for the overall business strategy and financial results. Mr. Minella originally joined LGT in 1987 as the head of its United States subsidiaries, GT Capital Management and GT Global. Mr. Minella is a member of the Executive Council at Bunker Hill Capital Management, a private equity firm in Boston, Massachusetts, the former Chairman of the board of directors of MDT Advisers LLC and a former board member of the Investment Company Institute. Mr. Minella received a B.S. in accounting from Bentley College. Mr. Minella was selected to serve as a member of our Board of Directors because of his significant financial industry experience, particularly relating to investment strategies and asset management.

Nadine I. Watt has served as a director of the Company since 2024. Ms. Watt has served as the Chief Executive Officer of Watt Capital Partners, a real estate investment company and spin-off of Watt Companies, Inc., since June 2022. She previously served as Chief Executive Officer of Watt Companies, Inc., a commercial and residential real estate development and investment company with properties throughout California and the western United States, from December 2019 to June 2022 and as President of Watt Companies Inc., from December 2011 to December 2019. Ms. Watt served on the board of directors and as the chair of the compensation committee of Fisker Inc., an electric vehicle company from 2018 to 2024. Ms. Watt has served on the board of directors of Visionary Women, a private nonprofit organization since May 2017 and has served on the Board of Trustees of the University of Southern California since May 2024. Ms. Watt previously served as the Chair of the Los Angeles Business Council from 2015 to 2022 and previously served on the board of two publicly traded companies: 1st Century Bancshares, Inc., from May 2008 until 2017 and The New Home Company Inc., from 2009 to 2018. Ms. Watt received her Bachelor of Science in Foreign Service from the Georgetown University School of Foreign Service, Washington D.C. and her Master of Arts from the School of Cinematic Arts at the University of Southern California. Ms. Watt was selected to serve as a member of our Board of Directors because of her experience in management, the real estate industry and her prior service on several public company boards.

Sanaz Zaimi has served as a director of the Company since 2018. Ms. Zaimi served as the Head of Global Fixed Income, Currencies and Commodities (FICC) Sales, within Bank of America Merrill Lynch (“BofAML”) and as CEO of BofA Securities Europe S.A., BofAML’s EU broker-dealer, and Country Executive for France until the end of 2021. While at BofAML, Ms. Zaimi sat on a number of BofAML’s senior executive committees globally, including the Management

Committee and Operating Committee at Bank of America, the Global Banking and Markets (GBAM) Management Committee, the GBAM Global Reputation Risk Committee and the firm’s Global Environment, Social and Governance (ESG) Committee. She joined BofAML in 2010 from Goldman Sachs, where she was a partner, and previously held positions at Deutsche Bank and Smith Barney. Ms. Zaimi has extensive industry knowledge, with over two decades of experience in financial markets. Ms. Zaimi served as an Executive Director on the Board of Merrill Lynch International (MLI). She also served as a founder member of the industry’s FICC Market Standards Board (FMSB) until May 2017. Ms. Zaimi holds a degree in Economy and Finance and a Masters of Philosophy in Finance from Paris-Sorbonne University, and she personally supports a number of philanthropic organizations focusing on women and children. Ms. Zaimi was selected to serve as a member of our Board of Directors because of her significant experience in business transactions in Europe and her deep understanding of the global capital and financial markets.

Stanley R. Zax has served as a director of the Company since 2010. Mr. Zax was the Chairman and CEO of Zenith National Insurance Corp. (“Zenith”), a company engaged in insurance and reinsurance, from 1977 to 2012. Zenith was acquired by Fairfax Financial Holdings Limited in 2010. Mr. Zax also served as a director of 1st Century Bank, Los Angeles and the Prostate Cancer Foundation until 2016 and The Center for The Study of the Presidency and Congress in Washington, D.C. until 2017. Mr. Zax started his career in 1961 as an associate and later a partner with the Chicago law firm Friedman, Mulligan, Dillon & Uris and subsequently joined Hilton Hotels, where he served as Vice President, General Counsel, Director and Secretary. His association with the insurance industry started in 1973, when he served as President and Chief Executive of Great American Insurance Company. Mr. Zax served as a director of Wynn Resorts Ltd., a holding company of Wynn Las Vegas, and Wynn Macao from October 2002 to May 8, 2007, and as chairman of its audit committee. He served as a Non-Executive Director of Advent Capital (Holdings) Plc, London, England from 1999 to November 10, 2005. Mr. Zax earned a J.D. in 1961 and a BBA in 1958 from the University of Michigan at Ann Arbor. Mr. Zax was selected to serve as a member of our Board of Directors because of his extensive experience relating to the management and operations of public companies.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, a Nominating Committee, a Capital Markets Committee and an ESG Committee.

Audit Committee

The Audit Committee operates under a written charter. The Audit Committee charter can be found on our website at www.kennedywilson.com.

The Audit Committee charter states that the responsibilities of the Audit Committee shall include, among other things, to assist the Board of Directors in monitoring (i) the integrity of the annual, quarterly and other financial statements of the Company, (ii) the independent auditor’s qualifications and independence, (iii) the performance of the Company’s internal audit function and independent auditor and (iv) the compliance by the Company with legal and regulatory requirements, including with respect to information technology, cybersecurity, data protection and data privacy risks and discussing the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Audit Committee also reviews and approves all related-party transactions (defined as transactions with an executive officer, director, beneficial owner of more than 5% of our outstanding common stock, or any of such persons’ immediate family members in which the amount involved exceeds $120,000, and in which any such persons had or will have a direct or indirect material interest) and prepares the report required by the rules of the Securities and Exchange Commission, or the SEC, as required to be included in the Company’s annual proxy statement.

Pursuant to its charter, the Audit Committee meets at least quarterly. The Audit Committee met five times during 2025. The Company does not limit the number of audit committees of other companies on which its Audit Committee members can serve.

The members of the Audit Committee are David A. Minella (chairperson), Trevor Bowen and Stanley R. Zax. Each of the above-listed Audit Committee members is considered “independent” under Section 303A.02 of the listing standards of the NYSE, as determined by our Board of Director.
Our Board of Directors has determined that Messrs. Minella, Bowen and Zax are “audit committee financial experts”, as defined in the Exchange Act.

Compensation Committee

The members of the Compensation Committee are Stanley R. Zax (chairperson), Jeffrey Meyers and David A. Minella. Mr. Meyers joined the Compensation Committee in June 2025. The Compensation Committee met eight times during 2025.

Each of the above-listed Compensation Committee members is considered “independent” under Section 303A.02 of the listing standards of the NYSE, as determined by our Board of Directors. The Compensation Committee operates under a written charter. The Compensation Committee charter can be found on our website at www.kennedywilson.com.

The Compensation Committee has overall responsibility for evaluating and approving the Company’s compensation plans, policies and programs, in addition to general oversight of the Company’s human capital management practices. The Compensation Committee evaluates the performance of the Chief Executive Officer and other executive officers and, based on such evaluation, reviews and approves the compensation of the Chief Executive Officer and other executive officers. The Compensation Committee may consult with the Chief Executive Officer regarding the amount or form of the compensation for the other executive officers. The Compensation Committee may also form and delegate certain responsibilities to subcommittees. The Compensation Committee also reviews and recommends to the full Board of Directors compensation of directors. The Compensation Committee administers our Second Amended and Restated 2009 Equity Participation Plan.

Nominating Committee

The members of the Nominating Committee are Sanaz Zaimi (chairperson), David A. Minella and Nadine I. Watt. Ms. Watt joined the Nominating Committee in June 2025. Each of the above-listed Nominating Committee members is considered “independent” under Section 303A.02 of the listing standards of the NYSE, as determined by our Board of Directors. The Nominating Committee met once during 2025. The Nominating Committee operates under a written charter. The Nominating Committee charter can be found on our website at www.kennedywilson.com.

The purpose of the Nominating Committee is to, among other things, discharge the responsibilities of our Board of Directors relating to the appropriate size, functioning and needs of our Board of Directors, including, but not limited to, recruitment and retention of high-quality board members and the composition and structure of committees of the Board of Directors.

The Nominating Committee will consider director candidates recommended by security holders based upon the policies set forth in the Nominating Committee charter. Stockholders who wish to recommend to the Nominating Committee a candidate for election should send a letter to Kennedy-Wilson Holdings, Inc., 151 S. El Camino Blvd., Beverly Hills, CA 90212, ATTN: Nominating Committee. The letter must set forth certain biographical information regarding the nominees as specified in the Nominating Committee charter. Recommendations by security holders must be received no later than thirty (30) days after the end of the Company’s fiscal year.

Candidates will be reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of the Company’s stockholders. Although there are no specific minimum qualifications or any specific qualities or skills that the Nominating Committee believes that the potential nominees must have, the Nominating Committee considers and evaluates each candidate based upon an assessment of certain criteria as set forth in the Nominating Committee charter. Although factors including a candidate's background and experience may be considered, the Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees and factors including a candidate's background and experience may be considered.

The Nominating Committee does not have a formal procedure for identifying or evaluating director nominees except as set forth in the Nominating Committee charter. A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee. Although it has not done so in the past, the Nominating Committee may retain search firms to assist in identifying suitable director candidates.

Capital Markets Committee

The members of the Capital Markets Committee are Richard Boucher (chairperson), Todd Boehly, Trevor Bowen, William J. McMorrow, David A. Minella and Stanley R. Zax. A majority of the members of the Capital Markets Committee are independent members of the Board of Directors. The Capital Markets Committee met four times during 2025. The Capital Markets Committee operates under a written charter. The Capital Markets Committee charter can be found on our website at www.kennedywilson.com.

The purpose of the Capital Markets Committee is to provide assistance to the Board of Directors of the Company in monitoring and overseeing the policies and activities of the Company and its subsidiaries relating to the Company’s capital markets activities, including equity and debt offerings. As set forth in the Capital Markets Committee charter, in discharging its responsibilities and duties, among other things, the Capital Markets Committee: (i) reviews management’s plans and recommendations with respect to public equity and debt offerings and recommends any actions to be taken by the Board of

Directors that it deems advisable and in the best interests of the Company, (ii) reviews management’s plans and recommendations with respect to corporate mergers and acquisitions and recommends any actions to be taken by the Board of Directors that it deems advisable and in the best interests of the Company; and (iii) unless otherwise specified by the Board of Directors, acts as the pricing or special committee for all public equity and debt offerings to be undertaken by the Company or acts as the transaction committee for all corporate mergers and acquisition transactions to be taken by the Company.

ESG Committee

The members of the ESG Committee are Richard Boucher (chairperson), Trevor Bowen and Sanaz Zaimi. All of the members of the ESG Committee are independent members of the Board of Directors. The ESG Committee met five times during 2025. The ESG Committee operates under a written charter. The ESG Committee charter can be found on our website at www.kennedywilson.com.

The purpose of the ESG Committee is to provide assistance to the Board of Directors of the Company in overseeing the Company’s environmental, social and governance (“ESG”) strategies, initiatives and policies. As set forth in the ESG Committee charter, in discharging its responsibilities and duties, among other things, the ESG Committee: (i) oversees and reviews the Company’s ESG strategies, initiatives and policies, including the Company’s ESG-related reporting and disclosures, and updates thereto; (ii) oversees and reviews periodic updates from the Company’s Global ESG Committee on material ESG matters, including progress toward key ESG objectives and overall ESG performance; and (iii) in conjunction with the Compensation Committee, oversee and review the Company’s culture and human capital management strategy, initiatives and policies, including the Company’s inclusion and diversity efforts, and, in conjunction with the Audit Committee, oversee the Company’s risk management and oversight programs and performance related to material ESG matters affecting the Company.

Special Committee

On November 4, 2025, the Board of Directors formed a special committee of the Board of Directors comprised solely of directors that the Board of Directors determined, based on information previously discussed with, furnished to or otherwise disclosed to and reviewed by the Board of Directors, met the criteria of a disinterested director under the Delaware General Corporation Law (the “Special Committee”), which, among other things, reviewed, evaluated and negotiated that certain proposal by certain members of the Company's management and largest shareholder (collectively, the "Consortium") to acquire the outstanding shares of the Company not owned by the Consortium and the subsequent merger agreement to effect the same. The Special Committee was initially consisted of Michael Eisner, Jeffrey Meyers and Stanley Zax (chairperson). On December 18, 2025, the Board of Directors unanimously adopted resolutions to expand the size of the Special Committee and designate Mr. Boucher and Ms. Watt as additional members of the Special Committee. The Special Committee met five times during 2025.

Meetings of the Board of Directors; Executive Sessions

In 2025, the Board of Directors held seven meetings and no director that held such position during 2025 attended fewer than 75%, of the aggregate of: (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which a director served on. The Board of Directors also holds regular executive sessions of the non-employee members of the Board of Directors as discussed in further detail below. It is our policy to invite our directors and director nominees to attend our Annual Meetings. Eleven members of our Board of Directors attended our 2025 Annual Meeting that we held in June 2025.

Under the NYSE listing company manual, our non-management directors are required to hold regular executive sessions. The chairperson of the executive sessions is David A. Minella. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to the Secretary of the Company, c/o Kennedy-Wilson Holdings, Inc., 151 S. El Camino Blvd., Beverly Hills, CA 90212.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our directors, officers and employees. A copy of the code of ethics can be found on our website at www.kennedywilson.com.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines which can be found on our website at www.kennedywilson.com. The Corporate Governance Guidelines are used by the Company's Board to assist with the exercise of its duties and responsibilities and to serve the best interests of the Company and its stockholders. Our Board of Directors, with the assistance of the Nominating Committee, continuously evaluates the Company’s Corporate Governance Guidelines to ensure such guidelines are effectively serving the interests of the Company’s stockholders and are up-to-date with respect to current corporate governance best practices.

Insider Trading Policy and Procedures

The Company’s Policy on Insider Information and Insider Trading (the “Insider Trading Policy”) governs the purchase, sale and other disposition of Company securities by our Directors, officers, employees, independent contractors, consultants and other covered persons. The Company also follows procedures for the repurchase of its securities. We believe our Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. A copy of our Insider Trading Policy is included as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.

Item 11. Executive Compensation.

Executive Compensation

The following discussion sets forth certain information regarding our executive compensation. Unless specifically noted or the context provides otherwise, as used throughout this section, “we,” “our,” “us” or the “Company” and the disclosures relating to executive compensation refer to Kennedy-Wilson Holdings, Inc. and its subsidiaries.

For the fiscal year ended December 31, 2025, those executive officers who constitute our named executive officers ("NEOs") and their titles were as follows:

Named Executive Officer	Title
William J. McMorrow	Chairman and Chief Executive Officer
Matthew Windisch	President
Justin Enbody	Chief Financial Officer
In Ku Lee	Executive Vice President, General Counsel and Secretary
Michael Pegler	President, Kennedy Wilson Europe

Compensation Discussion and Analysis

Our executive compensation program objectives are to (i) provide competitive pay that reflects each executive’s responsibilities, individual performance, and our performance and the performance of our business units, (ii) maintain a strong pay‑for‑performance philosophy by tying annual bonuses and long‑term incentives to rigorous performance goals and key metrics such as short‑ and long‑term total shareholder return and (iii) align the interests of executives with stockholders by delivering a significant portion of compensation in equity, encouraging long‑term value creation and executive retention. To achieve these goals, the Compensation Committee conducts a comprehensive review process that incorporates input from management, an independent compensation consultant, peer company practices, investor perspectives, and market trends. Although our unique business model makes comparisons to other companies difficult, the Compensation Committee uses a carefully selected peer group as a reference point to evaluate competitiveness while relying on its own judgment, experience, and understanding of our complexity and strategic priorities to determine appropriate compensation levels and structures.

Role of the Compensation Committee

Our Compensation Committee determines the compensation for all of the NEOs employing the following process: (i) the Compensation Committee receives input as necessary and appropriate from Company management, including the Chief Executive Officer (other than with respect to his own compensation) and the Compensation Committee’s independent compensation consultant, as discussed below; (ii) our Chief Executive Officer makes recommendations to the Compensation Committee on the compensation of executive officers who report to him based on his assessment of the achievement of the Company’s strategic plans, the executive’s individual performance and a variety of other factors (such as compensation history, tenure, responsibilities, market data and retention concerns); and (iii) the Compensation Committee considers these recommendations, the input of its independent compensation consultant, as well as its own research to make all final decisions affecting NEO compensation, executive compensation philosophy, policies and plan design. In making final compensation decisions, the Compensation Committee considers the Company’s key-performance metrics, including total shareholder return in both the short and long term.

Role of the Independent Compensation Consultant

The Compensation Committee has retained an independent compensation consultant to advise it in connection with its responsibilities. During 2025, the Compensation Committee retained Ferguson Partners Consulting L.P. (“FPC”) to provide peer group compensation data and market practices and advice with respect to the compensation, annual bonus program and RSU awards applicable to executive officers and employment agreements. The Compensation Committee has determined that FPC is independent and that there was no conflict of interest between the Company and FPC during 2025. In reaching these conclusions, the Compensation Committee considered the factors set forth in Rule 10C-1(b) of the Exchange Act and the NYSE listing standards.

Use of Peer Group Data

The Compensation Committee evaluates our peer group on an annual basis and uses our peer group as a reference point in assessing the competitiveness of our compensation package for our NEOs. Our Compensation Committee strives to cultivate a peer group that, as a whole, best represents our dynamic and unique business model. In selecting the Company’s peer group, the Compensation Committee sought to create a blend of diverse companies that when viewed in totality would reflect the Company’s complex business model and global scale and provide meaningful data to inform decision making as it relates to executive compensation.

The companies that make up the Company’s peer group were selected using the following criteria:

•Companies with appropriate size comparison in terms of assets under management while also being sensitive to peer group continuity and market fluctuations

•Asset managers with real estate and real estate related assets, portfolios and real estate companies with strategic capital platforms that invest in real estate through funds and joint venture partners

•Real estate companies with similarly skilled executive management teams and a multi-faceted business model that include multifamily, credit and industrial assets

•Real estate companies with complex operations and multiple strategies / platforms

•Companies that operate in multiple domestic and international markets and invest in multiple asset types

•Companies based in the greater Los Angeles area to account for competition and talent

•Real estate companies that participate in real estate development

The majority of selected peer companies share some, but not all, aspects of our business model, further demonstrating our uniqueness. While no one company is entirely comparable to Kennedy Wilson, we believe that, on a blended basis, our current peer group generally provides an accurate representation of the Company’s operations.

Our 2025 peer group, which is the same as our 2024 peer group, included the 11 companies set forth in the table below, and the applicable peer group criteria pertaining to each such company that led to its inclusion in our peer group:

Company	Size(1)	Assets(2)	Strategic Capital(3)	Developer	Global	LA-Based
Kennedy-Wilson Holdings, Inc. (KW)	☑	☑	☑	☑	☑	☑
Alexandria Real Estate Equities, Inc. (ARE)	☑			☑	☑	☑
Blue Owl Capital Inc. (OWL)	☑	☑	☑
Bridge Investment Group Holdings Inc. (BRDG)(4)	☑	☑	☑
DigitalBridge Group, Inc. (DBRG)	☑	☑	☑		☑
Essex Property Trust, Inc. (ESS)	☑	☑	☑	☑		☑

Ladder Capital Corp (LADR)	☑	☑		☑
Prologis, Inc. (PLD)		☑	☑	☑	☑
Rexford Industrial Realty, Inc. (REXR)	☑	☑		☑		☑
SL Green Realty Corp. (SLG)	☑	☑	☑	☑	☑
UDR, Inc. (UDR)	☑	☑		☑
Vornado Realty Trust (VNO)	☑		☑	☑
(1) Size is based on assets under management, when available, or total enterprise value as of December 31, 2025.
(2) Assets are based on the company investing in multifamily, industrial and/or credit assets.
(3) Strategic capital is based on the company having a significant fund management platform and separate account business.
(4) Bridge Investment Group Holdings Inc. was acquired by Apollo Global Management on September 2, 2025.

During 2025, the Compensation Committee utilized peer group compensation data in order to evaluate the reasonableness of the Company’s pay levels and structure as compared to the market. It is the Compensation Committee’s view that the Company is not readily comparable to other companies of a similar size in the real estate industry (due, in part, to the Company’s diverse line of businesses, revenue streams and investment type). Therefore, in determining the overall amounts of compensation to be awarded to the NEOs and the relative portion of compensation to be divided among base pay, bonus, and long-term incentives, the Compensation Committee does not adhere to a specific formula or aim to set compensation at a specified level as compared to specific benchmarking or survey data. Rather, the Compensation Committee uses the market data in conjunction with its experience and resources to also evaluate the Company’s complexity of business, performance, succession planning factors and profitability to establish appropriately competitive compensation levels.

Elements of Compensation

With respect to the Company’s NEOs, the three primary elements of compensation are base salary, annual bonus and long-term incentives. Each element of compensation is determined after thoughtful consideration by the Compensation Committee and is designed so that the entire program supports our strategic business plan and motivates management to drive long-term value creation for our stockholders. We believe that the effectiveness and alignment of our compensation program is further demonstrated by our strong stockholder support of our 2024 say-on-pay vote.

Base Salary

Base salary is set to attract and retain executive talent. Base salaries for all NEOs are set by the Compensation Committee after it takes into consideration competitive market conditions with respect to comparable companies and input, as appropriate, from the Chief Executive Officer (other than with respect to his own base salary). Base salary is determined by the level of the position within the Company and the individual’s current and sustained performance results.

The base salaries of our NEOs were generally established by our Compensation Committee in September 2023 in connection with the employment agreements that we entered into with our NEOs at that time. Our CEO’s base salary, however, has remained unchanged since 2015.

    For 2025, the base salaries for the NEOs were the same as their base salaries in 2024. The base salaries for each of the NEOs in 2025 were as set forth below.

Named Executive Officer	2025 Base Salary
William J. McMorrow	$1,500,000
Matthew Windisch	$1,000,000
Justin Enbody	$800,000
In Ku Lee	$800,000
Michael Pegler	$806,880(1)
(1) Mr. Pegler's base salary was originally denoted in local currency (GBP) and has been converted to USD using the exchange rate in effect as of December 31, 2025 of £1 = $1.3448 USD.

Annual Bonus

Our Compensation Committee believes that annual bonuses should play a significant role in motivating executives to accomplish near-term priorities that ultimately increase stockholder value and that NEOs should be eligible for bonuses that are a significant percentage of base pay (defined as a multiple of base pay). The Compensation Committee believes that individual contributions and the financial performance of a NEO’s business unit should be a critical component of his or her bonus calculation and overall Company performance should be factored into the bonus methodology for all NEOs.

2025 Annual Bonus Opportunities

In establishing our 2025 cash bonus program the Compensation Committee took into account the Company’s business strategy for the upcoming year and aimed to set rigorous goals in support of our near-term growth objectives. 2025 bonus opportunities were set at a level that would provide NEOs with appropriate total cash compensation dependent upon both the Company’s and the individual NEO’s performance. The individual NEO’s performance was evaluated in a manner that reflected their relative levels of contribution as determined by the Compensation Committee in its sole discretion. 2025 bonus opportunities for each NEO remained unchanged from 2024 levels.

Each NEO’s incentive cash bonus opportunity for 2025 was based upon a threshold, target and maximum amount (each denominated as a percentage of base salary) as shown in the following table. Whether any of the threshold, target or maximum bonus levels were attained was determined by the Compensation Committee based on the achievement of corporate performance metrics and the Compensation Committee’s assessment of each executive’s individual performance.

Named Executive Officer	Threshold	Target	Maximum
William J. McMorrow	100%	200%	300%
Matthew Windisch	100%	200%	300%
Justin Enbody	82.5%	165%	250%
In Ku Lee	82.5%	165%	250%
Michael Pegler	75%	150%	225%

2025 Performance Assessment

The Compensation Committee established the following formulaic cash bonus program to evaluate 2025 performance. Cash bonus determinations were based on a combination of objective, financial and operating goals and individual performance. In establishing the program and applicable metric weightings, the Compensation Committee considered the Company’s business strategy and near‑term priorities, as well as the nature of each NEO’s responsibilities, individual objectives, and level of influence over the Company’s overall financial and operating results. The following performance factors established for 2025 highlight the Compensation Committee’s goal setting rigor:

•Growth in Baseline EBITDA – target goal consistent with 5% year-over-year growth in Company-wide earnings metric with maximum performance goal set at 11% above prior year.

•Cash from Asset Sales – range calibrated to be consistent with the Company’s strategic asset disposition and capital recycling plan.

•Growth in Investment Management Fees – range calibrated to be consistent with the Company’s announced initiative to grow investment management fees.

•Balance Sheet Management – range calibrated to be consistent with the Company’s liability management and business plan.

•Absolute TSR – further encourages alignment between management and shareholders; 2025 levels set higher than levels used in previous cash bonus programs.

•Other Key Corporate Performance Factors – qualitative assessment by the Compensation Committee that includes (i) total shareholder return, (ii) execution of certain ESG initiatives, and (iii) other relevant factors deemed appropriate by the Compensation Committee, and other relevant factors that contribute to our long-term success but are not readily quantifiable. While this metric is not based on defined targets, the Compensation Committee applies significant rigor in its assessment.

The following table illustrates the metrics and weightings for the 2025 cash bonus program for our NEOs, as well as the actual attainment of each metric:

		Weighting
Performance Metric	Rationale for Inclusion	McMorrow, Windisch & Lee	Enbody & Pegler	Threshold	Target	Maximum	Actual
Growth in Baseline EBITDA*	Motivates management to focus on key Company-wide earnings	15%	10%	$410M	$430M	$450M	$447M
Cash from Asset Sales**	Consistent with the previously-announced strategic asset recycling plan	15%	10%	$300M	$400M	$500M	$610M
Growth in Investment Management Fees	Motivates management to grow investment management fees consistent with business	15%	10%	15.0%	20.0%	25.0%	15.9%
Balance Sheet Management	Encourages effective balance sheet and debt management	15%	10%	1.40x	1.30x	1.20x	1.38x
Absolute TSR	Provides additional alignment between shareholders and management	10%	10%	5.0%	10.0%	15.0%	1.60%
Other Key Corporate Performance; Individual Performance Factors	Motivates management to execute on strategic objectives including: (i) total shareholder return, (ii) ESG initiatives and (iii) other relevant factors as deemed appropriate by the Compensation Committee	30%	50%	See 2025 Performance Assessment below			Varies
*Excluding total cash bonus to be paid to employees
**Including cash received from successful repayments on loan investments

As discussed above, 30%-50% of the cash bonus program is based on the achievement of other key corporate performance factors and individual performance factors, which were assessed on a qualitative basis. With respect to the corporate performance component of the bonus, the Compensation Committee considered the Company’s overall 2025 accomplishments including, among other factors, the following:

Investment Management Growth

•16% growth in investment management fees to $115 million from $99 million in 2024

Real Estate Portfolio and Transactional Performance

•30% growth in Real Estate AUM to $36 billion from $28 billion in 2024

•$5.5 billion of capital deployed or committed in 2025, including $3.6 billion of new debt originations

•Approximately $610 million of cash generated from asset sales, recapitalizations and loan repayments

•Completed the first two phases of the acquisition of the Toll Brothers Apartment Living platform, which included the in-house development team and equity interests in a portfolio of completed properties and assets under development. The third and final phase was completed during the first quarter of 2026. The total purchase price across all three phases was $334 million, of which Kennedy Wilson invested $131 million, with the remainder funded by third-party fee-bearing equity.

Balance Sheet Management

•In the fourth quarter of 2025, completed full redemption of €300 million outstanding euro-denominated 3.25% notes issued by Kennedy Wilson Europe, due November 2025.

With respect to the individual performance factors, the Compensation Committee considered each NEO’s individual performance and their contributions to the Company’s overall 2025 accomplishments. The Compensation Committee determined that each of the NEOs would receive a payout ranging from 65% to 92% of the potential opportunity under the individual performance component.

The 2025 annual cash bonuses paid to our NEOs based on the performance results discussed above are as follows:

Named Executive Officer	2025 Cash Bonus
William J. McMorrow	$2,850,000
Matthew Windisch	$2,000,000
Justin Enbody	$1,200,000
In Ku Lee	$1,375,000
Michael Pegler	$1,125,000

Long-Term Incentives

Long-term incentives in the form of equity awards are a crucial part of our overall executive compensation program. We believe that this component of the compensation program strongly aligns our NEOs’ interests with the long-term interests of our stockholders and also encourages retention of our highly-skilled employees. In 2025, long-term incentives were granted to our NEOs in the form of RSU awards.

For the NEOs and other key employees, our long-term incentives program is designed to (i) provide for a range of vesting performance levels instead of all-or-nothing, (ii) ensure rigorous performance hurdles, (iii) provide further alignment with stockholder interests through a relative TSR measure (and, with respect to our relative TSR RSUs and ROIA RSUs, an absolute TSR measure), and (iv) ensure the retention of management in all market cycles. The program balances each of these objectives by incorporating the following equity vehicles:

•3-Year Relative TSR Performance Restricted Stock Unit Award (1/3 of award) — At-risk equity incentive designed to enhance the pay-for-performance structure and stockholder alignment, while motivating and rewarding senior management for superior relative TSR performance

◦Key terms include: Cliff vesting three years after grant date if relative TSR performance hurdles are achieved vs. the MSCI World Real Estate (GICS 1) Net Total Return Index and subject to the NEO’s continued employment. Awards will be forfeited for below threshold performance. Shares issued pursuant to earned awards are required to be held for three years following the vesting date.

▪Result:        Hurdles:
▪Maximum    +1,200bps (100% vested)
▪Target        +0bps (50% vested)
▪Threshold    -1,200bps (25% vested)
▪To the extent that the Company does not achieve absolute TSR equal to or above 20%, the maximum payout percentage shall be reduced from 100% to 75%.

•ROIA Performance Restricted Stock Unit Award (1/3 of award) — At-risk equity incentive designed to enhance the pay-for-performance structure, while motivating and rewarding senior management for the achievement of rigorous ROIA goals

◦Key terms include: Three-year annual vesting after grant date, subject to the achievement of ROIA hurdles and subject to the NEO’s continued employment. Awards will be forfeited for below threshold performance. Shares issued pursuant to earned awards are required to be held for three years following the vesting date.

▪Result:        Hurdles:
▪Maximum    +5.6% (100% vested)
▪Target        +5.2% (50% vested)

▪Threshold     +4.8% (25% vested)
▪To the extent that the Company does not achieve certain absolute TSR performance hurdles, the maximum payout that can be achieved shall be reduced from 100% to 75%. The minimum absolute TSR performance hurdles are 7% from the grant date through December 31, 2025, 14.0% through December 31, 2026 and 21.0% through December 31, 2027.

•Retentive Restricted Stock Unit Award (1/3 of award) — Structured to retain executives while subjecting recipients to the same market fluctuations as stockholders, thereby motivating management to create long-term value through long-term vesting and holding requirements

◦Key terms include: Three-year annual pro-rata vesting after grant date, subject to the NEO’s continued employment. Shares issued in respect of vested awards are required to be held for three years following the vesting date.

Annual equity awards are determined and granted in the first quarter each year along with cash bonus payments and are intended to reward the previous year’s performance. In 2025, annual equity awards were granted on January 29, 2025.

The target value of 2025 RSUs granted were based on the stock price on the date of grant of $9.07. The below table reflects the grant date fair value calculated by an independent third party using a Monte Carlo model as required for the Summary Compensation Table.

Named Executive Officer	Total Equity Award (# of shares at Target)	Relative TSR Restricted Stock Unit Award (# of shares at Target)	ROIA Performance Restricted Stock Unit Award (# of shares at Target)	Retentive Restricted Stock Unit Award (# of shares)	Total Grant Date Fair Value(1)
William J. McMorrow	1,096,473	365,491	365,491	365,491	$8,793,713
Matthew Windisch	716,649	238,883	238,883	238,883	$5,747,525
Justin Enbody	358,326	119,442	119,442	119,442	$2,873,775
In Ku Lee	286,662	95,554	95,554	95,554	$2,299,029
Michael Pegler	209,484	69,828	69,828	69,828	$1,680,062
(1) Based on the grant date fair value as calculated by an independent third-party appraiser in accordance with FASB ASC Topic 718.

Other Material Terms of 2025 Restricted Stock Unit Awards

Termination of Service. If an NEO’s employment terminates by reason of the NEO’s death or disability, the retentive RSUs will become fully vested upon such death or disability. In addition, if an NEO’s employment terminates due to his or her death or disability, then any then-unvested relative TSR RSUs and ROIA RSUs will remain outstanding and eligible to vest on each subsequent vesting date (without regard to the requirement that such NEO continue in employment through such vesting date) based on the level of attainment of the applicable performance goal(s) following such NEO’s death or disability.

Change of Control. In the event of a Change of Control of the Company (as defined in the Company’s Second Amended and Restated 2009 Equity Participation Plan), all then-unvested RSUs (assuming the performance metrics applicable to the relative TSR and ROIA RSUs are attained at target) will vest in full as of the date of the Change of Control, subject to the executive’s continued employment until immediately prior to the Change of Control.

No-Sale Period; Transferability. The RSUs generally will not be transferable unless and until such shares vest. In addition, a grantee may not, without the consent of the Compensation Committee, transfer, sell or otherwise dispose of any vested shares prior to the earlier to occur of (i) the third anniversary of the date on which such RSUs vest, or (ii) the occurrence of a Change of Control of the Company. The transfer restrictions described in the preceding sentence will not apply to any transfer of shares to the Company, any transfer of shares in satisfaction of applicable withholding obligations with respect to the RSUs, or any transfer following the termination of a grantee’s employment or engagement with the Company or its subsidiaries (including by will or pursuant to the laws of descent and distribution).

Distribution Equivalent Rights. Each RSU award is granted in tandem with distribution equivalent rights, which entitle the grantee to an amount equal to any dividends declared on the Company’s common stock with respect to such RSUs.

Distribution equivalent rights on unvested RSUs will not be paid to the grantee on a current basis, but will instead accumulate and be paid to the grantee in a lump sum on the date (if any), and only to the extent, that the underlying RSUs vest.

Definition of ROIA. For purposes of the ROIA RSU award agreements, “ROIA” means the ratio of (i) the sum of (A) the Company’s property-level net operating income (consolidated and unconsolidated), (B) the Company’s hotel net operating income (consolidated and unconsolidated), (C) the Company’s investment management fees, including, without limitation, base management fees, acquisition and disposition fees, construction management fees, origination fees and similar fees, (D) the Company’s interest income, and (E) the Company’s realized performance allocations, net of any performance allocations compensation attributed to such realized performance allocations, minus the Company’s total cash compensation and general and administrative expenses (excluding any share-based compensation expense), to (ii) average total invested assets (calculated as the sum of (X) real estate and acquired in place lease values (net of accumulated depreciation and amortization), (Y) unconsolidated investments, and (Z) loan purchases and originations) as of December 31 of such performance year and of the calendar year immediately preceding such performance year.

Achievement of Relative TSR, ROE Performance, ROIA Performance and Restricted Stock Unit Awards Eligible to Vest at Year-End 2025

Based on our relative TSR performance through December 31, 2025, none of our Relative TSR RSUs granted in 2023 and eligible to vest with respect to the three-year performance period that ended December 31, 2025 were earned as a result of our rigorous relative TSR performance hurdles. Based on 2025 performance, 67% of our ROE RSUs eligible to vest with respect to the year ended December 31, 2025 were earned (granted in 2023) and 100% of our ROIA RSUs eligible to vest with respect to the year ended December 31, 2025 (granted in 2024 and 2025) were earned. In total, the NEOs forfeited approximately 54% of all performance-based RSUs that were eligible to vest upon the conclusion of the year ended December 31, 2025 substantiating the rigorous performance hurdles under the Company's long-term incentive program.

Other Executive Benefits

NEOs are entitled to employee benefits generally available to all full-time employees (subject to fulfilling any minimum service period). These employee benefits include, among other things, vacation and health and welfare benefits generally available to all employees. We believe these benefits are generally competitive with those offered by similar companies in the markets in which we operate.

The Company’s employees, including the NEOs, participate in a tax-qualified 401(k) plan, pursuant to which the Company may match a certain portion of employee contributions. The Company may annually match 50% of employee contributions to the plan, limited to employee contributions equal to 4% of compensation, but not to exceed $6,000 for any participant.

In 2025, the Company maintained a life insurance policy for Mr. McMorrow. As described further below under the subheading “Termination and Change in Control Benefits,” the employment agreements between the Company and each of the NEOs provide that in the event an NEO is terminated due to his or her death, such NEO is entitled to receive a certain amount in cash. The employment agreements with each of the NEOs also provide that the Company may discharge its obligations to make such cash payments by paying such amount from proceeds of an insurance policy, the beneficiary of which will be the applicable NEO. Securing such life insurance policies for each of the NEOs relieved the Company of its cash payment obligations to the NEOs upon their respective deaths, as described under the subheading “Termination and Change in Control Benefits.” Excluding Mr. McMorrow, all of the NEOs' premiums have been paid. The premiums paid by the Company for Mr. McMorrow's life insurance policy in 2025 were$1.1 million.

Pursuant to our Corporate Security and Aircraft Policy, the Board of Directors requires that the Company’s Chief Executive Officer use private air travel for both business and personal use for purposes of security, rapid availability and efficiency and communications connectivity. Company-paid private air travel for personal use under such policy is capped at 50 flight hours per year. The Company’s Chief Executive Officer recognizes imputed taxable income for income tax purposes on their personal use of private aircraft using Standard Industry Fare Level rates pursuant to Internal Revenue Service Regulations and are not provided a tax reimbursement for any personal use of private aircraft.

Further details regarding certain benefits are contained in the Summary Compensation Table and accompanying footnotes. These benefits are provided because the Compensation Committee has concluded that they are generally competitive with those provided to comparable executives or provide benefits to the Company which are appropriate in light of their cost.

Employment Agreements

The Company is (and was during 2025) party to employment agreements with all of the NEOs. Additional information regarding the employment agreements of the NEOs may be found under the subheading below “Termination and Change in Control Benefits.”

The following describes key terms of the NEOs' employment agreements:

Mr. McMorrow. The employment agreement between the Company and Mr. McMorrow expires on September 29, 2026 and provides for an annual base salary of $1,500,000. Under the agreement, Mr. McMorrow is entitled to receive an annual performance bonus and equity compensation in amounts approved by the Compensation Committee, and insurance coverage and other benefits generally available to all other officers.

Mr. Enbody. The employment agreement between the Company and Mr. Enbody expires on September 29, 2026 and provides for an annual base salary of $800,000. Under the agreement, Mr. Enbody is entitled to receive an annual performance bonus and equity compensation in amounts approved by the Compensation Committee, and insurance coverage and other benefits generally available to all other officers.

Mr. Windisch. The employment agreement between the Company and Mr. Windisch expires on September 29, 2026 and provides for an annual base salary of $1,000,000. Under the agreement, Mr. Windisch is entitled to receive an annual performance bonus and equity compensation in amounts approved by the Compensation Committee, and insurance coverage and other benefits generally available to all other officers.

Mr. Lee. The employment agreement between the Company and Mr. Lee expires on September 29, 2026 and provides for an annual base salary of $800,000. Under the agreement, Mr. Lee is entitled to receive an annual performance bonus and equity compensation in amounts approved by the Compensation Committee, and insurance coverage and other benefits generally available to all other officers.

Mr. Pegler. The employment agreement between the Company and Mr. Pegler expires on September 29, 2026 and provides for an annual base salary of £600,000. Under the agreement, Mr. Pegler is entitled to receive an annual performance bonus and equity compensation in amounts approved by the Compensation Committee, and insurance coverage and other benefits generally available to all other officers.

Carried Interest Award Agreements

The Company enters into Carried Interest Award Agreements (the “Carried Interest Agreements”) with certain eligible employees, including the NEOs, pursuant to its amended carried interest sharing program. In 2025, the Compensation Committee increased the carried interest award pool available for the Company employees from thirty-five percent to fifty percent of any carried interests earned under certain of the Company’s commingled funds and separate account investments.

In 2025, the Company granted to the NEOs one or more rights (each such right, a “Carried Interest Award”) to receive a specified percentage of the carried interest (each, a “Carried Interest”) actually received by the Company and/or its subsidiaries under arrangements in certain of the Company’s funds and investment vehicles. The maximum percentage of Carried Interest allocated to each NEO was as follows: Mr. McMorrow: 7.5%; Mr. Windisch: 5.0%; Mr. Enbody: 2.0%; Mr. Lee: 2.0%; and Mr. Pegler: 1.5%. The following describes the material terms and conditions of the NEOs’ Carried Interests. As of December 31, 2025, no Carried Interest Payments had been distributed to any NEO pursuant to the Carried Interests Agreements.

Vesting. Sixty percent of each Carried Interest Award (the “time-vest tranche”) will vest in equal installments on each of the first four anniversaries of the vesting commencement date applicable to such Carried Interest Award, subject to the NEO’s continued employment with the Company and its affiliates through each applicable vesting date. The time-vest tranche of each Carried Interest Award will vest in full upon the consummation of a “liquidity event” (as defined in the Carried Interest Agreement), subject to the NEO’s continued employment with the Company and its affiliates through the date of such liquidity event. The remaining forty percent of each Carried Interest Award will vest upon the consummation of a liquidity event, subject to the NEO’s continued employment with the Company and its affiliates through the date of such liquidity event.

Termination; Forfeiture. Upon termination of an NEO’s employment for any reason, any unvested Carried Interest Award (or portion thereof) as of the date of such termination will be cancelled and forfeited by the NEO without any consideration therefor. If the applicable executive’s employment terminates for “cause” (as defined in the Carried Interest

Agreement), all Carried Interest Awards (or portions thereof), whether or not vested as of the date of termination for cause, then held by the NEO will be cancelled and forfeited by the NEO without any consideration therefor.

Payment. Vested Carried Interest Awards will be paid to the applicable NEO in cash within 60 days following the date on which the carried interest related to such Carried Interest Award is paid to the Company or its subsidiaries. Notwithstanding the foregoing, payments made in respect of any group or multi-property fund or investment vehicle (as designated by the Company) will be pro-rated at fifty percent (each such payment, a “pro-rated payment”).

Risk Mitigation

Our executive compensation program is designed to achieve an appropriate balance between risk and reward that does not incentivize unnecessary or excessive risk-taking. We believe that our annual cash bonus program and our equity-based compensation program contain appropriate risk mitigation factors. Annual bonus mitigation factors include (i) inclusion of multiple performance factors, (ii) range of award payouts (not all-or-nothing), and (iii) the Company's clawback policy for all incentives paid to NEOs. Long-term incentive mitigation factors include the preceding list of mitigation factors with respect to annual bonuses in addition to (i) mandatory post-vesting holding period of three years, (ii) anti-hedging and anti-pledging policy and (iii) executive and non-employee director stock ownership guidelines.

Minimum Ownership Guidelines

The Company’s Board of Directors expects executive officers and non-employee directors to own a meaningful equity interest in the Company to more closely align the interests of directors and executive officers with those of stockholders. Accordingly, since 2018, executive officers have been required to hold all restricted stock awards and all shares paid in respect of vested RSUs for a three-year period post-vesting. In addition, the Board of Directors has established equity ownership guidelines for our executive officers and non-employee directors. The executives and directors are required to hold equity with a value equivalent to a multiple of their salary/annual cash retainer as listed in the table below:

Title	Multiple	Ownership Requirement Met (as of 12/31/2025)
Chairman and Chief Executive Officer	10x Base Salary	Yes
President	4x Base Salary	Yes
Chief Financial Officer	3x Base Salary	Yes
General Counsel	3x Base Salary	Yes
Executive Vice President (NEO)	3x Base Salary	Yes(1)
Other Executive Officers	1.5x Base Salary	Yes
Non-employee Directors	3x Annual Cash Retainer	Yes(2)
(1) Excludes one named executive officer appointed in September 2023 and who remains subject to the grace period for compliance as discussed below.
(2) Excludes one director appointed in November 2022, one director appointed in August 2024 and two directors appointed in October 2024, each of whom remains subject to the grace period for compliance as discussed below.

The executive officers and non-employee directors have a grace period for compliance with the minimum ownership guidelines which ends on December 31 of the year in which the fifth anniversary of the executive officer or non-employee director’s appointment or first election to the Board of Directors occurs. At the end of the grace period and on each December 31 thereafter, if the executive officer or non-employee director does not hold shares with the requisite minimum equity ownership value, the person will be required to hold all vested equity grants on an after-tax basis until the required ownership level has been satisfied.

Tax, Accounting and Other Considerations

Section 162(m) of the Tax Code; Tax Deductibility

Section 162(m) of the Internal Revenue Code (the “Tax Code”) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for “covered employees,” which generally includes the NEOs.

While the Compensation Committee may take into account Section 162(m) in establishing compensation of our executive officers to preserve deductibility to the greatest extent possible, the Compensation Committee retains the discretion and flexibility to award compensation that is not deductible under Section 162(m).

ASC Topic 718

Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock-based compensation are accounted for under ASC Topic 718. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align the cost of our equity awards with our overall executive compensation philosophy and objectives.

2025 Say-on-Pay Vote

At our 2025 annual meeting, approximately 66% of votes cast were voted in favor of our say-on-pay vote. During 2025, the Compensation Committee remained committed to maintaining a pay-for-performance compensation structure that promoted our stockholders’ best interests while continuing to make enhancements to further align our compensation program with best practices. Our say-on-pay vote is currently held on an annual basis, consistent with the preference expressed by a majority of our stockholders.

Compensation Committee Report

The Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management. Based on this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

                                    Submitted by: Stanley R. Zax, Chairperson
Jeffrey Meyers
David A. Minella
Members of the
Compensation
Committee

Notwithstanding anything to the contrary set forth in any Company filings under the Securities Act or the Exchange Act that incorporate other filings, including this Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was established on November 13, 2009. During the year ended December 31, 2025, the Compensation Committee consisted of Stanley R. Zax (Chairperson), Jeffrey Meyers (who joined the Compensation Committee in June 2025), David A Minella and Cathy Hendrickson (until Ms. Hendrickson's retirement from the Board of Directors in June 2025). No member of the Compensation Committee is (or was during 2025) an officer or employee of the Company or any of its subsidiaries. There are no Compensation Committee interlocks as defined by applicable SEC rules.

Compensation Policies and Practices as They Relate to the Company's Risk Management

In connection with the implementation of its compensation philosophy, the Compensation Committee periodically evaluates the Company’s compensation practices in order to determine if the risks arising from such practices are reasonably likely to have a material adverse impact on the Company. The Compensation Committee conducted such an evaluation in 2025 and concluded that the practices were not reasonably likely to have such an impact. In reaching this conclusion, the Compensation Committee considered the structure of the Company’s short and long-term incentive compensation plans (both of which are described above) and noted, among other factors, the fact that long-term incentives to senior executives tie a significant portion of compensation to the long-term success of the Company, and that the formulaic annual bonus plan includes individual caps and performance metrics that are largely based on the operating performance of the Company. The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Tables

2025 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our NEOs for the years indicated.

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
William J. McMorrow	2025	$1,500,000		—	$8,793,713	$2,850,000	$1,422,020	(2)	$14,565,733
Chairman and Chief Executive Officer	2024	$1,500,000		—	$8,734,196	$3,735,000	$1,873,332		$15,842,528
	2023	$1,500,000		—	$8,934,017	$2,065,500	$1,364,549		$13,864,066
Justin Enbody	2025	$800,000		—	$2,873,775	$1,200,000	$6,000	(3)	$4,879,775
Chief Financial Officer	2024	$800,000		—	$2,854,335	$1,810,000	$6,000		$5,470,335
	2023	$725,384		—	$2,748,928	$988,000	$6,000		$4,468,312
Matthew Windisch	2025	$1,000,000		—	$5,747,525	$2,000,000	$6,000	(4)	$8,753,525
President	2024	$1,000,000		—	$5,708,644	$2,640,000	$6,000		$9,354,644
	2023	$850,769		—	$4,729,773	$1,482,000	$6,000		$7,068,542
In Ku Lee	2025	$800,000		—	$2,299,029	$1,375,000	$6,000	(5)	$4,480,029
Executive Vice President, General Counsel	2024	$773,893		—	$2,283,463	$1,810,000	$6,000		$4,873,356
	2023	$669,038		$975,000	$1,738,293	—	$6,000		$3,388,331
Michael Pegler	2025	$806,880	(6)	—	$1,680,062	$1,125,000	$54,485		$3,666,426
President, Kennedy Wilson Europe	2024	$750,938		—	$1,536,944	$1,527,188	$51,010	(7)	$3,866,080
(1) The values in this column reflect the aggregate grant date fair value of the RSU awards granted in 2025 computed in accordance with ASC Topic 718. The ROIA RSU award values are based on the probable outcome at the time of grant which was at the target payout level. The maximum values for the annual ROIA RSUs assuming the highest level of performance is achieved are $6,630,004, $2,166,678, $4,333,340, $1,733,334 and $1,266,672 for Mr. McMorrow, Mr. Enbody, Mr. Windisch, Mr. Lee and Mr. Pegler, respectively. The fair value of the TSR RSUs is estimated using a Monte Carlo simulation based on the probable outcome at the time of grant. Information regarding the valuation assumptions used in the calculations is included in Note 14 to the Company’s financial statements for the fiscal year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K. The maximum values for the TSR RSUs assuming the highest level of performance is achieved are $6,630,004, $2,166,678, $4,333,340, $1,733,334 and $1,266,672 for Mr. McMorrow, Mr. Enbody, Mr. Windisch, Mr. Lee and Mr. Pegler, respectively.
(2) Includes $6,000 in Company contributions to Mr. McMorrow’s account in the Company’s tax qualified 401(k) savings plan; life-insurance premium payments of $1,092,279; and personal air travel expenses in the amount of $323,741, which represents the aggregate incremental cost to the Company for Mr. McMorrow’s personal use of private aircraft based on hourly flight charges and other variable costs incurred by the Company for such use, including variable fuel charges, departure fees, and landing fees. As discussed above, for security and efficiency reasons, Mr. McMorrow is required to use private aircraft for all business and personal travel. On occasion, Mr. McMorrow’s guests accompanied him when traveling on the private aircraft. Such travel by guests did not result in any incremental cost to the Company during 2025. Please see “Other Executive Benefits” above for additional details.
(3) Includes $6,000 in Company contributions to Mr. Enbody’s account in the Company’s tax qualified 401(k) savings plan.
(4) Includes $6,000 in Company contributions to Mr. Windisch’s account in the Company’s tax qualified 401(k) savings plan.
(5) Includes $6,000 in Company contributions to Mr. Lee’s account in the Company’s tax qualified 401(k) savings plan.
(6) All other compensation amounts for Mr. Pegler originally denoted in local currency (GBP) have been converted to USD using the exchange rate in effect as of December 31, 2025 of £1= $1.3448 USD.
(7) Includes $54,485 paid by the Company pursuant to Mr. Pegler’s pension contributions arrangement with the Company, inclusive of $13,448 in Company pension contributions on behalf of Mr. Pegler and $41,037 in Company cash payments directly to Mr. Pegler as a result of Mr. Pegler’s election to receive a certain portion of his eligible Company pension contributions in the form of a cash payments as permitted by applicable law.

Grants of Plan-Based Awards

The following table provides information about plan-based awards granted to our NEOs for 2025.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards
	Grant Date	Threshold	Target	Maximum	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares or Units (#)(4)	Grant Date Fair Value of Stock Awards ($)(5)
William J. McMorrow	1/29/2025	—	—	—	182,746	365,491	730,982(2)	—	$3,157,842
	1/29/2025	—	—	—	182,746	365,491	730,982(3)		$2,817,936
	1/29/2025							365,491	$2,817,936
		$1,500,000	$3,000,000	$4,500,000
Justin Enbody	1/29/2025	—	—	—	59,721	119,442	238,883(2)	—	$1,031,979
	1/29/2025	—	—	—	59,721	119,442	238,883(3)		$920,898
	1/29/2025							119,442	$920,898
		$800,000	$1,600,000	$2,400,000
Matthew Windisch	1/29/2025	—	—	—	119,442	238,883	477,766(2)	—	$2,063,949
	1/29/2025	—	—	—	119,442	238,883	477,766(3)		$1,841,788
	1/29/2025							238,883	$1,841,788
		$1,000,000	$2,000,000	$3,000,000
In Ku Lee	1/29/2025	—	—	—	47,777	95,554	191,107(2)	—	$825,587
	1/29/2025	—	—	—	47,777	95,554	191,107(3)		$736,721
	1/29/2025							95,554	$736,721
		$800,000	$1,600,000	$2,400,000
Michael Pegler	1/29/2025	—	—	—	34,914	69,828	139,655(2)	—	$603,314
	1/29/2025	—	—	—	34,914	69,828	139,655(3)		$538,374
	1/29/2025							69,828	$538,374
		$725,000	$1,450,000	$2,175,000
(1) Amounts in columns (c), (d) and (e) reflect the threshold, target and maximum amounts payable under the Company’s annual bonus plan for 2025, respectively. Actual amounts paid to each NEO for 2025 are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For a more complete description of the Company’s 2025 bonus plan, see “Compensation Discussion and Analysis-Elements of Compensation-Annual Bonus”.
(2) The amounts in columns (f), (g) and (h) reflect the RSUs that may vest in the event that the specified relative TSR performance goal is achieved at threshold, target and maximum levels, respectively. For a more complete description of the vesting schedule, see “Compensation Discussion and Analysis-Elements of Compensation-Long-Term Incentive Compensation”.
(3) The amounts in columns (f), (g) and (h) reflect the RSUs that may vest in the event that the specified ROIA performance goal is achieved at threshold, target and maximum levels, respectively. For a more complete description of the vesting schedule, see “Compensation Discussion and Analysis-Elements of Compensation- Long-Term Incentive Compensation”.
(4) Represents time-based RSU awards granted to the NEO during 2025.
(5) The values in this column reflect the aggregate grant date fair value of the RSU awards computed in accordance with ASC Topic 718. The ROIA RSUs award values are based on the probable outcome at the time of grant which was at the target payout level. The fair value of the TSR RSUs are estimated using a Monte Carlo simulation based on the probable outcome at the time of grant. Information regarding the valuation assumptions used in the calculations are included in Note 14 to the Company’s financial statements for the fiscal year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2025.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
William J. McMorrow	01/19/23(2)(3)	40,699	393,559	—	—
	01/19/23(2)(4)	—	—	162,800	1,574,276
	01/19/23(2)(5)	—	—	122,075	1,180,460
	02/16/24(2)(6)	218,164	2,109,646	—	—
	02/16/24(2)(7)	—	—	436,328	4,219,292
	02/16/24(2)(8)	—	—	163,623	1,582,234
	01/29/25(2)(9)	365,491	3,534,298	—	—
	01/29/25(2)(10)	—	—	730,982	7,068,596
	01/29/25(2)(11)	—	—	182,746	1,767,149

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Justin Enbody	01/19/23(2)(3)	12,523	121,097	—	—
	01/19/23(2)(4)	—	—	50,092	484,390
	01/19/23(2)(5)	—	—	37,569	363,292
	02/16/24(2)(6)	71,296	689,432	—	—
	02/16/24(2)(7)	—	—	142,591	1,378,855
	02/16/24(2)(8)	—	—	53,472	517,074
	01/29/25(2)(9)	119,442	1,155,004	—	—
	01/29/25(2)(10)	—	—	238,883	2,309,999
	01/29/25(2)(11)	—	—	59,721	577,502
Matthew Windisch	01/19/23(2)(3)	21,547	208,359	—	—
	01/19/23(2)(4)	—	—	86,188	833,438
	01/19/23(2)(5)	—	—	64,641	625,078
	02/16/24(2)(6)	142,591	1,378,855	—	—
	02/16/24(2)(7)	—	—	285,182	2,757,710
	02/16/24(2)(8)	—	—	106,944	1,034,144
	01/29/25(2)(9)	238,883	2,309,999	—	—
	01/29/25(2)(10)	—	—	477,766	4,619,997
	01/29/25(2)(11)	—	—	119,442	1,154,999
In Ku Lee	01/19/23(2)(3)	7,919	76,577	—	—
	01/19/23(2)(4)	—	—	31,676	306,307
	01/19/23(2)(5)	—	—	23,757	229,730
	02/16/24(2)(6)	57,037	551,548	—	—
	02/16/24(2)(7)	—	—	114,073	1,103,086
	02/16/24(2)(8)	—	—	42,778	413,658
	01/29/25(2)(9)	95,554	924,007	—	—
	01/29/25(2)(10)	—	—	191,107	1,848,005
	01/29/25(2)(11)	—	—	47,777	462,004
Michael Pegler	02/16/24(2)(6)	38,390	371,231	—	—
	02/16/24(2)(7)	—	—	76,780	742,463
	02/16/24(2)(8)	—	—	28,793	278,423
	01/29/25(2)(9)	69,828	675,237	—	—
	01/29/25(2)(10)	—	—	139,655	1,350,464
	01/29/25(2)(11)	—	—	34,914	337,618
(1) Value is based on the closing price of our common stock of $9.67 on December 31, 2025, as reported on the NYSE. The figures shown here are based on vesting upon the achievement of the specified performance criteria at the “threshold” level.
(2) Represents RSU awards granted to the NEOs which vest based on achievement of specified performance criteria (at the “threshold” level).
(3) The 2023 retentive RSU awards granted to our NEOs vested one-third (1/3) on each of January 19th of 2024, 2025 and 2026, subject to the NEO’s continued employment through the vesting date. The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(4) The 2023 ROE RSU awards granted to our NEOs vested one-third (1/3) after the conclusion of each of the fiscal years ending December 31st of 2023, 2024 and 2025 based on the level at which our ROE equaled or exceeded the applicable hurdles for such fiscal year, subject to the NEO’s continued employment through the vesting date. The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(5) The 2023 relative TSR RSU awards granted to the NEOs vested after the conclusion of the three-year period ending on December 31, 2025 to the extent that our TSR equaled or exceeded the applicable hurdles relative to the MSCI World Real Estate Index for such period, subject to the NEO’s continued employment through the vesting date. The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(6) The 2024 retentive RSU awards granted to our NEOs vested or will vest (as applicable) one-third (1/3) on each of February 16th of 2025, 2026 and 2027, subject to the NEO’s continued employment through the vesting date (except as otherwise described below). The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(7) The 2024 ROIA RSU awards granted to our NEOs vested or are scheduled to vest (as applicable) one-third (1/3) after the conclusion of each of the fiscal years ending December 31st of 2024, 2025 and 2026 based on the level at which our ROIA and absolute TSR equals or exceeds the applicable hurdles for such fiscal year, subject to the NEO’s continued employment through the vesting date (except as otherwise described below). The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(8) The 2024 relative TSR RSU awards granted to the NEOs are scheduled to cliff vest after the conclusion of the three-year period ending on December 31, 2026 to the extent that our relative TSR equals or exceeds the applicable hurdles relative to the MSCI World Real Estate Index for such period and our absolute TSR equals or exceeds the applicable hurdle, subject to the NEO’s continued employment through the vesting date (except as otherwise described below). The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.

(9) The 2025 retentive RSU awards granted to our NEOs vested or will vest (as applicable) one-third (1/3) on each of January 29th of 2026, 2027 and 2028, subject to the NEO’s continued employment through the vesting date (except as otherwise described below). The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(10) The 2025 ROIA RSU awards granted to our NEOs vested or are scheduled to vest (as applicable) one-third (1/3) after the conclusion of each of the fiscal years ending December 31st of 2025, 2026 and 2027 based on the level at which our ROIA and absolute TSR equals or exceeds the applicable hurdles for such fiscal year, subject to the NEO’s continued employment through the vesting date (except as otherwise described below). The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.
(11) The 2025 relative TSR RSU awards granted to the NEOs are scheduled to cliff vest after the conclusion of the three-year period ending on December 31, 2027 to the extent that our relative TSR equals or exceeds the applicable hurdles relative to the MSCI World Real Estate Index for such period and our absolute TSR equals or exceeds the applicable hurdle, subject to the NEO’s continued employment through the vesting date (except as otherwise described below). The shares issued in respect of vested RSUs subject to these awards are also subject to a no-sale period of three years from the date of the applicable vesting.

Option Exercises and Stock Vested

The following table sets forth the RSUs held by our NEOs that vested during the fiscal year ended December 31, 2025, and the value realized by the NEOs on vesting.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
William J. McMorrow	—	—	517,891	$4,669,462
Justin Enbody	—	—	165,605	$1,492,543
Matthew Windisch	—	—	314,818	$2,834,581
In Ku Lee	—	—	122,658	$1,103,816
Michael Pegler	—	—	57,585	$513,658
(1) Represents the gross amount of RSUs that vested during the year ended December 31, 2025 and does not take into account any withholding of shares to settle tax obligations.
(2) Value realized on vesting of RSU awards is based on the closing price of our common stock on the vesting date.

Termination and Change in Control Benefits

This section describes and quantifies the additional amounts that would be payable to the NEOs in the event of their termination or a change in control of the Company as of December 31, 2025. For this purpose, the closing stock price of $9.67 on the last trading day in 2025, as reported on the NYSE, has been used.

Executive Employment Agreements

The employment agreements entered into with each of our NEOs in September 2023 provide that, in the event the applicable executive’s employment with the Company is terminated by the Company without “Cause” (as defined below) or by such executive for “Good Reason” (as defined below), subject to and conditioned upon such executive’s execution and non-revocation of a general release of claims and such executive’s continued compliance with any applicable restrictive covenants, such executive will receive: (i) continued payment of his then-current base salary through the remainder of the then-current term of the employment agreement (the “Continued Salary Severance”); (ii) a lump-sum amount in cash (the “Lump Sum Severance”) equal to (A) two times (or, with respect to Mr. McMorrow, three times) the average of the sum of his actual (x) base salary and (y) annual cash bonus, in each case, for the immediately three preceding fiscal years (such average, the “Average Compensation”) less (B) an amount equal to the Continued Salary Severance; (iii) Company-subsidized healthcare coverage through the later of (A) the last day of the employment term or (B) the 18 month anniversary of the termination date, or if earlier, the date on which the applicable executive becomes covered by a group health insurance program provided by a subsequent employer; and (iv) vesting of any outstanding equity awards. For the avoidance of doubt, the sum of the Continued Salary Severance and the Lump Sum Severance for each executive may not exceed two (or, for Mr. McMorrow, three) times such executive’s Average Compensation.

In addition, pursuant to their respective employment agreements, if the applicable executive’s employment with the Company terminates due to his death or “Disability” (as defined in the applicable employment agreement), then subject to the executive’s (or his estate’s) timely execution and non-revocation of a general release of claims and (as applicable) continued compliance with applicable restrictive covenants, he (or his estate, if applicable) will be entitled to receive: (i) an amount equal to the greater of (A) the sum of the executive’s then-current base salary through the last day of the then- current employment term plus the amount of annual bonus paid to the executive for the immediately preceding fiscal year or (B) such other amount as the Company may determine in its sole discretion; and (ii) vesting of any outstanding equity awards.

For purposes of the executive employment agreements with each of the NEOs described above:

•“Cause” means the occurrence of any of the following events (and the executive’s failure to cure such event(s), to the extent curable, following the executive’s receipt of written notice from the Company): (i) the executive is convicted of, after the exhaustion of all appeals, or pleads guilty or nolo contendere to a charge of the commission of a felony involving moral turpitude; (ii) the executive has engaged in gross neglect or willful misconduct in carrying out his or her duties, which is reasonably expected to result in material economic or material reputational harm to the Company; (iii) the executive materially breaches any material provision of the employment agreement which is reasonably expected to result in material economic or material reputational harm to the Company; or (iv) the executive materially violates the Company’s code of conduct or any other Company policy, which results in or is reasonably expected to result in a material economic or material reputational harm to the Company.

•“Good Reason” means the occurrence of any of the following events (and the Company’s failure to cure such event(s) following its receipt of written notice from the executive): (i) the Company instructs the executive to work full-time or substantially full-time at any location that is not acceptable to the executive (other than the Company’s main headquarters or any other Company headquarters within twenty miles of Beverly Hills, California or, with respect to Mr. Pegler's employment agreement only, any offices located in London, United Kingdom, other than temporary travel as necessary to fulfill Executive’s duties and responsibilities under the employment agreement); (ii) the Company materially reduces the executive’s responsibilities, authorities or duties; (iii) a material reduction in the executive’s base salary (other than in connection with an across-the-board reduction in base salaries for all or substantially all similarly-situated executives of the Company) or (iv) the Company materially breaches the terms of the applicable employment agreement.

The table below sets forth estimated payments with respect to Messrs. McMorrow, Enbody, Windisch, Lee and Pegler upon the termination of employment with the Company under various circumstances and upon a change in control, assuming for these purposes that the termination of employment or change in control (as applicable) occurred on December 31, 2025. The amounts in the table assume that the RSUs granted to Messrs. McMorrow, Enbody, Windisch, Lee and Pegler will vest in full and any applicable performance goals will be deemed satisfied at the maximum level on the date of such termination or change in control.

Name	Involuntary for Cause or Without Good Reason	Involuntary Without Cause or for Good Reason(1)	Death(2)	Disability	CIC Only (No Termination)	Involuntary Without Cause or for Good Reason In Connection with CIC(1)
William J. McMorrow
Cash Severance	$—	$13,675,500	3,183,308	$3,183,308	$—	$13,675,500
Equity Award Acceleration(3)	—	21,528,759	21,528,759	21,528,759	21,528,759	21,528,759
Continued Benefits(4)	—	38,871	—	—	—
280G Cutback(5)	N/A	N/A	N/A	N/A	N/A	—
Total	$—	$35,243,130	$24,712,067	$24,712,067	$21,528,759	$35,243,130
Justin Enbody
Cash Severance	$—	$4,273,667	$1,584,164	$1,584,164	$—	$4,273,667
Equity Award Acceleration(3)	—	6,967,902	6,967,902	6,967,902	6,967,902	6,967,902
Continued Benefits(4)	—	45,584	—	—	—	45,584
280G Cutback(5)	N/A	N/A	N/A	N/A	N/A	—
Total	$—	$11,287,153	$8,552,066	$8,552,066	$6,967,902	$11,287,153
Matthew Windisch
Cash Severance	$—	$5,814,667	$2,227,205	$2,227,205	$—	$5,814,667
Equity Award Acceleration(3)	—	13,631,238	13,631,238	13,631,238	13,631,238	13,631,238
Continued Benefits(4)	—	45,584	—	—	—	45,584
280G Cutback(5)	N/A	N/A	N/A	N/A	N/A	—
Total	$—	$19,491,489	$15,858,443	$15,858,443	$13,631,238	$19,491,489

Name	Involuntary for Cause or Without Good Reason	Involuntary Without Cause or for Good Reason(1)	Death(2)	Disability	CIC Only (No Termination)	Involuntary Without Cause or for Good Reason In Connection with CIC(1)
In Ku Lee
Cash Severance	$—	$4,540,000	$1,571,164	$1,571,164	$—	$4,540,000
Equity Award Acceleration(3)	—	$5,391,625	$5,391,625	$5,391,625	$5,391,625	$5,391,625
Continued Benefits(4)	—	45,584	—	—	—	45,584
280G Cutback(5)	N/A	N/A	N/A	N/A	N/A	—
Total	$—	$9,977,209	$6,962,789	$6,962,789	$5,391,625	$9,977,209
Michael Pegler
Cash Severance	$—	$3,899,551	$1,509,603	$1,509,603	$—	$3,899,551
Equity Award Acceleration(3)	—	3,325,020	3,325,020	3,325,020	3,325,020	3,325,020
Continued Benefits(4)	—	9,541	—	—	—	9,541
280G Cutback(5)	N/A	N/A	N/A	N/A	N/A	—
Total	$—	$7,234,112	$4,834,623	$4,834,623	$3,325,020	$7,234,112

(1) Cash severance is continued base salary through the remainder of the term plus a lump-sum equal to 2x (3x for Mr. McMorrow) the average of the sum of the applicable executive’s actual base salary and annual cash bonus for the three immediately preceding fiscal years, less the amount to be paid as continued base salary through the remainder of the term.
(2) The Company discharged its obligation to pay cash severance to each of the NEOs upon termination of his/her employment with the Company due to his/her death by purchasing and paying for the premiums of a life insurance policy for each NEO. See “Compensation Discussion and Analysis – Elements of Compensation – Other Executive Benefits” for additional details. The amounts payable under the life insurance policies upon each NEO’s death is as follows: Mr. McMorrow: $32 million, Mr. Enbody: $3.98 million; Mr. Windisch: $4.48 million; Mr. Lee: $2.49 million; and Mr. Pegler: $9.8 million.
(3) Based on the December 31, 2025 closing stock price of $9.67.
(4) Continued benefits consist of group health plan benefit continuation for the NEO and the NEO’s eligible dependents (at the same coverage levels and cost to the NEO as though the Executive’s employment had not been terminated based on the NEO’s elections as of the date of termination) through the greater of (i) the remainder of the NEO’s employment term, and (ii) the 18-month anniversary of the date of termination.
(5) The employment agreements provide that, in the event that any severance or change in control payments or benefits would subject the NEO to the excise tax imposed by Section 4999 of the Tax Code, then such payments or benefit will be reduced to the extent necessary so that no portion thereof shall be subject to the excise tax imposed by Section 4999 of the Tax Code, but only if, by reason of such reduction, the net after-tax benefit received by the executive will exceed the net after-tax benefit received by such NEO if no such reduction was made.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chairman and CEO, Mr. McMorrow. To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

•To identify the median employee as of December 31, 2025 we calculated compensation of our employees using their 2025 annual base salaries, bonuses for the 2025 performance year (including any bonus exchange premium received), annual equity awards granted in 2025 and Company contributions to applicable retirement plans.

•We did not exclude any employees from our employee population.

•We annualized the base pay and cash incentive bonuses for 2025 new hires, excluding the 87 employees hired on December 5, 2025 in connection with our acquisition of the Toll Brothers Apartment Living development platform.

•Foreign salaries were converted to U.S. dollars at the December 31, 2025 exchange rate.

•No cost of living adjustments were utilized in the compensation calculation.

•Once the median employee was identified, we calculated the total compensation for our median employee using the same methodology we used to calculate Mr. McMorrow’s total compensation in the Summary Compensation Table for the fiscal year ended December 31, 2025.

The 2025 annual total compensation for our median employee was $222,163. The 2025 annual total compensation for our CEO as reported in the Summary Compensation Table for the fiscal year ended December 31, 2025 was $14,565,733. The ratio of the annual total compensation of our CEO to the annual total compensation of our median employee for the year ended December 31, 2025 was 65 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Pay ratios within our industry will also differ and may not be comparable depending on the size, scope, global breadth and structure of the company.

Anti-Hedging and Anti-Pledging Policies

The Company maintains anti-hedging and anti-pledging policies that prohibit our officers, directors and employees from consummating the following transactions: (i) trading in puts, calls, options or other derivative security in the Company and (ii) pledging the Company’s securities as collateral for margin loans or other similar transactions.

The anti-hedging policy prohibits our officers, directors and employees from hedging against the value of the Company while continuing to own the covered securities without the full risks and rewards of ownership. Such behavior may cause the owner to no longer have the same objectives as the Company and its other stockholders. The anti-pledging policy was implemented because pledging securities of the Company as collateral for margin loans or other transactions raises potential risks to stockholder value, particularly if the pledge is significant. Under this policy, officers, directors and employees of the Company may not margin, or agree or offer to margin, the Company’s securities as collateral for a loan obligation. As of December 31, 2025, there were no existing pledges of the Company’s stock by its executives.

Compensation Recovery Policy

The Company maintains an Amended and Restated Compensation Recovery Policy (as amended and restated, the “A&R Recovery Policy”) in compliance with the SEC rules and NYSE listing standards regarding clawback policies. The A&R Recovery Policy provides that in the event the Company is required to prepare an accounting restatement, the Company shall recover, reasonably promptly, any excess incentive-based compensation (i.e., compensation that is granted, earned or vested based in whole or in part on the attainment of one or more financial reporting measures) from current and former executive officers of the Company, unless the Compensation Committee determines that recovery would be impracticable. The A&R Recovery Policy is administered by the Compensation Committee. All awards granted by the Company on or after October 2, 2023 are subject to the provisions of the Recovery Policy.

Equity Award Timing Policies and Practices

We do not currently, and in 2025 we did not, grant any stock option awards, stock appreciation rights, or similar option-like instruments.

Director Compensation

In 2025, each non-employee director received an annual retainer fee of $150,000. The chairperson of the Audit Committee received an additional annual retainer fee of $20,000 and the chairpersons of each of the Compensation, Nominating, Capital Markets, and ESG Committees received an additional annual retainer fee of $10,000. Members of the Special Committee each received an additional monthly retainer fee of $15,000 and the chairperson of the Special Committee received an additional monthly retainer fee of $5,000. During 2025, non-employee directors received annual equity awards in the form of 19,100 shares of restricted stock units that vest over a three-year period, subject to continued service as a non-employee director through the applicable vesting date.

The following table provides compensation information for the fiscal year ended December 31, 2025 for each non-employee member of our Board of Directors:

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	All Other Compensation	Total
Todd Boehly	$150,000	$173,237	—	$323,237
Richard Boucher	$170,000	$173,237	—	$343,237
Trevor Bowen	$150,000	$173,237	—	$323,237
Wade Burton	$150,000	$173,237	—	$323,237
Michael Eisner	$165,000	$173,237	—	$338,237
Cathy Hendrickson(3)	$69,011	$173,237	—	$242,248
Jeffrey Meyers	$165,000	$173,237	—	$338,237
David A. Minella	$170,000	$173,237	—	$343,237
Nadine I. Watt	$150,000	$173,237	—	$323,237
Sanaz Zaimi	$155,686	$173,237	—	$328,923
Stanley R. Zax	$170,000	$173,237	—	$343,237
(1) Mr. McMorrow did not receive any director fees during 2025.
(2) The amounts in this column reflect the aggregate grant date fair value of an award of restricted stock units granted to our non-employee directors in 2025, computed in accordance with ASC Topic 718. Information regarding the valuation assumptions that are used to calculate these values is included in Note 14 of the Company’s financial statements for the fiscal year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K. The aggregate number of restricted stock units and shares of restricted stock outstanding at December 31, 2025 for each of our non-employee directors is set forth in the table below. Each award of restricted stock and each award of restricted stock units held by our non-employee directors vested or will vest (as applicable) with respect to 33% of the restricted stock units on each of the first through third anniversaries of the date of grant, subject to accelerated vesting in the event of a “change in control” (as defined in the Second Amended and Restated 2009 Equity Participation Plan), or the director’s ceasing to serve on the Board of Directors by reason of death or disability. The Company also maintains a non-employee director retirement policy pursuant to which, upon a non-employee director’s retirement (as determined by the Board of Directors), his or her then-outstanding equity awards will vest in full (to the extent then-unvested).

Todd Boehly	34,433
Richard Boucher	34,433
Trevor Bowen	34,433
Wade Burton	34,433
Michael Eisner	21,367
Cathy Hendrickson(3)	34,433
Jeffrey Meyers	23,767
David A. Minella	34,433
Nadine I. Watt	21,367
Sanaz Zaimi	34,433
Stanley R. Zax	34,433
(3) Ms. Hendrickson retired from the Board on June 5, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Company Common Stock as of April 15, 2026 by (i) each person known to Kennedy Wilson to own beneficially more than 5% of Company Common Stock (based on Kennedy Wilson’s review of the most recent Schedule 13D and 13G filings as of April 15, 2026); (ii) each of Kennedy Wilson’s directors and each of Kennedy Wilson’s named executive officers; and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Company Common Stock issuable under convertible securities held by that person (subject to certain conditions) are deemed outstanding. Such convertible securities, however, are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated: (i) the business address for all of the executive officers and directors identified below is c/o Kennedy-Wilson Holdings, Inc., 151 S. El Camino Drive, Beverly Hills, California 90212 and (ii) each beneficial owner has sole voting and dispositive power with respect to all of the reported shares of Company Common Stock beneficially owned by such beneficial owner.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock(1)
5% Stockholders:
Fairfax Financial Holdings Limited and affiliates(2)	30,951,179	19.9%
BlackRock, Inc.(3)	19,928,026	14.3%
Eldridge Industries, LLC(4)	12,161,700	8.0%
Named Executive Officers, Directors and Director Nominees, and Executive Officers:
William J. McMorrow(5)	11,689,621	8.4%
Matthew Windisch(6)	1,738,564	1.2%
Justin Enbody(7)	933,909	*
In Ku Lee(8)	352,598	*
Michael Pegler(9)	204,121	*
Regina Finnegan(10)	168,172	*
Todd Boehly(11)	12,241,800	8.1%
Richard Boucher	67,787	*
Trevor Bowen	108,465	*
Wade Burton	48,520	*
Cathy Hendrickson(12)	110,794	*
Michael Eisner	22,500	*
Jeffrey Meyers	26,100	*
David A. Minella	2,463,635	1.8%
Nadine I. Watt	22,500	*
Sanaz Zaimi	98,095	*
Stanley R. Zax	547,400	*
All executive officers and directors as a group (17 persons)	30,844,578	20.4%
* Less than 1%
(1) Amount and applicable percentage of ownership is based on 139,128,047 shares of Company Common Stock that were outstanding on April 16, 2026. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and dispositive power with respect to shares, subject to applicable community property laws.
(2) Fairfax Financial Holdings Limited, V. Prem Watsa, The Second 810 Holdco Ltd., The Second 1109 Holdco Ltd., and The Sixty Two Investment Company Limited are deemed to share voting and dispositive power with respect to 30,951,179 shares of Company Common Stock. FFHL Group Ltd. is deemed to share voting and dispositive power with respect to 29,248,389 shares of Company Common Stock. Fairfax (US) Inc. is deemed to share voting and dispositive power with respect to 21,601,039 shares of Company Common Stock. Fairfax UK Holdings Limited, Brit Group Holdings Limited and Brit Insurance Holdings Limited are deemed to share voting and dispositive power with respect to 3,152,675 shares of Company Common Stock. Brit Syndicates Limited is deemed to share voting and dispositive power with respect to 1,433,806 shares of Company Common Stock. Brit Reinsurance (Bermuda) Limited is deemed to share voting and dispositive power with respect to 1,718,869 shares of Company Common Stock. Odyssey Group Holdings, Inc. is deemed to share voting and dispositive power with respect to 12,156,496 shares of Company Common Stock. Odyssey Reinsurance Company is deemed to share voting and dispositive power with respect to 12,028,530 shares of Company Common Stock. Odyssey Reinsurance (Barbados) Ltd. is deemed to share voting and dispositive power with respect to 935,807 shares of Company Common Stock. Newline Holdings UK Limited is deemed to share voting and dispositive power with respect to 434,783 shares of Company Common Stock. Newline Corporate Name Limited is deemed to share voting and dispositive power with respect to 434,783 shares of Company Common Stock. Crum & Forster Holdings Corp. and United States Fire Insurance Company are deemed to share voting and dispositive power with respect to 4,641,526 shares of Company Common Stock. The North River Insurance Company is deemed to share voting and dispositive power with respect to 2,320,763 shares of Company Common Stock. TIG Insurance Company is deemed to share voting and dispositive power with respect to 2,952,086 shares of Company Common Stock. Zenith National Insurance Corp. and Zenith Insurance Company are deemed to share voting and dispositive power with respect to 670,822 shares of Company Common Stock. Resolution Group Reinsurance (Barbados) Limited is deemed to share voting and dispositive power with respect to 1,180,109 shares of Company Common Stock. Northbridge Financial Corporation is deemed to share voting and dispositive power with respect to 3,877,772 shares of Company Common Stock. 1102952 B.C. Unlimited Liability Company, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company Holdings I, Ltd, Allied World Assurance Company, Ltd and Allied World Assurance Holdings (Ireland) Ltd are deemed to share voting and dispositive power with respect to 8,838,257 shares of Company Common Stock. Allied World Assurance Holdings (U.S.) Inc. and Allied World Insurance Company are deemed to share voting and dispositive power with respect to 8,221,354 shares of Company Common Stock. AW Underwriters Inc. and Allied World Specialty Insurance Company are deemed to share voting and dispositive power with respect to 2,189,395 shares of Company Common Stock. Allied World Surplus Lines Insurance Company is deemed to share voting and dispositive power with respect to 664,940 shares of Company Common Stock. Allied World Assurance Company (U.S.) Inc. is deemed to share voting and dispositive power with respect to 996,104 shares of Company Common Stock. Fairfax (Barbados) International Corp., Wentworth Insurance Company Ltd., CRC Reinsurance Limited and Allied World Assurance Company (Europe) DAC are deemed to share voting and dispositive power with respect to 616,903 shares of Company Common Stock. The address of the holders is c/o Fairfax Financial Holdings Limited, 95 Wellington Street West, Suite 800, Toronto, Ontario, Canada, M5J 2N7. The information contained herein is based solely upon a Schedule 13D/A filed with the SEC on March 17, 2026. Also consists of (i) 13,043,478 shares of Company Common Stock issuable upon exercise of 13,043,478 Company Warrants held by Zenith Insurance Company, Odyssey Reinsurance Company, Trustees of Newline Syndicate 1218, United States Fire Insurance Company, The North River Insurance Company and Northbridge Financial Corporation, and (ii) 12,338,062 shares of Company Common Stock issuable upon exercise of 12,338,062 Company Warrants held by Wentworth Insurance Company Ltd., CRC Reinsurance Limited, Northbridge Financial Corporation, United States Fire Insurance Company, The North River

Insurance Company, Zenith Insurance Company, Allied World Assurance Company Europe (dac), Allied World Insurance Company, Allied World Specialty Insurance Company, Odyssey Reinsurance Company and Brit Syndicates Limited, Federated Insurance Company of Canada, Northbridge General Insurance Corporation, United States Fire Insurance Company, The North River Insurance Company, Zenith Insurance Company, Odyssey Reinsurance Company, Hudson Insurance Company, Hudson Excess Insurance Company and Trustees of Newline Syndicate 1218 are holders of, in the aggregate, 300,000 shares of Company Series B Preferred Stock registered and held by the same. Wentworth Insurance Company Ltd., CRC Reinsurance Limited, Northbridge General Insurance Corporation, United States Fire Insurance Company, The North River Insurance Company, Zenith Insurance Company, Allied World Assurance Company (Europe) dac, Allied World Insurance Company, Allied World Specialty Insurance Company, Odyssey Reinsurance Company and Brit Syndicates Limited are holders of, in the aggregate, 200,000 shares of Company Series C Preferred Stock registered and held by the same. Holders of Company Series B Preferred Stock may only be deemed to be the holder of record of the number of shares of Company Common Stock equal to the whole number of shares of Company Common Stock that such holder of Company Series B Preferred Stock would have been entitled to receive upon exercise of all of such holders warrants to acquire Company Common Stock outstanding as of the Record Date. Prior to obtaining the “Requisite Stockholder Approval” (as defined in the Certificate of Designations for the Series C), such Series C holders will not have the right to vote to the extent, and only to the extent, that such right to vote would result in such holder, or a “person” or “group” (within the meaning of Section 13(d)(3) of the Exchange Act) that includes such holder of Company Series C Preferred Stock, having voting power in excess of nineteen and nine tenths percent (19.9%) of the then-outstanding shares of Company Common Stock. As a result of such restriction, Fairfax and its affiliates are deemed to beneficially own only 30,951,179 shares of Company Common Stock. Without giving effect to such restriction, Fairfax and its affiliates would be deemed to beneficially own 38,703,549 shares of Company Common Stock, representing approximately 23.7% of the outstanding shares of Company Common Stock on an as-converted basis. As of December 31, 2025, the exercise price of the warrants was $23.00 per share for the Company Series B Preferred Stock and $16.21 per share for the Company Series C Preferred Stock, in each case subject to further adjustments in certain circumstances. The above description is based on information provided to us in connection with the issuances of the Company Series B Preferred Stock and Company Warrants and the Company Series C Preferred Stock and Company Warrants, in addition to a Schedule 13D/A filed with the SEC on March 17, 2026.
(3) The address of the holder is 50 Hudson Yards, New York, New York 10001. The information contained herein is based solely upon a Schedule 13G/A filed with the SEC April 30, 2025.
(4) Consists of 12,161,700 shares of Company Common Stock issuable upon conversion of 260,000 shares of Company Series A Preferred Stock and 40,000 shares of Company Series A Preferred Stock registered and held by Dust Bowl Capital, LLC (“Dust Bowl”) and Security Benefit Life Insurance Company (“Security Benefit Life”), respectively, without taking into effect any adjustments. Dust Bowl and Security Benefit Life are indirectly controlled by Eldridge Industries. Mr. Todd L. Boehly is the indirect controlling member of Eldridge Industries, and, in such capacity, may be deemed to have voting and dispositive power with respect to the Company Series A Preferred Stock that is beneficially owned by Security Benefit Life and Dust Bowl, and the shares of Company Common Stock issuable upon conversion of such Company Series A Preferred Stock. As of December 31, 2025, the conversion price of the Series A Preferred Stock was $24.62 per share, subject to further adjustments in certain circumstances. The address of the principal business office of Mr. Boehly and Eldridge is 701 Brickell Avenue, Suite 1420, Miami, FL 33131. The address of the principal business office of each of Security Benefit Life and Dust Bowl is One Security Benefit Place, Topeka, KS 66636. The above description is based on information provided to us in connection with the issuance of the Company Series A Preferred Stock and a Schedule 13D/A filed with the SEC on February 18, 2026.
(5) Includes 90,851 shares of Company Common Stock beneficially owned by Leslie McMorrow, Mr. McMorrow’s wife. Mr. McMorrow disclaims beneficial ownership of the shares owned by his wife. Includes 8,400,118 shares of Company Common Stock held by the William J. McMorrow Revocable Trust and 8,443 shares of Company Common Stock held by the John & Sons Retirement Trust. Does not include performance‑based restricted stock units that were granted to Mr. McMorrow.The information contained herein is based solely upon a Schedule 13D/A filed with the SEC on March 17, 2026.
(6) Does not include performance‑based restricted stock units that were granted to Mr. Windisch.
(7) Does not include performance‑based restricted stock units that were granted to Mr. Enbody.
(8) Does not include performance‑based restricted stock units that were granted to Mr. Lee.
(9) Does not include performance‑based restricted stock units that were granted to Mr. Pegler.
(10) Includes 44,163 shares of Company Common Stock held by The Finnegan Family Trust, of which Ms. Finnegan and her spouse are trustees. Does not include performance‑based restricted stock units that were granted to Ms. Finnegan.
(11) Consists of 80,100 shares of Company Common Stock held by Mr. Todd L. Boehly and the shares of Company Common Stock referred to in footnote 4 above.
(12) Ms. Hendrickson retired from the Board at the Company’s 2025 annual meeting of stockholders. The information included in this table is based on Ms. Hendrickson’s most recently available Form 4 filing. Includes 12,476 shares of Company Common Stock held by the Hendrickson Family Trust, of which Ms. Hendrickson and her spouse are trustees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding shares outstanding and available for issuance under our Second Amended and Restated 2009 Equity Participation Plan:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights	Weighted Average price of Outstanding Stock Options, Warrants and Rights	Number of Shares Available for Future Issuance
Equity compensation plans approved by our stockholders(1)	11,837,013	N/A	—
Equity compensation plans not approved by our stockholders	—	N/A	—
(1) Represents the Second Amended and Restated 2009 Equity Participation Plan.
(2) Represents the number of shares subject to outstanding awards granted under the Second Amended and Restated 2009 Equity Participation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Pursuant to its written charter, our audit committee must review and approve all related person transactions, which includes any transactions with an executive officer, director, beneficial owner of more than 5% of our outstanding common stock, or any of such persons’ immediate family members in which the amount involved exceeds $120,000, and in which any such persons had or will have a direct or indirect material interest. In determining whether to approve a related person transaction, our audit committee will consider such matters as it deems appropriate under the circumstances. After considering these factors, our audit committee will decide whether the related person transaction is in our best interests and will approve or reject the transaction accordingly. All such matters discussed below have been approved by our audit committee.

Mr. Boehly is the Chairman of Eldridge Industries. The Company is party to a stock purchase agreement with certain of the Eldridge Industries Entities (as defined below) whereby the Company has issued shares of perpetual convertible preferred stock of the Company (the “Series A Preferred Stock”) in exchange for approximately $300 million in proceeds. Mr. Boehly also directly or indirectly has an excess of 10% equity interest in Eldridge Industries, Security Benefit Corporation and Cain International and their subsidiaries (together, the “Eldridge Industries Entities”), all of which are involved in transactions (“KW/Eldridge Industries JVs”) with the Company or its subsidiaries (“KW Entities”). These transactions may involve various fees which the KW Entities may make to Eldridge Industries Entities or Eldridge Industries Entities may make to the KW Entities. During the fiscal years ended December 31, 2025, the KW Entities paid certain of the Eldridge Industries Entities a total of approximately $17.3 million in dividends related to the Series A Preferred Stock and certain of the Eldridge Industries Entities paid the KW Entities a total of approximately $3.4 million in management fees and one-time acquisition fees related to the KW/Eldridge JVs. In addition, certain of the Eldridge Industries Entities received approximately $1.8 million in interest related to their respective holdings of the Company’s Bonds (as defined below) during such periods.

In 2024, a certain Eldridge Industries Entity (an entity affiliated with Cain International (the “Cain Entity”)) repaid in full a partner loan (approximately €950,000) that was made to the Cain Entity in 2023 by a KW Entity that is a wholly owned subsidiary of Kennedy Wilson (the “KW Lender Entity”). Such partner loan was made in accordance with the terms of the joint venture agreement with respect to a KW/Eldridge Industries JV to cover certain of the Cain Entity’s capital calls. In addition, in 2024, the KW Lender Entity made additional similar short-term partners loans to the Cain Entity (at an interest rate of 20%), the balance of which was approximately €4.9 million as of December 31, 2025. On March 5, 2026, the KW Lender Entity completed the purchase of the Cain Entity’s interest in the asset for approximately €20.6 million, which purchase price was offset against the total loan balance, including accrued interest, of approximately €5.1 million. In addition, Anthony D. Minella is Co-Founder, Partner and President of Eldridge Industries and is the son of David A. Minella, a director of Kennedy Wilson.

Mr. Burton is the President and Chief Investment Officer of HWIC, a wholly-owned subsidiary of Fairfax. As of April 18, 2024, Fairfax and certain of its affiliates held approximately 26 million shares of the Company’s common stock (which includes 25,381,540 warrants to purchase the Company’s common stock as described below). On March 8, 2022, the Company issued to certain affiliates of Fairfax (i) 300,000 shares of Series B Preferred Stock and (ii) 13,043,478 warrants to purchase 13,043,478 shares of common stock of the Company for gross proceeds of $300 million. On June 16, 2023, the Company issued to certain affiliates of Fairfax (i) 200,000 shares of Series C Preferred Stock and (ii) 12,338,062 warrants to purchase 12,338,062 shares of common stock of the Company for gross proceeds of $200 million. HWIC served as the investment manager for each Fairfax purchaser under the Securities Purchase Agreements on both transactions. Additionally, certain Fairfax Entities and KW Entities are also party to certain real estate and real estate debt transactions that may involve various fees and interest payments which the KW Entities may make to the Fairfax Entities or the Fairfax Entities may make to the KW Entities. During the fiscal years ended December 31, 2025 the KW Entities paid certain of the Fairfax Entities a total of approximately $26.25 million in dividends related to the Company Series B Preferred Stock and Company Series C Preferred Stock and certain of the Fairfax Entities paid KW Entities (i) a total of approximately $5.27 million in management fees and one time acquisition fees in connection with certain joint venture arrangements and (ii) a total of approximately $22.81 million in servicing fees for certain real estate debt transactions during the same periods, respectively. In addition, during the fiscal year ended December 31, 2025 certain of the KW Entities paid certain Fairfax Entities a total of approximately $28.45 million in interest on certain loans whereby certain subsidiaries that are wholly owned by the Company and other entities managed by the Company are borrowers the Company are borrowers under secured mortgages.

During 2025, the Company held a minority, 11% beneficial ownership interest in Zonda, a technology based real estate business that offers residential construction data, of which Jeffrey Meyers owns a less than 1% beneficial ownership interest and is the chief executive officer.

Tyler McMorrow, who is the son of William J. McMorrow, was hired as a non-executive employee of the Company’s debt investment group in September of 2024. His aggregate compensation earned 2025 was $258,750 and was comparable with other Company employees in similar positions. Prior to joining the Company, Mr. Tyler McMorrow had several years of experience at another international real estate company and an international real estate bank.

Director Independence

Our common stock is listed on the New York Stock Exchange (the “NYSE”). A majority of the members of our Board of Directors must be independent under Section 303A.01 of the listing standards of the NYSE. Section 303A.02 of the NYSE listing standards provides that no director can qualify as independent unless the Board of Directors affirmatively determines that the director has no material relationship with the listed company. Our Board of Directors has adopted the following standards in determining whether or not a director has a material relationship with the Company and these standards are contained in our Corporate Governance Guidelines which can be found on our website at www.kennedywilson.com and will be made available in print free of charge to any stockholder who requests it:

•No director who is an employee or a former employee of the Company can be independent until three years after termination of such employment.

•No director who is, or in the past three years has been, affiliated with or employed by the Company’s present or former independent auditor can be independent until three years after the end of the affiliation, employment or auditing relationship.

•No director can be independent if he or she is, or in the past three years has been, part of an interlocking directorship in which an executive officer of the Company serves on the compensation committee of another company that employs the director.

•No director can be independent if he or she is receiving, or in the last three years has received, more than $120,000 during any 12-month period in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

•Directors with immediate family members in the foregoing categories are subject to the same three-year restriction.

•No director can be independent if he or she is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

Based on these independence standards and all of the relevant facts and circumstances, as of December 31, 2025, our Board of Directors determined that the following ten members are independent under Section 303A.02 of the listing standards of NYSE: Todd Boehly, Trevor Bowen, Richard Boucher, Wade Burton, Michael Eisner, Jeffrey Meyers, David A. Minella, Nadine I. Watt, Sanaz Zaimi and Stanley R. Zax. Cathy Hendrickson was also an independent member of our Board of Directors prior to her retirement in June 2025. In accordance with NYSE rules, a majority of our Board of Directors is independent.

The Nominating Committee reviewed and considered discussions with the directors and its review of the directors’ responses to a questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company, its subsidiaries and affiliates. The Board considered relationships and transactions between each director or any member of his or her immediate family and our company and its subsidiaries and affiliates, as reported in the section entitled “Certain Relationships and Related Transactions” in this Form 10-K/A. The purpose of the Board of Director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NYSE Rules.

In recommending to our Board of Directors that each non-employee director be found independent, our Nominating Committee considered the following relationship over the past three fiscal years:

•Mr. Boehly is the Co-Founder, Chairman, Chief Executive Officer and controlling member of Eldridge Industries. The Company is party to a stock purchase agreement with Quinton Heights, LLC and Security Benefit Life Insurance Company (collectively, the “Purchasers”), both affiliates of Eldridge Industries, whereby the Company issued shares of perpetual convertible preferred stock of the Company in exchange for approximately $300 million in proceeds. Also, Mr. Boehly, directly or indirectly has an excess of 10% equity interest in each of the Purchasers, Eldridge Industries, Security Benefit Corporation and Cain International and their subsidiaries (together, the “Eldridge Industries Entities”), some of which are involved in transactions with the Company or its subsidiaries (“KW Entities”). These transactions may involve various fees which the KW Entities may make to certain of the Eldridge Industries Entities or certain of the Eldridge Entities may make to the KW Entities. Additionally, certain Eldridge Industries Entities hold approximately

$37 million in aggregate principal amount of a combination of our 4.75% senior notes due 2029 and our 5.00% senior notes due 2031 (collectively, the “Bonds”).

•Mr. Burton is the President and Chief Investment Officer of HWIC, a wholly-owned subsidiary of Fairfax. As of April 15, 2025, Fairfax and certain of its affiliates held approximately 13 million shares of the Company’s common stock, 300,000 shares of the Company’s 4.75% Series B Cumulative Perpetual and Preferred Stock (the “Series B Preferred Stock”), in addition to approximately 13 million warrants associated with such Series B Preferred Stock, and 200,000 shares of the Company’s 6.00% Series C Cumulative Perpetual and Preferred Stock (the “Series C Preferred Stock”), in addition to approximately 12 million warrants associated with the Series C Preferred Stock as further described below. On March 8, 2022, the Company issued to certain affiliates of Fairfax (i) 300,000 shares of Series B Preferred Stock and (ii) 13,043,478 warrants to purchase 13,043,478 shares of common stock of the Company for gross proceeds of $300 million. HWIC served as the investment manager for each Fairfax purchaser under the Securities Purchase Agreement. On June 16, 2023, the Company issued to certain affiliates of Fairfax (i) 200,000 shares of Series C Preferred Stock and (ii) 12,338,062 warrants to purchase 12,338,062 shares of common stock of the Company for gross proceeds of $200 million. HWIC served as the investment manager for each Fairfax purchaser under the Securities Purchase Agreement. Additionally, certain Fairfax entities (the “Fairfax Entities”) and KW Entities are also party to certain real estate and real estate debt transactions that may involve various fees and interest payments which the KW Entities may make to the Fairfax Entities or the Fairfax Entities may make to the KW Entities.

•During 2025, the Company held a minority 11% beneficial ownership interest in Zonda, a technology based real estate business that offers residential construction data, of which Jeffrey Meyers owns less than a 1% beneficial ownership interest and is the chief executive officer.

•Michael Eisner is the controlling owner and managing partner of Eisner, LLP, a full-service business law firm, specializing in various areas of law including real estate, finance and corporate law. The Company has engaged Eisner, LLP in connection with certain legal matters. Mr. McMorrow has also previously engaged Eisner, LLP in connection with certain personal legal matters.

All matters relating to the abovementioned relationships fall within the standards set forth in our Corporate Governance Guidelines, including the monetary thresholds set forth in the guidelines. This matter is more fully discussed above under “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

Audit Fees

The following sets forth fees billed for the audit and other services provided by KPMG for fiscal years 2025 and 2024:

Fee Category	Fiscal 2025 Fees	Fiscal 2024 Fees
Audit Fees(1)	$2,963,000	$2,870,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
	$2,963,000	$2,870,000
(1) Audit fees consist of fees for the audit of our year-end financial statements included on our Annual Report on Form 10-K and for the review of the interim financial statement included in our Quarterly Reports on Form 10-Q. In addition, audit fees include those fees related to KPMG’s audit of the effectiveness of our internal controls over financial reporting pursuant to section 404 of the Sarbanes-Oxley Act, audits of significant acquisitions under Rule 3-14, the review of SEC registration statements and other filings, and the issuance of comfort letters and consents.
(2) Audit-related fees consist of fees for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of our financial statements that are not reported in the audit fees line.
(3) Tax fees consist of fees for professional services for tax compliance, tax advice and/or tax planning for the Company.
(4) All other fees consist of the fees for products and services provided by KPMG, other than services reported in audit fees, audit-related fees or tax fees.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by the Company’s independent auditor, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more Audit Committee members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. All services rendered by KPMG in the year ended December 31, 2025 were pre-approved by the Audit Committee.

PART IV

Item 15.        Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)    Financial Statements. The consolidated financial statements of the Company, as listed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 27, 2026, are included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 27, 2026.

(2)    Financial Statement Schedules. The financial statement schedules of the Company, as listed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 27, 2026, are included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 27, 2026.

(3)    Exhibits. See the Exhibit List beginning of page 37 of this Amendment.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2026.

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
Filed as Exhibit 4.17 to Registrant’s Registration Statement on Form S-3 (File No. 333-282531) filed on October 7, 2024.
4.18	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.19	Warrant Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.20	Registration Rights Agreement, dated March 8, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed May 5, 2022.
4.21	Warrant Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.22	Registration Rights Agreement, dated June 16, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-33824) filed August 4, 2023
4.23	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.20 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.
10.1†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed September 29, 2023
10.2†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.3†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.4†	Second Amendment to the Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-33824) filed June 10, 2022.

10.5†	Third Amendment to the Second Amended and Restated 2009 Equity Participation Plan	Incorporated by reference to Exhibit 10.1 of Kennedy-Wilson Holdings, Inc.’s current report on Form 8-K (File No. 001-33824) filed on June 5, 2025
10.6†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.7†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.8†	Form of Carried Interest Award Letter Agreement	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33824) filed on January 31, 2025.
10.9†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023.
10.10†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed September 29, 2023
10.11†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson, Inc. and In Ku Lee	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-33824) filed May 9, 2024
10.12†	Employment Agreement dated September 29, 2023 between Kennedy-Wilson UK Limited and Michael Pegler	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-33824) filed May 8, 2025
10.13†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.14†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.15†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.16†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed May 9, 2024
10.17†	Form of Return on Invested Assets Performance-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed May 9, 2024
10.18†	Form of Time-Based Employee Restricted Stock Unit Award Agreement	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 16, 2024.
10.19	Securities Purchase Agreement, dated October 17, 2019 between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.20	4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated February 23, 2022, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed February 23, 2022
10.21
Amendment No. 1 to the 4.75% Series B Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.22	6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 4, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed June 5, 2023

10.23
Amendment No. 1 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated June 16, 2023, by and among the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.
Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No 001-33824) filed August 4, 2023
10.24
Amendment No. 2 to the 6.00% Series C Cumulative Perpetual Preferred Stock and Warrant Purchase Agreement, dated December 6, 2023, between Kennedy-Wilson Holdings, Inc. and the purchasers named therein
Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No 001-33824) filed December 6, 2023
10.25
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
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed September 13, 2024.
10.26
First Amendment, dated as of February 16, 2026, to Third Amended and Restated Credit Agreement dated as of September 12, 2024, by and among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent.
Filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K (001-33824) filed February 17, 2026.
10.27
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
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed May 6, 2022.
10.28	Letter Agreement, dated August 3, 2022, by and among Kennedy-Wilson Holdings, Inc., Quinton Heights, LLC and Security Benefit Life Insurance Company.	Filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q (File No. 001-33824) filed August 5, 2022.
19.1	Policy on Insider Information and Insider Trading	Filed as Exhibit 19.1 to Registrant’s Annual Report on Form 10-K filed February 28, 2025.
21	List of Subsidiaries	Filed as Exhibit 21 to Registrant’s Annual Report on Form 10-K filed February 27, 2026.
23.1	Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23.1 to Registrant’s Annual Report on Form 10-K filed February 27, 2026.
23.2	Consent of Independent Auditors	Filed as Exhibit 23.2 to Registrant’s Annual Report on Form 10-K filed February 27, 2026.
24.1	Power of Attorney (included on signature page).	Filed as Exhibit 24.1 to Registrant’s Annual Report on Form 10-K filed February 27, 2026.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
97	Kennedy-Wilson Holdings, Inc. Amended and Restated Compensation Recovery Policy	Filed as Exhibit 97 to Registrant’s Annual Report on Form 10-K filed February 22, 2024.

99.1	Separate financial statements of Vintage Housing Holdings, LLC as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934	Filed as Exhibit 99.1 to Registrant’s Annual Report on Form 10-K filed February 27, 2026.
101	The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements, (vi) Schedule III - Real Estate and Accumulated Depreciation and (vii) Schedule IV - Loans.	Filed with Registrant’s Annual Report on Form 10-K filed February 27, 2026.
__________
†    Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.