Form 10-Q
period 2026-03-31
Kennedy-Wilson Holdings, Inc.
filed 2026-05-06
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 4, 2026 was 139,303,275.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
    “Adjusted EBITDA” represents net income (loss) before interest expense, loss (gain) on early extinguishment of debt, our share of interest expense included in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in unconsolidated investments, preferred dividends, provision for (benefit from) income taxes, our share of taxes included in unconsolidated investments, share-based compensation expense for the Company, and EBITDA attributable to noncontrolling interests. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures and Reconciliations” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

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

“Carried interests” relates to allocations to the Company of our co-investments that it invests in and manages based on the cumulative performance of the fund or investment vehicle, as applicable, and are subject to preferred return thresholds of the limited partners.

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
“KWH,” "KW," “Kennedy Wilson,” the "Company," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries.
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

iii

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$184.6	$184.5
Accounts receivable, net (including $13.6 and $8.5 of related party)	36.6	38.8
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $993.5 and $991.3)	4,187.0	3,997.4
Unconsolidated investments (including $1,741.6 and $1,789.9 at fair value)	2,032.9	2,047.7
Loan purchases and originations, net of allowance for credit losses	189.9	203.3
Other assets, net	216.4	150.8
Total assets(1)	$6,847.4	$6,622.5

Liabilities
Accounts payable	$5.7	$10.0
Accrued expenses and other liabilities	501.8	531.6
Mortgage debt	2,630.8	2,437.7
KW unsecured debt	2,154.5	2,069.8
Total liabilities(1)	5,292.8	5,049.1

Equity
Preferred stock 1,000,000 shares authorized, Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of March 31, 2026 and December 31, 2025, Series B cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 300,000 shares outstanding as of March 31, 2026 and December 31, 2025 and Series C cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 200,000 shares outstanding as of March 31, 2026 and December 31, 2025	789.7	789.7
Common stock, $0.0001 par value per share, 200,000,000 authorized, 139,303,275 and 137,908,004 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,717.6	1,724.8
Accumulated deficit	(597.3)	(594.3)
Accumulated other comprehensive loss	(392.5)	(385.1)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,517.5	1,535.1
Noncontrolling interests	37.1	38.3
Total equity	1,554.6	1,573.4
Total liabilities and equity	$6,847.4	$6,622.5

(1) The assets and liabilities as of March 31, 2026 include $96.6 million (including cash held by consolidated investments of $3.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $72.5 million) and $5.8 million (including investment debt of $1.0 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2025 include $97.9 million (including cash held by consolidated investments of $3.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $74.4 million) and $5.3 million, respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Rental	$84.8	$97.3
Investment management fees (includes $23.0 and $15.6 of related party fees)	27.8	25.0
Loan	4.5	5.8
Other	0.1	0.2
Total revenue	117.2	128.3

Income from unconsolidated investments
Principal co-investments	58.2	19.6
Carried interests	0.3	(8.2)
Total income from unconsolidated investments	58.5	11.4

Gain (loss), net on sale and consolidation of real estate	5.5	(0.8)

Expenses
Rental	34.0	38.1
Compensation and related (including $4.6 and $6.3 of share-based compensation)	33.1	26.9
Carried interests compensation	—	(2.7)
General and administrative	10.4	10.4
Depreciation and amortization	32.2	34.1
Total expenses	109.7	106.8
Interest expense	(59.2)	(61.4)
Loss on early extinguishment of debt	(0.3)	—
Other income (loss)	1.0	(5.2)
Income (loss) before benefit from income taxes	13.0	(34.5)
Benefit from income taxes	11.5	4.9
Net income (loss)	24.5	(29.6)
Net loss (income) attributable to the noncontrolling interests	0.1	(0.3)
Preferred dividends	(10.9)	(10.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.7	$(40.8)
Basic earnings (loss) per share
Earnings (loss) per share	$0.10	$(0.30)
Weighted average shares outstanding	138,597,380	137,745,032
Diluted earnings (loss) per share
Earnings (loss) per share	$0.10	$(0.30)
Weighted average shares outstanding	139,210,301	137,745,032
Dividends declared per common share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$24.5	$(29.6)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(16.7)	26.6
Amounts reclassified from AOCI	(1.6)	—
Unrealized foreign currency derivative contracts gain (loss)	10.8	(11.9)
Total other comprehensive (loss) income for the period	(7.5)	14.7

Comprehensive income (loss)	17.0	(14.9)
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(0.5)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$17.1	$(15.4)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2025	800,000	$789.7	137,908,004	$—	$1,724.8	$(594.3)	$(385.1)	$38.3	$1,573.4
Restricted stock grants	—	—	2,506,309	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(1,111,038)	—	(11.8)	—	—	—	(11.8)
Share-based compensation	—	—	—	—	4.6	—	—	—	4.6
Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(16.7)		(16.7)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	10.8	—	10.8
Unrealized gain on interest rate swaps, net of tax							(1.5)	—	(1.5)
Common stock dividends	—	—	—	—	—	(16.7)	—	—	(16.7)
Preferred stock dividends	—	—	—	—	—	(10.9)	—	—	(10.9)
Net income (loss)	—	—	—	—	—	24.6	—	(0.1)	24.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at March 31, 2026	800,000	$789.7	139,303,275	$—	$1,717.6	$(597.3)	$(392.5)	$37.1	$1,554.6

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

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$24.5	$(29.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of real estate, net	(5.5)	0.8
Depreciation and amortization	32.2	34.1
Above/below market and straight-line rent amortization	(2.1)	0.1
Uncollectible lease income	0.1	0.2
Accretion of discount on loans receivable	(0.2)	(2.9)
Provision for credit losses	—	0.5
Benefit from deferred income taxes	(13.3)	(7.1)
Amortization of deferred loan costs	3.1	2.7
Amortization of discount and accretion of premium on issuance of senior notes and mortgage debt	0.1	4.2
Unrealized net (gain) loss on derivatives	(7.0)	4.4
Income from unconsolidated investments	(58.5)	(11.4)
Operating distributions from unconsolidated investments	16.3	16.0
Deferred compensation	1.6	(0.2)
Share-based compensation	4.6	6.3
Change in assets and liabilities:
Accounts receivable	(4.1)	4.1
Other assets	(3.0)	(7.1)
Accounts payable, accrued expenses and other liabilities	(76.7)	(67.0)
Net cash used in operating activities	(87.9)	(51.9)
Cash flows from investing activities:
Proceeds from collection of loans receivable	21.6	24.1
Issuance and acquisition of loans receivable, net of discounts	(14.4)	(9.1)
Net proceeds from sale of consolidated real estate	103.4	13.1
Purchases of real estate	(38.3)	(25.7)
Capital expenditures to real estate	(9.5)	(7.8)
Payments for business acquired, net of cash acquired	(8.0)	—
Premiums paid on derivative contracts	(1.0)	(2.1)
Distributions from unconsolidated investments	52.1	6.4
Contributions to unconsolidated investments	(24.7)	(21.8)
Net cash provided by (used in) investing activities	81.2	(22.9)
Cash flows from financing activities:
Borrowings under line of credit	195.0	170.0
Repayment of line of credit	(109.3)	—
Borrowings under mortgage debt	57.1	—
Repayment of mortgage debt	(89.3)	(4.8)
Payment of deferred loan costs	(1.5)	—
Repurchase and retirement of common stock	(11.8)	(6.7)
Common dividends paid	(16.7)	(18.3)
Preferred dividends paid	(10.9)	(10.9)
Loan receivable proceeds received from equity partners	(2.1)	90.5
Distributions to noncontrolling interests	(1.1)	(1.0)
Net cash provided by financing activities	9.4	218.8
Effect of currency exchange rate changes on cash and cash equivalents	(2.6)	(4.9)
Net change in cash and cash equivalents(1)	0.1	139.1
Cash and cash equivalents, beginning of period	184.5	217.5
Cash and cash equivalents, end of period	$184.6	$356.6
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Cash paid for:
Interest(1)	$82.4	$78.2
Income taxes	0.3	1.8

Cash received from consolidated and unconsolidated asset sales and loan repayments, net	116.3	43.4
Cash received on interest rate hedges	1.5	3.0
(1) $0.2 million and $0.3 million attributable to noncontrolling interests for the three months ended March 31, 2026 and 2025, respectively.

    As of March 31, 2026 and December 31, 2025, the Company had $81.2 million and $88.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties and on our loan investments.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025

Accrued capital expenditures	$5.5	$2.2
Common dividends declared but not paid on common stock	16.7	16.6
Preferred dividends declared but not paid on preferred stock	10.9	10.9
During the three months ended March 31, 2026, the Company completed a deed-in-lieu transaction with respect to a bridge loan secured by an office property in Northern California. The Company held the loan with a partner and will now account for the investment as an unconsolidated investment in the underlying real estate. The Company's share of the loan was $7.3 million, which was accounted for as an increase in unconsolidated investments and corresponding decrease to loan purchases and originations. No gain or loss was recognized as the par value of the loan approximates the fair value of the real estate.

During the three months ended March 31, 2025, the Company completed a deed-in-lieu transaction with respect to a bridge loan secured by a retail center in Southern California. The Company held the loan with a partner and will now account for the investment as an unconsolidated investment in the underlying real estate. The Company's share of the loan was $14.4 million, which was accounted for as an increase in unconsolidated investments and corresponding decrease to loan purchases and originations. No gain or loss was recognized as the par value of the loan approximates the fair value of the real estate.

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
    Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2026 and 2025 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2026. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.
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
Loan income from investments in performing loans which Kennedy Wilson originates or acquires are recognized at the stated interest rate plus any amortization of premiums/discounts or fees earned on the loans. Loan income from investments in loans acquired at a discount are recognized using the effective interest method. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan. The Company has evaluated its loan portfolio under ASC Subtopic 326, Financial Instruments - Credit Losses, for current expected credit losses ("CECL") reserves. CECL reserves reflect the Company's current estimate of potential credit losses related to loans included in the Company's consolidated balance sheets. Changes to the CECL reserve are recognized through the Company's consolidated statements of operations. While ASC Subtopic 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions.
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
The Company is involved in all stages of real estate ownership, including development. Once a project is in development, consistent with ASC Topic 360, Property, Plant, and Equipment, costs including interest and real estate taxes and associated costs directly related to the project under development, are capitalized. During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, and constructing the project. Once a project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest and associated costs, are expensed as incurred.

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

In addition, the Company elected the fair value option for 71 investments in unconsolidated co-investment entities. These 71 co-investments are structured as limited liability companies and limited partnerships with one partner and function under a collaborative decision-making structure and the Company owns a weighted average ownership of approximately 37% of the equity investment in such co-investment investments. The Company elected to record these 71 co-investments at fair value in order to report the change in value in the underlying investments in the results of its current operations in a fashion consistent with its investments in certain commingled funds, as described above.

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

At the end of each reporting period, the Company calculates the carried interest that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interests to reflect either (a) positive performance resulting in an increase in the carried interest to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as income from unconsolidated investments, resulting in a negative adjustment to carried interests to the general partner or asset manager. As of March 31, 2026 and December 31, 2025, the Company has $24.8 million and $25.8 million of accrued carried interests recorded to unconsolidated investments that are subject to future adjustments based on the underlying performance of investments. The amount of the Company’s non-cash carried interest accrual adjustments recorded from its Funds and the 71 co-investments for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Funds	$(0.1)	$(5.3)
Co-investments	0.4	(2.9)
Total	$0.3	$(8.2)
Carried interests compensation is recorded in the same period that the related carried interests are recorded and can be reversed during periods when there is a reversal of carried interests that were previously recorded. As of March 31, 2026 and December 31, 2025, the Company has $6.6 million and $6.9 million, respectively, of accrued carried interests compensation recorded to accrued expenses and other liabilities that are subject to future adjustments based on the underlying performance of investments. The Company did not pay any carried interest compensation for any of the periods presented.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

    FOREIGN CURRENCIES — The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling ("GBP"). Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
    Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchange rates may have a significant impact on the results of the Company's operations. In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (euro and the GBP) of certain of its wholly-owned and consolidated subsidiaries. KWE has also entered into currency derivative contracts to manage its exposure to euro to GBP currency fluctuations. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
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
    RECENT ACCOUNTING PRONOUNCEMENTS
    For information regarding accounting standards that the Company adopted during the periods presented, see note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company did not adopt any new accounting standards during the three months ended March 31, 2026.
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on our consolidated financial statement disclosures.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
    The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2026 and December 31, 2025:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	March 31,	December 31,
(Dollars in millions)	2026	2025
Land	$1,005.0	$992.3
Buildings	3,526.6	3,345.3
Building improvements	409.2	409.0
In-place lease values	239.7	242.1
	5,180.5	4,988.7
Less accumulated depreciation and amortization	(993.5)	(991.3)
Real estate and acquired in-place lease values, net of accumulated depreciation and amortization	$4,187.0	$3,997.4
    Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years.

Acquired in-place lease values are recorded at their estimated fair value and amortized over their respective weighted-average lease term which was 6.6 years at March 31, 2026.
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
During the three months ended March 31, 2026, Kennedy Wilson acquired the remaining 50% ownership interest in an office building in Dublin, Ireland it did not previously own for a purchase price of $18.3 million. Subsequent to the acquisition, the Company now owns and has consolidated its 100% interest in the property, which resulted in an acquisition-related gain of $15.6 million which is recorded as part of gain (loss), net on sale of real estate and consolidations. Additionally, during the three months ended March 31, 2026, the Company also acquired two assets in its multifamily development platform for $21.8 million.
    Gain (Loss) on Sale of Real Estate, Net
During the three months ended March 31, 2026, Kennedy Wilson recognized a loss of $10.1 million on the sale of a non-core office property in the United Kingdom.
During the three months ended March 31, 2025, Kennedy Wilson recognized loss on sale of real estate, net of $0.8 million. This includes a gain on the sale of a non-core commercial asset in the United Kingdom for $2.3 million, which is offset with an impairment loss of $3.1 million relating to a non-core Italian office assets that the Company subsequently sold.
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
    The following table summarizes the minimum lease payments due from the Company's customers on leases with lease periods greater than one year at March 31, 2026:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Revenues(1)
2026 (remainder)	$73.1
2027	97.9
2028	84.8
2029	68.9
2030	52.2
Thereafter	123.5
Total	$500.4
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2026:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$761.4	$94.0	$118.2	$89.6	$245.4	$1,308.6
Ireland	377.5	118.0	—	2.7	—	498.2
United Kingdom	14.2	165.9	—	30.0	16.0	226.1
Total	$1,153.1	$377.9	$118.2	$122.3	$261.4	$2,032.9
    The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2025:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$766.1	$87.5	$118.7	$91.3	$246.6	$1,310.2
Ireland	350.2	154.8	—	2.8	—	507.8
United Kingdom	14.5	167.6	—	31.4	16.2	229.7
Total	$1,130.8	$409.9	$118.7	$125.5	$262.8	$2,047.7
    During the three months ended March 31, 2026, there were $68.4 million of distributions from unconsolidated investments, which are discussed below but primarily consist of the sale of two multifamily properties in the Western United States and the conversion of a property within VHH from a development asset to an operating asset. The Company made $23.8 million of contributions to new and existing unconsolidated investments primarily for investments in the Multifamily Development platform including the third and final close of properties acquired from Toll Brothers during the quarter. During the three months ended March 31, 2026, the Company had $58.5 million of income from unconsolidated investments (which includes fair value movements), including a $5.4 million decrease related to foreign exchange movements. There was a $18.5 million decrease related to other items, which was primarily due to the Company's acquisition of its partners' equity interest in an office building in Dublin, Ireland that is now consolidated which decreased unconsolidated investments by $34.7 million. This was offset by (i) the capitalization of a wholly-owned multifamily development asset in Boston, Massachusetts with a partner through the sale of a portion of the Company's equity interest in such asset which deconsolidated the asset and increased unconsolidated investments $8.9 million; and (ii) completion of a deed-in-lieu transaction on a bridge

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
loan on an office property in Northern California that is now treated as an unconsolidated investment in the underlying real estate in which the Company's share of the loan was $7.3 million from Loan receivable on the Company's balance sheet.
    As of March 31, 2026 and December 31, 2025, $1,741.6 million and $1,789.9 million, respectively, of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Distributions from Joint Ventures
    The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2026:

	Multifamily		Commercial		Funds		Residential, Hotel and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$7.1	$48.9	$2.5	$—	$0.5	$1.7	$—	$1.5	$10.1	$52.1
Ireland	2.6	—	3.3	—	—	—	—	—	5.9	—
United Kingdom	—	—	—	—	—	—	0.3	—	0.3	—
Total	$9.7	$48.9	$5.8	$—	$0.5	$1.7	$0.3	$1.5	$16.3	$52.1
Operating distributions resulted from operating cash flow generated by the joint venture investments that have been distributed to the Company. Investing distributions related to: (i) sale of equity interest in two multifamily properties in the Western United States; (ii) the conversion of a property from development to operating in the VHH platform, (iii) the sale of an office building and an industrial building within a commingled fund and (iv) the redemption of our interests in certain hedge funds.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recorded by Kennedy Wilson during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Income from unconsolidated investments - operating performance	$12.3	$10.7
Income from unconsolidated investments - realized gains from cost basis investments	0.4	—
Income from unconsolidated investments - fair value	45.5	8.9
Loss from unconsolidated investments - carried interests Funds	(0.1)	(5.3)
Income (loss) from unconsolidated investments - carried interests co-investments	0.4	(2.9)
	$58.5	$11.4

The increase in income from unconsolidated investments related to the growth of the co-investments in recent periods from acquisitions and the recapitalization of investments from the Company's Consolidated portfolio. The realized gain on cost basis investments was due to the recapitalization with new equity partners of a recently acquired Multifamily Development asset at a higher valuation than the purchase price it was originally acquired at.

During the three months ended March 31, 2026, the Company recorded fair value increases with respect to: (i) its global market rate and affordable multifamily properties and (ii) fair value gains on fixed rate debt and interest rate caps due to increases in interests rates during the period.

During the three months ended March 31, 2026, the Company recorded a $0.1 million decrease in the accrual for carried interests in our Funds and a $0.4 million increase in carried interests on certain separate account platforms that hold multifamily assets in Ireland driven by fair value increases due to rental cap adjustments above. As of March 31, 2026, the Company’s net accrued carried interests totaled $24.8 million.

During the three months ended March 31, 2025, the Company recorded fair value increases with respect to (i) non-cash fair value gains on multifamily assets in Western United States and Ireland from increased NOI at the properties (ii) fair

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
value increases on VHH due to increases in NOI as well and (iii) foreign exchange gains as euro and GBP increased in value in relation to the dollar in the current period. These fair value increases were offset by (i) fair value decrease at an Irish office asset as its lease up period pushes out and decreases in expected market rents; and (ii) fair value decreases associated with mortgages on our co-investments as lower cost mortgages move closer to maturity dates.

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

Vintage Housing Holdings

    As of March 31, 2026 and December 31, 2025, the carrying value of the Company's investment in VHH was $391.6 million and $388.7 million, respectively. For the three months ended March 31, 2026, VHH had distributions of $10.2 million and equity income pickup of $10.3 million, which included $7.6 million relating to fair value adjustments. The increase in the current period primarily relates to an increase in NOI at the properties for first quarter 2026 as compared to first quarter 2025. As of March 31, 2026, VHH totaled 13,195 units including 1,955 units under development.
Capital Commitments
    As of March 31, 2026, Kennedy Wilson had unfulfilled capital commitments totaling $267.9 million to twelve of its unconsolidated joint ventures, including $21.2 million relating to the Funds, under their respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2026:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,741.6	$1,741.6
Net currency derivative contracts	—	(15.1)	—	(15.1)
Total	$—	$(15.1)	$1,741.6	$1,726.5
    The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2025:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,789.9	$1,789.9
Net currency derivative contracts	—	(34.6)	—	(34.6)
Total	$—	$(34.6)	$1,789.9	$1,755.3
Unconsolidated Investments
    Kennedy Wilson elected to use the fair value option for 71 unconsolidated co-investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $1,619.3 million and $1,664.4 million at March 31, 2026 and December 31, 2025, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
    Additionally, Kennedy Wilson records its investments in its Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $122.3 million and $125.5 million at March 31, 2026 and December 31, 2025, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. See Note 4 for more information on the fluctuations for these investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As of March 31, 2026, there were cumulative fair value gains on investments held of $466.0 million.
    In estimating the fair value of real estate held by the Funds and the 71 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.
The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning balance	$1,789.9	$1,884.4
Unrealized and realized gains	67.2	32.7
Unrealized and realized losses	(8.8)	(30.3)
Contributions	4.6	18.5
Distributions	(64.5)	(18.7)
Foreign exchange	(12.1)	24.8
Other	(34.7)	(0.3)
Ending balance	$1,741.6	$1,911.1
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

Ongoing macroeconomic conditions, such as, but not limited to, uncertainty and volatility of debt and equity markets driven by changing tariff policies, elevated levels of inflation and interest rates, banks', and other financial institutions', ability and willingness to lend, and the ongoing military conflicts around the world, continue to fuel recessionary fears and create volatility in our business results and operations. Any prolonged downturn in the financial markets or a recession, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the three months ended March 31, 2026 and future periods.
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
The Company's investment in Zonda that is accounted for at fair value and is valued using a multiple on trailing twelve month EBITDA.
The table below describes the range of unobservable inputs for real estate assets as of March 31, 2026:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.15% —6.50%	8.15% — 8.50%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	NA	16.25% — 18.25%
Multifamily - Market Rate	Income approach - direct capitalization	4.50% — 6.60%	N/A
Office	Income approach - discounted cash flow	5.15% — 8.00%	7.50% — 9.50%
	Income approach - direct capitalization	5.60% — 10.00%	N/A
Industrial	Income approach - discounted cash flow	5.25% — 6.25%	6.25% — 8.00%
	Income approach - direct capitalization	4.00% — 9.50%	N/A
Hotel	Income approach - discounted cash flow	5.50%	9.00%
    In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, credit quality of investment entities and market interest rates and spreads as well as market loan-to-value ratios relative to the Company's debt instruments. The credit spreads used by Kennedy Wilson to value floating rate indebtedness range from 2.00% to 3.90%, while the market rates used to value fixed rate indebtedness range from 4.40% to 9.40%.
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
Currency Derivative Contracts
    Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2026, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
    The fair value of the currency derivative contracts held as of March 31, 2026 and December 31, 2025 are included in other assets, net for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheets.
    The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2026 and the activity during the three months ended March 31, 2026.

(Dollars, Euros and British Pound Sterling in millions)			March 31, 2026		Three Months Ended March 31, 2026
Currency Hedged	Underlying Currency	Notional	Hedge Assets	Hedge Liabilities	OCI (Losses) Gains		Income Statement Losses	Interest Expense	Cash Paid
Outstanding
EUR	USD	€305.0	$1.0	$14.5	$—		$3.1	$0.5	$—
EUR(1)	GBP	€40.0	—	0.8	—		—	—	—
EUR(1)	GBP	€300.0	2.3	—	(2.3)		—	1.6	—
EUR(2)	GBP		—	—	2.2		—	—	—
GBP	USD	£537.0	5.4	8.5	14.1		1.3	(0.3)	—
Total Outstanding			8.7	23.8	14.0		4.4	1.8	—

Settled
GBP	USD		—	—	0.8		—	—	(1.0)
Total Settled			—	—	0.8		—	—	(1.0)
Total			$8.7	$23.8	$14.8	(3)	$4.4	$1.8	$(1.0)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to the amount outstanding denominated in euro on the Company's revolving line of credit
(3) Excludes deferred tax expense of $4.0 million.

    The amounts recorded through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.
The currency derivative contracts discussed above are offset by foreign currency translation of the Company's foreign net assets. For the three months ended March 31, 2026, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $17.0 million. As of March 31, 2026, the Company has hedged 94% of the net asset carrying value of its euro denominated investments and 77% of the net asset carrying value of its GBP denominated investments. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Interest Rate Derivatives

    The Company has interest rate swaps and caps to hedge its exposure to rising interest rates. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value gains of $3.7 million for the three months ended March 31, 2026. Certain of the Company's unconsolidated investments have interest rate caps, which resulted in a $0.8 million gain recorded in principal co-investments. The Company recognized a $2.0 million gain on an interest rate swap that was previously recognized through other comprehensive income during the three months ended March 31, 2026 as the underlying mortgage that was hedged was paid off. Changes in the value of interest rate swaps and caps that are undesignated are recorded to other income and had fair value losses of $1.5 million for the three months ended March 31, 2025. Some of the Company's unconsolidated investments have interest rate caps, which resulted in a $0.2 million loss through principal co-investments for the three months ended March 31, 2025.

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
    Debt liabilities are accounted for at face value plus net unamortized debt premiums/discounts and any fair value adjustments as part of business combinations. The fair value as of March 31, 2026 and December 31, 2025 for the mortgage debt and Kennedy Wilson unsecured debt were estimated to be approximately $4.7 billion and $4.4 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $4.8 billion and $4.5 billion at March 31, 2026 and December 31, 2025, respectively. The inputs used to value the Company's mortgage debt and Kennedy Wilson unsecured debt are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—LOANS
The Company's global debt platform consists of two portfolios: the Company's construction lending portfolio and the Company's bridge loan portfolio.
Within its construction loan portfolio, the Company focuses on originating senior loans to high quality sponsors secured primarily by new market-rate apartment or student housing properties across the United States. The current outstanding balance of commitments totals $3.6 billion (Kennedy Wilson share of $119.3 million). As of March 31, 2026, Kennedy Wilson had unfulfilled capital commitments totaling $129.0 million to its loan portfolio.
The Company's bridge loan portfolio includes loans secured by multifamily, office, retail, industrial and hotel assets in the Western United States and United Kingdom. It also includes certain mezzanine loans that are fixed rate with maturities of 5 to 15 years and are secured by office or multifamily properties in the Western United States.
The Company has loan purchases and originations outstanding of $189.9 million and $203.3 million at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025 the Company had loan income of $4.5 million and $5.8 million, respectively. During the three months ended March 31, 2026, the Company also completed a deed-in-lieu transaction on an office asset in its bridge loan portfolio that had a $7.3 million loan balance at the Company's share. The Company did not recognize any gain or loss as the fair value of the underlying real estate approximated the loan balance.
For the three months ended March 31, 2026, the Company did not record a credit loss reserve, and for the three months ended March 31, 2025, the Company recorded a $0.5 million credit loss reserve, respectively, in other income. See Note 2 for more detail on CECL reserves.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7—OTHER ASSETS, NET
    Other assets consist of the following:

(Dollars in millions)	March 31, 2026	December 31, 2025
Straight line rent receivable	$34.7	$34.0
Goodwill	23.9	23.9
Interest rate caps and swaps	5.1	4.1
Prepaid expenses	12.0	12.3
Hedge assets	8.7	3.7
Deferred taxes, net	5.4	5.5
Right of use asset, net	67.6	9.0
Leasing commissions, net of accumulated amortization of $17.3 and $16.9 at March 31, 2026 and December 31, 2025, respectively	6.9	7.6
Furniture and equipment net of accumulated depreciation of $22.2 and $22.3 at March 31, 2026 and December 31, 2025, respectively	4.7	4.8
Above-market leases, net of accumulated amortization of $38.6 and $39.2 at March 31, 2026 and December 31, 2025, respectively	1.5	0.9
Customer relationships/platform value	13.7	11.3
Other	32.2	33.7
Other assets, net	$216.4	$150.8
Depreciation and amortization expense related to the above depreciable assets were $1.8 million and $6.3 million at March 31, 2026 and December 31, 2025, respectively.

Right of use asset, net

    The Company, as a lessee, has ten office leases and two ground leases, which qualify as operating leases, with remaining lease terms of 1 to 233 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset. The increase during the three months ended March 31, 2026 is due to a 99 year ground lease on a new multifamily development that was acquired in Southern California.

    The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2026 (remainder)	$2.2
2027	2.7
2028	3.2
2029	3.8
2030	3.9
Thereafter	837.9
Total undiscounted rental payments	853.7
Less imputed interest	(786.1)
Right of use asset, net	$67.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8—MORTGAGE DEBT
    The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2026 and December 31, 2025:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2026	December 31, 2025
Multifamily(1)	Western U.S.	$1,542.2	$1,510.8
Commercial(1)	United Kingdom	461.2	521.3
Commercial(1)	Ireland	205.3	210.1
Commercial	Western U.S.	434.9	209.1
Mortgage debt (excluding loan fees)(1)		2,643.6	2,451.3
Unamortized loan fees		(12.8)	(13.6)
Total Mortgage Debt		$2,630.8	$2,437.7
(1) The mortgage debt balances include unamortized debt discount. Debt discount represents the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized as an increase of interest expense for discounts and a reduction of interest expense for premiums over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of March 31, 2026 and December 31, 2025 was $1.1 million and $1.1 million, respectively.
    The Company's consolidated mortgage debt had a weighted average interest rate of 5.10% per annum as of March 31, 2026 and 4.86% as of December 31, 2025. Including the impact of the interest rate hedging strategy deployed by the Company through the use of interest rate caps and swaps, the weighted average effective interest rate is 4.9% as of March 31, 2026 and December 31, 2025. As of March 31, 2026, 74% of Kennedy Wilson's property level debt was fixed rate, 21% was floating rate with interest caps and swaps and 5% was floating rate without interest caps and swaps, compared to 70% of Kennedy Wilson's consolidated property level debt was fixed rate, 27% was floating rate with interest caps and swaps and 3% was floating rate without interest caps and swaps, as of December 31, 2025. The weighted average strike price on caps and maturity of Kennedy Wilson's variable rate mortgage debt is 2.94% and approximately 0.8 years, respectively, as of March 31, 2026.
Mortgage Loan Maturities
    The aggregate maturities of mortgage loans as of March 31, 2026, including amortization and the effects of any extension options, are as follows. In certain cases, extension options will only be granted after meeting certain lender loan covenants.

(Dollars in millions)	Aggregate Maturities
2026 (remainder)(1)	$689.9
2027	297.6
2028	400.4
2029	256.7
2030	262.7
Thereafter	737.4
2,644.7
Unamortized debt discount	(1.1)
Unamortized loan fees	(12.8)
Total Mortgage Debt	$2,630.8
(1) The Company is actively negotiating loan extensions and refinances with lenders on these loans.
    As of March 31, 2026, the Company was in compliance with all financial mortgage debt covenants. On August 6, 2025, a $60.0 million property-level, non-recourse loan, secured by a wholly-owned office building in Northern California, matured and has been in default. The Company is in discussions with the lender regarding a loan modification and/or extension.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9—KW UNSECURED DEBT
    The following table details KW unsecured debt as of March 31, 2026 and December 31, 2025:

(Dollars in millions)	March 31, 2026	December 31, 2025
Credit facility	$368.3	$284.7
Senior notes(1):
2029 Notes	601.0	601.0
2030 Notes	600.0	600.0
2031 Notes	601.1	601.2
KW unsecured debt	2,170.4	2,086.9
Unamortized loan fees	(15.9)	(17.1)
Total KW Unsecured Debt	$2,154.5	$2,069.8
(1) The senior notes balances include unamortized debt premiums. Debt premiums represent the difference between the fair value of debt and the principal value of debt issued and is amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt premium as of March 31, 2026 and December 31, 2025 was $2.1 million and $2.2 million, respectively.

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
    The Third A&R Facility has certain covenants as set forth in the Credit Agreement that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2026, the Company was in compliance with these covenants.
    As of March 31, 2026, the Third A&R Facility had $368.3 million outstanding with $181.7 million available to be drawn.
    The average outstanding borrowings under the Third A&R Facility was $390.3 million during the three months ended March 31, 2026.

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
The indentures governing the 2031 notes, 2030 notes, and 2029 notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 2031 notes, 2030 notes, and 2029 notes limit the ability of KWI and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2026, the maximum balance sheet leverage ratio was 1.45 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
    As of March 31, 2026, the Company was in compliance with all financial covenants.
NOTE 10—EQUITY
Dividend Distributions

Kennedy Wilson declared and paid the following cash distributions on its preferred and common stock:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock	$10.9	$10.9	$10.9	$10.9
Common Stock(1)	16.7	16.7	16.6	18.3
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
    Share-based Compensation
    During each of the three months ended March 31, 2026 and 2025, Kennedy Wilson recognized $4.6 million and $6.3 million of share-based compensation expense related to the amortization of grant date fair values of restricted stock grants.

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
    Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The restricted shares that vested during three months ended March 31, 2026 and 2025 were net-share settled. The total shares withheld during the three months ended March 31, 2026 and 2025 were 1,111,038 shares and 712,446 shares, respectively. During the three months ended March 31, 2026 and 2025, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $11.8 million and $6.7 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
    Accumulated Other Comprehensive (Loss) Income
    The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of taxes from December 31, 2025 to March 31, 2026:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2025	$(91.9)	$63.6	$1.6	$(26.7)
Unrealized (losses) gains, arising during the period	(17.0)	14.8	—	(2.2)
Amounts reclassified out of AOCI during the period, gross	—	—	(2.0)	(2.0)
Amounts reclassified out of AOCI during the period, tax	—	—	0.4	0.4
Deferred taxes on unrealized losses (gains), arising during the period	0.3	(4.0)	—	(3.7)
Noncontrolling interests	—	—	—	—
Balance at March 31, 2026	$(108.6)	$74.4	$—	$(34.2)
(1) Excludes $358.4 million of inception to date accumulated other comprehensive losses associated with noncontrolling interest holders of KWE that the Company was required to record as part of the KWE Transaction in October 2017.
NOTE 11—EARNINGS PER SHARE
Basic income (loss) per share is computed by dividing net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all potentially dilutive common shares. The dilutive effect of non-vested stock issued under share‑based compensation plans is computed using the treasury stock method. The dilutive effect of the cumulative preferred stock is computed using the if‑converted method.
     The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2026 and 2025:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2026	2025
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.7	$(40.8)

Weighted average shares outstanding for basic	138,597,380	137,745,032
Basic earnings (loss) per basic share	$0.10	$(0.30)
Weighted average shares outstanding for diluted(1)	139,210,301	137,745,032
Diluted earnings (loss) per diluted share	$0.10	$(0.30)
(1)For the three months ended March 31, 2026 and 2025, a total of 38,764,070 and 43,751,660 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as they are anti-dilutive.
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
    In addition to the Company's two primary business segments, the Company's has among other things, corporate overhead and unsecured corporate debt and preferred stock that is not allocated to either of its segments.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In addition, the Company manages real estate assets and loans for the Company's equity partner. In the Company's capacity as manager, it earns fees (including, without limitation, asset management fees, construction management fees, and/or acquisition and disposition fees) and carried interests.
The following tables summarize income activity by segment for the three months ended March 31, 2026 and 2025 and balance sheet data as of March 31, 2026 and December 31, 2025:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2026

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$84.8	$—	$84.8
Investment management fees	—	27.8	27.8
Loan	—	4.5	4.5
Total segment revenue	84.8	32.3	117.1

Income from unconsolidated investments
Principal co-investments	—	58.2	58.2
Carried interests	—	0.3	0.3
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	33.6	33.6
Income from unconsolidated investments	—	92.1	92.1

Loss on sale of real estate, net	5.5	—	5.5

Segment Expenses
Rental	34.0	—	34.0
Compensation and related	8.2	16.6	24.8
Carried interests compensation	—	—	—
General and administrative	3.2	5.6	8.8
Other (income) loss	(3.7)	0.2	(3.5)
Other segment items(1)	1.1	—	1.1
Total segment expenses	42.8	22.4	65.2

Segment Adjusted EBITDA	47.5	102.0	149.5

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.1
Compensation and related, corporate			(8.2)
General and administrative, corporate			(1.7)
Depreciation and amortization			(32.2)
Interest expense			(59.2)
Loss on early extinguishment of debt			(0.3)
Other loss, corporate			(2.5)
Benefit from income taxes			11.5
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(33.6)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			1.1
Net income			24.5
Net loss attributable to noncontrolling interests			0.1
Preferred dividends			(10.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$13.7
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$97.3	$—	$97.3
Investment management fees	—	25.0	25.0
Loans	—	5.8	5.8
Total segment revenue	97.3	30.8	128.1

Income from unconsolidated investments
Principal co-investments	—	19.6	19.6
Carried interests	—	(8.2)	(8.2)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	33.0	33.0
Income from unconsolidated investments	—	44.4	44.4

Loss on sale of real estate, net	(0.8)	—	(0.8)

Segment Expenses
Rental	38.1	—	38.1
Compensation and related	5.8	11.6	17.4
Carried interests compensation	—	(2.7)	(2.7)
General and administrative	3.3	5.2	8.5
Other loss	0.4	0.6	1.0
Other segment items(1)	2.2	(0.1)	2.1
Total segment expenses	49.8	14.6	64.4

Segment Adjusted EBITDA	46.7	60.6	107.3

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. Common Shareholders
Other revenue			0.2
Compensation and related, corporate			(9.5)
General and administrative, corporate			(1.9)
Depreciation and amortization			(34.1)
Interest expense			(61.4)
Other loss, corporate			(4.2)
Benefit from income taxes			4.9
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(33.0)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			2.1
Net loss			(29.6)
Net income attributable to noncontrolling interests			(0.3)
Preferred dividends			(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(40.8)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Three Months Ended March 31,
	2026	2025
Segment revenue	$117.1	$128.1
Other revenue	0.1	0.2
Total consolidated revenue	$117.2	$128.3

(Dollars in millions)	March 31, 2026	December 31, 2025
Total assets
Consolidated	$4,280.5	$4,200.4
Co-investment	2,222.8	2,251.0
Non-segment	344.1	171.1
Total assets	$6,847.4	$6,622.5
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
    During the three months ended March 31, 2026, the Company generated pre-tax book income of $13.0 million related to its global operations and recorded a tax benefit of $11.5 million, compared to an expected tax provision, based on the U.S. statutory tax rate, of $2.7 million. The difference between the recorded tax benefit and the expected tax expense is primarily related to a decrease to the valuation allowance recorded against the deferred tax asset on the Company’s outside basis difference in its investment in KWE.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
    The following consolidating financial information and condensed consolidating financial information include:
    (1) Condensed consolidating balance sheets as of March 31, 2026 and December 31, 2025; consolidating statements of operations for the three months ended March 31, 2026 and 2025, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
    (2) Elimination of entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
    Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2026 or 2025.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2026 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$20.0	$91.7	$72.9	$—	$184.6
Accounts receivable	—	0.2	26.2	10.2	—	36.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,171.6	3,015.4	—	4,187.0
Unconsolidated investments	—	15.4	701.4	1,316.1	—	2,032.9
Investments in and advances to consolidated subsidiaries	1,543.4	3,861.0	2,540.5	—	(7,944.9)	—
Loan purchases and originations, net of allowance for credit losses	—	0.3	169.2	20.4	—	189.9
Other assets, net	—	50.2	88.5	77.7	—	216.4
Total assets	$1,543.4	$3,947.1	$4,789.1	$4,512.7	$(7,944.9)	$6,847.4

Liabilities and equity
Liabilities
Accounts payable	$—	$0.3	$1.1	$4.3	$—	$5.7
Accrued expenses and other liabilities	25.9	248.9	80.9	146.1	—	501.8
Mortgage debt	—	—	846.1	1,784.7	—	2,630.8
KW unsecured debt	—	2,154.5	—	—	—	2,154.5
Total liabilities	25.9	2,403.7	928.1	1,935.1	—	5,292.8

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,517.5	1,543.4	3,861.0	2,540.5	(7,944.9)	1,517.5
Noncontrolling interests	—	—	—	37.1	—	37.1
Total equity	1,517.5	1,543.4	3,861.0	2,577.6	(7,944.9)	1,554.6
Total liabilities and equity	$1,543.4	$3,947.1	$4,789.1	$4,512.7	$(7,944.9)	$6,847.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2025 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$18.3	$94.0	$72.2	$—	$184.5
Accounts receivable	—	—	18.9	19.9	—	38.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,172.4	2,825.0	—	3,997.4
Unconsolidated investments	—	15.7	683.4	1,348.6	—	2,047.7
Investments in and advances to consolidated subsidiaries	1,561.0	3,891.6	2,559.6	—	(8,012.2)	—
Loan purchases and originations, net of allowance for credit losses	—	0.4	182.4	20.5	—	203.3
Other assets, net	—	42.5	86.0	22.3	—	150.8
Total assets	$1,561.0	$3,968.5	$4,796.7	$4,308.5	$(8,012.2)	$6,622.5

Liabilities
Accounts payable	$—	$0.7	$1.4	$7.9	$—	10.0
Accrued expenses and other liabilities	25.9	337.0	85.4	83.3	—	531.6
Mortgage debt	—	—	818.3	1,619.4	—	2,437.7
KW unsecured debt	—	2,069.8	—	—	—	2,069.8
Total liabilities	25.9	2,407.5	905.1	1,710.6	—	5,049.1

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,535.1	1,561.0	3,891.6	2,559.6	(8,012.2)	1,535.1
Noncontrolling interests	—	—	—	38.3	—	38.3
Total equity	1,535.1	1,561.0	3,891.6	2,597.9	(8,012.2)	1,573.4
Total liabilities and equity	$1,561.0	$3,968.5	$4,796.7	$4,308.5	$(8,012.2)	$6,622.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$60.3	$56.9	$—	$117.2

Income from unconsolidated investments	—	1.1	2.5	54.9	—	58.5

Gain on sale and consolidation of real estate	—	—	—	5.5	—	5.5

Total expenses	6.9	12.5	45.1	45.2	—	109.7

Income from consolidated subsidiaries	31.4	61.3	52.7	—	(145.4)	—
Interest expense	—	(28.6)	(10.5)	(20.1)	—	(59.2)
Loss on early extinguishment of debt	—	—	—	(0.3)	—	(0.3)
Other (loss) income	—	(2.5)	1.9	1.6	—	1.0
Income (loss) before benefit from (provision for) income taxes	24.5	18.8	61.8	53.3	(145.4)	13.0
Benefit from (provision for) income taxes	—	12.6	(0.5)	(0.6)	—	11.5
Net income	24.5	31.4	61.3	52.7	(145.4)	24.5
Net loss attributable to the noncontrolling interests	—	—	—	0.1	—	0.1
Preferred dividends	(10.9)	—	—	—	—	(10.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.6	$31.4	$61.3	$52.8	$(145.4)	$13.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Total revenue	$—	$—	$65.3	$63.0	$—	$128.3

Income (loss) from unconsolidated investments	—	1.4	(7.1)	17.1	—	11.4

Gain (loss), net on sale and consolidation of real estate	—	—	—	(0.8)	—	(0.8)

Total expenses	6.3	14.3	39.4	46.8	—	106.8

(Loss) income from consolidated subsidiaries	(23.3)	12.9	6.7	—	3.7	—
Interest expense	—	(25.6)	(11.3)	(24.5)	—	(61.4)
Other loss	—	(4.2)	(0.6)	(0.4)	—	(5.2)
(Loss) income before provision for income taxes	(29.6)	(29.8)	13.6	7.6	3.7	(34.5)
Benefit from (provision for) income taxes	—	6.5	(0.7)	(0.9)	—	4.9
Net (loss) income	(29.6)	(23.3)	12.9	6.7	3.7	(29.6)
Net income attributable to the noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Preferred dividends	(10.9)	—	—	—	—	(10.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(40.5)	$(23.3)	$12.9	$6.4	$3.7	$(40.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 2026 the Company has drawn $35.0 million on its revolving line of credit.

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

Company Overview

We are a real estate investment company as well as an investment manager with over $36.0 billion of Real Estate Assets Under Management (“AUM”) in high growth markets across the United States, the United Kingdom and Ireland. With an objective of generating strong long-term risk-adjusted returns for our shareholders and partners and drawing on over three decades of experience in identifying opportunities and building value through various market cycles, we primarily focus on (i) investing in the rental housing sector (both market rate and affordable units) and industrial properties; and (ii) originating, managing and servicing real estate loans (primarily senior construction loans secured by high quality multifamily and student housing properties that are being developed by institutional sponsors throughout the United States). In addition, as further described in this report, we recently expanded our rental housing platform through the acquisition of Toll Brothers, Inc.'s ("Toll Brothers") multifamily development platform and significantly adding to our nationwide development capabilities. We have recently focused on growing our investment management and co-investment platform whereby we invest a minority position (with the potential for carried interest) and earn our pro-rata share of income as well as asset management fees in our role as asset manager. During the three months ended March 31, 2026, our investment management platform generated a total of $27.8 million of asset management fees representing a growth of 11% over the same period in 2025.

For the three months ended March 31, 2026, our 324 employees managed our $36.0 billion of AUM, which includes a total of 78,778 multifamily units in which we hold ownership interest in (45,555 units and 1,965 single family units) or finance (31,258 units). Over the past several years, in line with our focus on the growth of our investments in housing and the continued execution of our capital recycling plan and our recent non-core asset disposition plan, our global investment portfolio has significantly evolved to be weighted heavily in equity and debt investments in the rental housing sector, specifically multifamily, both market rate and affordable, and student housing. The table below details key metrics and information of our global investment portfolio (in total and in each of our segments):

	Total	Consolidated	Co-Investments	Ownership(1)
AUM (billions)	$36.1	$14.3	$21.8	26%
	Rental Housing
Multifamily units - market rate(2)	32,360	7,862	24,498	45%
Multifamily units - affordable(2)	13,195	—	13,195	45%
Single family housing units	1,965	—	1,965	10%
	Real Estate Credit (primarily secured by Rental Housing Assets)
Real estate debt investments - 100% (billions)	$10.5	$—	$10.5	3%
	Industrial and Other Real Estate Investments
Industrial square feet (millions)(2)	12.6	—	12.6	18%
US Office square feet (millions)(2)	5.7	1.4	4.3	33%
Europe Office feet square feet (millions)(2)	3.7	2.6	1.1	75%
Retail square feet (millions)(2)	2.5	1.0	1.5	42%
Hotels(2)	1	—	1	35%
(1) Weighted-average ownership percentages.
(2) Includes amounts for properties that are stabilized, under development and unstabilized.

As of March 31, 2026, our global team, managed $36.0 billion of AUM (as noted above) of which $32.2 billion is operating properties and real estate loans (excluding development properties) which produced total revenue of $546.7 million ($170.0 million at KW's share) compared to $27.7 billion of operating properties as of March 31, 2025 with total revenue of

$477.5 million ($185.2 million at KW's share). In addition, as of March 31, 2026, we held interests in 124 real estate loans in our global debt platform, 90% of which have floating interest rates, with an average interest rate of 7.6% per annum, an unpaid principal balance of $5.1 billion ($202.8 million at KW's share) compared to 120 real estate loans, 86% of which had floating interest rates, with an average interest rates of 8.3% per annum, and an unpaid principal balance of $4.6 billion ($228.3 million at KW's share) during the same period in 2025. During the three months ended March 31, 2026, the Company also completed a total of $82.8 million of gross acquisitions and $250.5 million of loan investments (KW's ownership interest of 30.1% and 2.5%, respectively) and $411.4 million of gross dispositions and $268.3 million of loan repayments (KW's ownership interest of 54.4% and 5.0%, respectively).
Investment Approach
The following is our investment approach:
•Identify markets with an attractive investment landscape and the potential for growth
•Establish operating platforms in our target markets
•Develop local intelligence and create and maintain long-lasting relationships, primarily with financial institutions and the brokerage community
•Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term
•Acquire high quality assets, primarily through our investment management platform with strategic partners and funds that we manage
•Reposition assets to enhance cash flows post-acquisition
•Explore development opportunities or acquire development assets that fit within our overall investment strategy
•Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets
In order to help the user of the financial statements understand our company, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2026 dating back to 2022.

	Three Months Ended March 31,
($ in millions, except fee bearing capital and AUM which $ in billions)	2026	2025	2024	2023	2022
GAAP
Revenues	$117.2	$128.3	$136.4	$132.2	$124.7
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	13.7	(40.8)	26.9	(40.8)	34.8
Basic earnings (loss) per share of common stock	0.10	(0.30)	0.19	(0.30)	0..25
Diluted earnings (loss) per share of common stock	0.10	(0.30)	0.19	(0.30)	0.24
Non-GAAP(1)
Adjusted EBITDA	$141.8	$98.2	$203.2	$90.9	$160.1
% change	44%	(52)%	124%	(43)%	—%
Adjusted Net Income (Loss)	$50.5	$(0.7)	$70.5	$5.3	$85.4
Adjusted Net Income percentage change	(7,314)%	(101)%	1,230%	(94)%	—%
Non-cash fair value gains (loss)	$45.5	$8.9	$1.9	$2.4	$56.6
Non-cash carried interests increases (decreases)	$0.3	$(8.2)	$(16.4)	$(10.7)	$27.2
Consolidated NOI	$49.3	$57.0	$59.7	$70.8	$69.4
% change	(14)%	(5)%	(16)%	2%	—%
JV NOI	$51.2	$51.2	$44.2	$41.5	$38.7
% change	—%	16%	7%	7%	—%
Fee-bearing capital	$11.2	$8.7	$8.6	$6.0	$5.3
% change	29%	1%	43%	13%	—%
AUM	$36.0	$28.6	$24.5	$22.8	$20.5
% change	26%	17%	7%	11%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of March 31, 2026 and as of December 31, 2025 through 2022:

	March 31,	December 31,
(in millions)	2026	2025	2024	2023	2022
Cash and cash equivalents	$184.6	$184.5	$217.5	$313.7	$439.3
Total assets	6,847.4	6,622.5	6,961.1	7,712.1	8,271.8
Mortgage debt	2,630.8	2,437.7	2,597.2	2,840.9	3,018.0
KW unsecured debt	2,154.5	2,069.8	1,877.9	1,934.3	2,062.6
KWE unsecured bonds	—	—	309.8	522.8	506.4
Kennedy Wilson equity	1,517.5	1,535.1	1,601.2	1,755.1	1,964.0
Noncontrolling interests	37.1	38.3	34.8	43.3	46.4
Total equity	1,554.6	1,573.4	1,636.0	1,798.4	2,010.4
Common shares outstanding	139.3	137.9	137.4	138.7	137.8

The following table shows the historical U.S. federal income tax treatment of Company’s common stock dividend for the years ended December 31, 2025 through 2021:

	December 31,
	2025	2024	2023	2022	2021
Taxable Dividend	—%	100.00%	—%	37.81%	—%
Non-Taxable Return of Capital	100.00%	—%	100.00%	62.19%	100.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Proposed Take-Private

On February 16, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kona Bidco, LLC, a Delaware limited liability company (“Parent”), and Kona Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, collectively, the “Proposed Transactions”), and the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and a subsidiary of Parent (“Surviving Company”). The Proposed Transactions would result in a take-private pursuant to which, as further detailed below, certain affiliates of Fairfax Financial Holdings Limited, a corporation organized under the laws of Canada (“Fairfax”), and certain stockholders of the Company (collectively, the “Rollover Stockholders”) will own 100% of the equity interests of the Company and the Company would no longer be publicly traded. Please see below for additional information.

Year to Date Highlights

During the three months ended March 31, 2026, we achieved the following:

•Originated $250.5 million ($6.3 million at our share) of new senior construction loans through our debt investment platform
•Generated total investment management fees of $27.8 million, an increase of 11.2% as compared to the first three months of 2025
•Continued to see strength in our stabilized multifamily portfolio which saw same-property revenue growth of 1.5%, and same-property NOI growth of 2.0%
•Completed the final acquisition of a tranche of properties related to the Company's acquisition of Toll Brothers’ multifamily development platform, totaling four completed assets and one development asset for $68 million. KW has a 15% weighted-average ownership interest in these acquisitions
•Sold a UK office property for $103 million, which generated $42 million of cash to KW
•The Company sold two multifamily properties in the Pacific Northwest, two office properties in Northern California, one industrial property in the Mountain West, and certain real estate from its non-core residential holdings for a combined total of $308 million, of which KW's share was $121 million
•Acquired our partner's 50% equity interest in an Irish office asset for $24 million, resulting in a $16 million remeasurement gain
•Recapitalized one multifamily asset and capitalized one multifamily development asset, both of which were originally acquired as part of the Toll Brothers transaction, with new partners at a total value of $268 million, of which KW's share was 20%, resulting in $3 million of fees to KW

For the three months ended March 31, 2026, we had net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders of $13.7 million as compared to a net loss attributable of $40.8 million for the same period in 2025. These results include $8 million and $37 million of non-cash expenses for the three months ended March 31, 2026 and March 31, 2025, respectively, which primarily consist of depreciation and amortization and changes in fair value (depreciation and amortization of $32.2 million and $34.1 million, respectively, and fair value increases of $45.3 million and $3.1 million, respectively). The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the three months ended March 31, 2026 as compared to the same period in 2025, was primarily due to (i) $45.3 million of fair value increases in the current period; (ii) lower carried interests reversals on unconsolidated investments; (iii) acquisition-related gain relating to buyout of an equity partner in a Dublin office building; and (iv) an increase in investment management fees due to the growth of our investment management platform. The increase in net income was offset by a (i) higher compensation and overhead due to the addition of certain personnel from the Toll Brothers multifamily development platform as part of acquisition of the Toll Brothers multifamily development platform; (ii) lower NOI from rental operations due to the Company being a net seller of assets in recent periods and (iii) lower interest income on certain newly originated loans in our debt investment business that are at a lower ownership levels. For the three months ended March 31, 2026 we had Adjusted EBITDA of $141.8 million as compared to $98.2 million for the same period in 2025.

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
    The non-GAAP table below represents a summarized balance sheet of our Consolidated Portfolio, which is held at historical depreciated cost as of March 31, 2026 and December 31, 2025. This table does not include non-segment amounts such as corporate cash and the KWI Notes.

($ in millions)	March 31, 2026	December 31, 2025
Cash(1)	$111.5	$107.4
Real estate	4,187.0	3,997.4
Accounts receivable and other assets	80.5	95.6
Total Assets	$4,379.0	$4,200.4

Accounts payable, accrued expenses and other liabilities	111.2	106.4
Mortgage debt	2,630.8	2,437.7
Total Liabilities	2,742.0	2,544.1

Equity	$1,637.0	$1,656.3
(1)Excludes $73.1 million and $77.1 million as of March 31, 2026 and December 31, 2025, respectively, of corporate non-property level cash.
Co-Investment Portfolio
    In addition to investing our shareholders' capital, we invest capital on behalf of our partners in real estate and real estate-related assets, primarily construction loans, through our Co-Investment Portfolio. We invest alongside our partners and typically have a 2% to 50% ownership interest in the assets in our Co-Investment Portfolio and through our ownership positions, we have the potential to earn carried interest as further discussed below. As of March 31, 2026, we have a weighted average ownership of 37% in our Co-Investment Portfolio. We also earn fees for managing our fee-bearing capital (total third-party committed or invested capital that we manage in our joint ventures and commingled funds), including, without limitation, asset management fees, construction management fees, acquisition and disposition fees and origination fees.
The non-GAAP table below represents the carrying value of our Co-Investment Portfolio balance sheet which is primarily at fair value (approximately 86% and 87%, respectively), at our share of the underlying investments as of March 31, 2026 and December 31, 2025. The Co-Investment Portfolio consists of our unconsolidated investments as well as our loan purchases and originations.

($ in millions)	March 31, 2026	December 31, 2025
Cash	$117.1	$115.7
Real estate	4,573.3	4,759.0
Loans	195.8	209.2
Accounts receivable and other assets	200.6	193.1
Total Assets	$5,086.8	$5,277.0

Accounts payable and accrued expenses	156.4	162.5
Mortgage debt	2,707.6	2,863.5
Total Liabilities	2,864.0	3,026.0

Equity	$2,222.8	$2,251.0
As of March 31, 2026, our fee-bearing capital was $11.2 billion and we recognized $27.8 million in base investment management fees and had $24.8 million in net accrued carried interests receivable (allocated amounts to us on co-investments we managed based on the cumulative performance of the underlying investment), which included $0.3 million of carried interests during the three months ended March 31, 2026.

Co-Investment Portfolio Investment Platforms
We have a number of platforms through which we invest in alongside our partners and manage in our Co-Investment Portfolio. For each specific investment opportunity, we evaluate various investment parameters, primarily the asset type, risk return profiles and other parameters against the defined investment parameters of the applicable platforms.
Separate accounts
    We have several high-quality institutional equity partners that we invest alongside with and for whom we act as the general partner and receive investment management fees. Our separate account platforms have defined investment parameters such as asset types, leverage and return profiles and expected hold periods. As of March 31, 2026, our weighted average ownership interest in the various joint ventures that we manage was 38%.
Commingled funds
    We currently have four closed-end funds that we manage and through which we receive investment management fees and potentially carried interests. We focus on sourcing investors in the U.S., Europe, Japan and Middle East and target investments in the U.S. and Europe with respect to our commingled funds. Each of our funds have, among other things, defined investment guidelines, investment hold periods and target returns. Currently our U.S.-based funds focus on value-add properties in the U.S. that have an expected hold period of 5 to 7 years. Our European fund focuses on value-add commercial properties in the United Kingdom, Ireland and Spain that also have expected hold periods of 5 to 7 years. As of March 31, 2026, our weighted average ownership interest in the commingled funds that we manage was 13%.
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
As of March 31, 2026, our global rental housing portfolio consisted of 45,555 units and 1,965 single family housing units.

	Total	Consolidated	Co-Investments
Multifamily units - market rate units(1)	32,360	7,862	24,498
Multifamily units - affordable rate units(1)	13,195	—	13,195
Single family housing units	1,965	—	1,965
(1) Includes 3,989 units that are under development or undergoing lease up.
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

In addition to traditional multifamily units, during the fourth quarter 2024 we launched a new UK single-family rental housing joint-venture with the Canada Pension Plan Investment Board ("CPPIB"), targeting £1 billion in real estate. Under this arrangement, CPPIB will own 90% of the ownership interests, initially committing £500 million in equity and we will own 10% of the ownership interests initially committing £56 million in equity. This joint venture will look to acquire single-family rental properties throughout the UK, targeting areas with strong and growing local economies. As of March 31, 2026 this joint venture has acquired ownership interest in 22 sites which consists of 1,965 single family rental units.

Multifamily - Development

We expanded our national rental housing platform through the acquisition of Toll Brothers' multifamily development platform, adding over $5 billion in assets under management and significantly strengthening our development and management capabilities. The transaction included the acquisition of certain joint venture investments including 18 apartment and student housing properties (KW's weighted average interest in such ventures is 11%) with $1.9 billion in Real Estate AUM, asset management of 21 additional properties that continue to be owned by Toll Brothers totaling $3.4 billion in Real Estate AUM, and the acquisition of 24 acquisition purchase agreements for certain land positions development pipeline with potential capitalization of $2.9 billion. As part of the acquisition, former Toll Brothers employees that managed and operated the platform, including the executive leadership that led Toll Brothers's multifamily development platform, joined the Company in December 2025, and helped provide immediate, fully integrated expertise across acquisition, development, construction management, and asset oversight. The acquisition involved staggered closings, starting in December 2025 with the final closing occurring in January 2026.
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

As of March 31, 2026, we hold an approximate 50% interest in VHH which acts as the general partner ("GP interest") (developer/asset manager) of 61 affordable housing projects totaling 13,195 units (49 investments held with a tax credit limited partner ("tax credit LP") and 12 investments held fee simple which does not have any outside tax credit LPs. Included in the portfolio are 11,240 operating units and 1,955 units that are under development or lease up. When we acquired VHH in 2015, the portfolio consisted of a total of 5,485 units. These units are included in our multifamily unit count discussed throughout this report.

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

During the three months ended March 31, 2026, we received $2.7 million of proceeds from VHH from recurring monthly distributions. On a trailing 12-month basis, we have received $32.2 million of proceeds from VHH, including $11.7 million from recurring monthly distributions and $20.5 million from paid developer fees at conversion and resyndications.

We acquired our ownership interest in VHH in 2015 for approximately $80.0 million. As of March 31, 2026 we have contributed an additional $203.0 million into VHH and have received $419.3 million in cash distributions. VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $391.6 million as of March 31, 2026. Since our acquisition in 2015, we have recorded $421.5 million worth of fair value gains on our investment in VHH, including $7.6 million during the three months ended March 31, 2026.

The fair value of the real estate investments held through VHH is determined through a discounted cash flow analysis on a partnership-by-partnership basis. This methodology assumes ordinary distributions during the ownership period and the future sale of the underlying properties after the tax credit period has expired. Our methodology of estimating the fair value of such real estate investments assumes certain market inputs, including average capitalization rates at sale between 6.15% - 6.5% and discount rates ranging from 8.15% - 8.5%.

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

    As of March 31, 2026, we held interests in 124 loans in our global debt platform, 90% of which have floating interest rates with an average interest rate of 7.6% per annum and an unpaid principal balance ("UPB") of $5.1 billion (of which our share was a UPB of $198.3 million). Some of our loans contain additional funding commitments that will increase our loan balances if they are utilized. As of March 31, 2026, our loans had unfulfilled capital commitments totaling $5.3 billion (our share of which was $129.0 million).

We have stopped and may stop accruing for interest income if certain loans become non-performing and account for loans on a cash basis. In the event of a borrower defaulting on its obligations under any loan agreement, we will explore all of our remedies including, without limitation, pursuing a foreclosure action or deed in lieu of foreclosure to take control of the underlying collateral securing the loans, although there is no guarantee or assurance that we will be able to do so successfully. As of March 31, 2026, we had five loans (in our bridge loan portfolio) out of the 124 loans in our global debt platform with a $18.7 million carrying value at our share and net of any loan reserves that are not paying interest current on a contractual basis. Per the terms of the applicable loan agreements, however, we have implemented a full cash sweep of any cash flow that is generated from the collateral and are working on exercising our available remedies, which may include taking control of the underlying collateral. We are no longer accruing interest under these loans and accounting for them on a cash basis going forward.
Commercial
Our industrial portfolio consists of approximately 12.6 million rentable square feet of distribution centers located primarily in the United Kingdom, Ireland and the Mountain West and Northern California regions of the United States. All of the assets in our industrial portfolio are in our Co-Investment Portfolio and we have a weighted average ownership interest of 18% in such assets.
    Our office portfolio consists of approximately 9.4 million rentable square feet of office properties located primarily in the United Kingdom, Ireland and the Western United States. Of the 9.4 million rentable square feet in our office portfolio, approximately 3.8 million rentable square feet (3.1 million rentable square feet of which is from assets located in the United Kingdom and Ireland) is in our Consolidated Portfolio and the remaining 5.6 million rentable square feet is in our Co-Investment Portfolio (which we have a weighted ownership interest of 29%). Office assets in our Consolidated Portfolio are typically large high-quality properties with high replacement costs. Office assets in our Co-Investment Portfolio range from suburban office buildings to office buildings located in central business districts of major cities. Some of our offices consist of flex space for medical lab work or light industrial use and many of our offices focus on tenants in the tech sector.
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
    As of March 31, 2026, we held 36 investments that are primarily comprised of 1,069 residential acres located in Hawaii and the Western United States and are primarily invested through our Co-Investment Portfolio. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots. As of March 31, 2026, these investments had a Gross Asset Value of $400.1 million, and includes our investment in Kohanaiki a private club and residential community located in Kona, Hawaii. We have $121.2 million equity value in Kohanaiki which represents a 55% ownership interest. In addition to our ownership interest, we manage the Kohanaiki asset and develop residential lots and homes for sale.
We also hold ownership interests in the five-star, Rosewood flagged Kona Village Resort that consists of 150 rooms in Kona, Hawaii and which sits in our Co-Investment Portfolio. After we fully redeveloped the project over seven years, we fully opened the Kona Village Resort in July 2023. We have $118.2 million equity value which represents an ownership interest of 35% in the Kona Village Resort.
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
Development and Redevelopment
    We have neared the completion of a 10-year development pipeline totaling $5 billion in 2024. As of March 31, 2026, we have 420 multifamily units we are actively developing and another project we are still in the planning phase. On the project we are actively developing we currently expect to spend an additional $11 million to complete the project and expect this to be fully funded with a property level construction loan.

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

Ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in the financial markets. Any prolonged downturn in the financial markets or a recession or continued volatility in the financial markets, either globally or locally in the United States or in other countries in which we conduct business, could impact the fair value of investments held by the Company. As a result of the rapid development, fluidity and uncertainty surrounding these situations, the Company expects that information with respect to fair value measurement may change, potentially significantly, going forward and may not be indicative of the actual impact on our business, operations, cash flows and financial condition for the three months ended March 31, 2026 and future periods.

    As of March 31, 2026, $1.7 billion or 86% of our investments in our Co-Investment Portfolio (25% of total assets) were held at estimated fair value. As of March 31, 2026, there were cumulative fair value gains on investments held of $466.0 million, which comprises 27% of the $1.7 billion carrying value of fair value unconsolidated investments that are currently held. Our investment in VHH accounts for $421.5 million of the $466.0 million cumulative fair value gains. See discussion of VHH above for more detail. Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any direct hedges) for non-dollar denominated investments. During the three months ended March 31, 2026, we recorded $45.5 million and $0.3 million, respectively, of net fair value gains and carried interests on Co-Investment portfolio investments.

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
The methodology to determine the value of the Company’s investment in VHH is described above under "Multifamily-Affordable Housing."
The table below describes the range of inputs used as of March 31, 2026 for real estate assets:

Estimated Rates Used for
		Capitalization Rates	Discount Rates
Multifamily - Affordable	Income approach - discounted cash flow	6.15% —6.50%	8.15% — 8.50%
Multifamily - Affordable GP interest	Income approach - discounted cash flow	—	16.25% — 18.25%
Multifamily - Market Rate	Income approach - direct capitalization	4.50% — 6.60%	N/A
Office	Income approach - discounted cash flow	5.15% — 8.00%	7.50% — 9.50%
	Income approach - direct capitalization	5.60% — 10.00%	N/A
Industrial	Income approach - discounted cash flow	5.25% — 6.25%	6.25% — 8.00%
	Income approach - direct capitalization	4.00% — 9.50%	N/A
Hotel	Income approach - discounted cash flow	5.50%	9.00%

    In valuing indebtedness, the Company considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Company to value floating rate indebtedness range from 2.00% to 3.90%, while the market rates used to value fixed rate indebtedness range from 4.40% to 9.40%.

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

Real Estate Assets Under Management ("AUM")
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
    The table below details the changes in the Company's AUM for the three months ended March 31, 2026:

(in millions)	December 31, 2025	Increases	Decreases	March 31, 2026
AUM	$36,378.5	$636.4	$(1,044.6)	$35,970.3
    AUM decreased 1.1% to approximately $36.0 billion as of March 31, 2026. The decrease is due to the payoff of loans and sale of non-core assets. These were offset by fair value increases and acquisitions in the multifamily development platform.
Please also see "Fair Value Investments" listed above for a discussion of our fair value investments and accounting methodology and any limitations with respect to the same.
Foreign Currency and Currency Derivative Instruments
Please refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31, 2026

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$84.8	$—	$84.8
Investment management fees	—	27.8	27.8
Loans	—	4.5	4.5
Total segment revenue	84.8	32.3	117.1

Income from unconsolidated investments
Principal co-investments	—	58.2	58.2
Carried interests	—	0.3	0.3
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	33.6	33.6
Income from unconsolidated investments	—	92.1	92.1

Gain (loss), net on sale and consolidation of real estate	5.5	—	5.5

Segment Expenses
Rental	34.0	—	34.0
Compensation and related	8.2	16.6	24.8
Carried interests compensation	—	—	—
General and administrative	3.2	5.6	8.8
Other (income) loss	(3.7)	0.2	(3.5)
Other segment items(1)	1.1	—	1.1
Total segment expenses	42.8	22.4	65.2

Segment Adjusted EBITDA	47.5	102.0	149.5

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.1
Compensation and related, corporate			(8.2)
General and administrative, corporate			(1.7)
Depreciation and amortization			(32.2)
Interest expense			(59.2)
Loss on early extinguishment of debt			(0.3)
Other loss, corporate			(2.5)
Benefit from income taxes			11.5
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(33.6)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			1.1
Net income			24.5
Net loss attributable to noncontrolling interests			0.1
Preferred dividends			(10.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$13.7
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI

	Three Months Ended March 31, 2025

(Dollars in millions)	Consolidated	Co-Investments	Total
Segment Revenue
Rental	$97.3	$—	$97.3
Investment management fees	—	25.0	25.0
Loans	—	5.8	5.8
Total segment revenue	97.3	30.8	128.1

Income from unconsolidated investments
Principal co-investments	—	19.6	19.6
Carried interests	—	(8.2)	(8.2)
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)	—	33.0	33.0
Income from unconsolidated investments	—	44.4	44.4

Gain (loss), net on sale and consolidation of real estate	(0.8)	—	(0.8)

Segment Expenses
Rental	38.1	—	38.1
Compensation and related	5.8	11.6	17.4
Carried interests compensation	—	(2.7)	(2.7)
General and administrative	3.3	5.2	8.5
Other loss	0.4	0.6	1.0
Other segment items(1)	2.2	(0.1)	2.1
Total segment expenses	49.8	14.6	64.4

Segment Adjusted EBITDA	46.7	60.6	107.3

Reconciliation of Segment Adjusted EBITDA to net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Other revenue			0.2
Compensation and related, corporate			(9.5)
General and administrative, corporate			(1.9)
Depreciation and amortization			(34.1)
Interest expense			(61.4)
Other loss, corporate			(4.2)
Benefit from income taxes			4.9
Company's share of interest, depreciation, and taxes included in income from unconsolidated investments(1)			(33.0)
Income from unconsolidated investments excluded from Segment Adjusted EBITDA			2.1
Net loss			(29.6)
Net income attributable to noncontrolling interests			(0.3)
Preferred dividends			(10.9)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders			$(40.8)
(1)Includes fees eliminated in consolidation between Consolidated and Co-Investments segments and noncontrolling interests ("NCI") items such as net (income) loss to noncontrolling interests and EBITDA adjustments associated with NCI
Financial Highlights

    GAAP net income to common shareholders was $13.7 million and a loss of $40.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders for the three months ended March 31, 2026 as compared to the same period in 2025, is due to (i) $45.3 million of fair value increases in the current period, lower carried interests reversals on unconsolidated investments, acquisition-related gain relating to the buyout of an equity partner in a Dublin office building and an increase in investment management fees due to the growth of our investment management platform and were offset by a (i) higher compensation and overhead due to the addition of certain personnel from Toll Brothers multifamily development platform as part of the acquisition of the Toll Brothers multifamily development platform; (ii) lower NOI from rental operations due to the Company being a net seller of assets in recent periods; and (iii) lower interest income on certain newly originated loans in our debt investment business that are at a lower ownership levels.
    Segment Adjusted EBITDA was $149.5 million and $107.3 million for the three months ended March 31, 2026 and 2025, respectively.

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
    Operational Highlights
    Same store property highlights for the three months ended March 31, 2026 include:
•For our 13,307 same property market rate multifamily units for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:
◦occupancy decreased to 94.9% from 95.3%
◦net operating income increased by 0.2%
◦total revenues increased by 0.5%
•For our 10,825 same property affordable rate multifamily units for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:
◦occupancy was down 0.1% to 93.5%
◦net operating income increased by 8.2%
◦total revenues increased by 4.4%
•For 2.9 million square feet of same property office real estate for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:
◦occupancy was down 1.8% to 90.3%
◦net operating income decreased by 3.4%
◦total revenues decreased by 2.3%
•Investment Transactions
◦Consolidated Portfolio:
▪Sold a UK office property for $103 million, which generated $42 million of cash to KW and a loss on sale of real estate of $10.7 million.
▪Acquired our partner's 50% equity interest in an Irish office asset for $24 million, resulting in a $16 million remeasurement gain.
◦Co-Investment Portfolio:
▪Completed the final tranche of properties related to the Company's acquisition of Toll Brothers’ multifamily development platform, totaling four completed assets and one development asset for $68 million. KW has a 15% weighted-average ownership interest in these acquisitions.
▪The Company sold two multifamily properties in the Pacific Northwest, two office properties in Northern California, one industrial property in the Mountain West, and certain real estate from its non-core residential holdings for a combined total $308 million, of which KW's share was $121 million.

▪Recapitalized one multifamily asset and capitalized one multifamily development asset, both of which were originally acquired as part of the Toll Brothers transaction, with new partners at a total value of $268 million, of which KW's share was 20%, resulting in $3 million of fees to KW.
▪Originated $250.5 million in new construction loans, completed $589.3 million in additional fundings on existing loans, and realized $268.3 million in repayments, the Company’s share of which were $6.3 million, $15.4 million and $13.5 million respectively.
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

	Three Months Ended March 31, 2026
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.1	—%	$—	—%	$0.1	—%
Net (loss) income	(0.3)	(5)%	(1.9)	(34)%	(2.2)	(39)%
Segment Adjusted EBITDA	(0.3)	—%	(1.9)	(2)%	(2.2)	(2)%

	Three Months Ended March 31, 2025
(dollars in millions)	Consolidated		Co-Investment		Total
Revenues	$0.2	—%	$0.1	—%	$0.3	—%
Net (loss) income	(4.3)	(11)%	7.5	19%	3.2	8%
Segment Adjusted EBITDA	(4.2)	(4)%	7.6	7%	3.4	3%
Proposed Take-Private
On February 16, 2026, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Kona Bidco, LLC, a Delaware limited liability company (“Parent”), and Kona Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, collectively, the “Proposed Transactions”), and the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and a subsidiary of Parent (“Surviving Company”). The Proposed Transactions would result in a take-private pursuant to which, as further detailed below, certain affiliates of Fairfax Financial Holdings Limited, a corporation organized under the laws of Canada (“Fairfax”), and certain stockholders of the Company, including William McMorrow, Matthew Windisch and In Ku Lee (collectively, the “Rollover Stockholders”) will own 100% of the equity interests of the Company and the Company would no longer be publicly traded.

Pursuant to an equity commitment letter, dated February 16, 2026 (the "Equity Commitment Letter"), Fairfax has, among other things, on the terms and subject to the conditions set forth in the Equity Commitment Letter, committed to an aggregate equity commitment in the amount of $1,650,000,000 to (i) fund the payment of the aggregate Merger Consideration (as defined below) and certain other amounts required to be paid under the Merger Agreement (the “Equity Commitment”), or (ii) in the event Parent or Merger Sub is obligated to pay monetary damages to the Company in respect of a breach of the Merger Agreement by Parent or Merger Sub in accordance with the terms of the Merger Agreement, fund such damages and certain other amounts required to be funded under the Equity Commitment Letter in an aggregate amount up to $400,000,000. The Equity Commitment, when funded in full in accordance with the Equity Commitment Letter, will provide Parent and Merger Sub, prior to or concurrently with the effective time of the Merger, an amount of cash that is sufficient to fund the payment of (i) the aggregate Merger Consideration, (ii) any other amounts required to be paid under Article III of the Merger Agreement (other than the Final Dividend (as defined in the Merger Agreement)) and (iii) the aggregate amount required to redeem or repurchase the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock (the “Company Series A Preferred Stock”).

Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (other than (i) each share

(a) held in the treasury of the Company or owned by any direct or indirect wholly owned subsidiary of the Company or (b) held, directly or indirectly, by Parent or Merger Sub or any of their direct or indirect wholly owned subsidiaries, which shall automatically be cancelled without any conversion thereof and no payment or distribution shall be made with respect thereto; (ii) each Rollover Share (as defined in the Merger Agreement); and (iii) shares of Company Common Stock owned by stockholders of the Company who have not voted in favor of the Merger or consented thereto in writing and who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) shall cease to exist and shall be converted automatically into the right to receive $10.90 in cash per share, without interest and subject to any applicable withholding taxes required by law (the “Merger Consideration”).

In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of 4.75% Series B Cumulative Perpetual Preferred Stock (the “Company Series B Preferred Stock”) and 6.00% Series C Cumulative Perpetual Preferred Stock (the “Company Series C Preferred Stock” shall remain outstanding in accordance with the terms and conditions of, as applicable, that certain Certificate of Designations Establishing the Company Series B Preferred Stock, dated as of March 8, 2022 (the “Series B Certificate of Designations”) and that certain Certificate of Designations Establishing the Company Series C Preferred Stock, dated as of June 15, 2023 (the “Series C Certificate of Designations”) and shall represent shares of Company Series B Preferred Stock or Company Series C Preferred Stock, as applicable, of the Surviving Company on the terms set forth in the Series B Certificate of Designations or the Series C Certificate of Designations, as applicable, unless Parent and the holders thereof elect to (A) transfer and contribute any such shares of Company Series B Preferred Stock or Company Series C Preferred Stock to the Company as a contribution to the capital of the Company (and without the issuance of any additional shares of capital stock of the Company) or (B) cancel any such shares of Company Series B Preferred Stock or Company Series C Preferred Stock, in each case for no consideration prior to the closing of the Merger. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding warrant issued in connection with the Company Series B Preferred Stock pursuant to that certain Warrant Agreement, dated as of March 8, 2022 (collectively, the “Company Series B Warrants”) and issued in connection with the Company Series C Preferred Stock pursuant to that certain Warrant Agreement, dated as of June 16, 2023 (collectively, the “Company Series C Warrants” and, together with the Company Series B Warrants, the “Company Warrants”) shall remain outstanding in accordance with the terms and conditions of each such Company Warrant, unless Parent and the holders thereof elect to cancel any such Company Warrant for no consideration prior to the closing of the Merger. In addition, each outstanding share of Company Series A Preferred Stock shall be redeemed by the Company immediately prior to the closing of the Merger in accordance with the terms and conditions of that certain Certificate of Designations Establishing the Company Series A Preferred Stock, dated as of November 7, 2019.

The Merger Agreement and the Proposed Transactions were approved by the Board of Directors of the Company (the “Board”) upon the unanimous recommendation of a special committee of the Board (the “Special Committee”) consisting only of independent and disinterested directors that was established by the Board to, among other things, make a determination as to whether the Proposed Transactions are advisable and in the best interests of the Company and its Public Stockholders (as defined in the Merger Agreement), negotiate the Merger Agreement and make a recommendation to the Board with respect to the Proposed Transactions. The Board approved the Proposed Transactions upon the unanimous recommendation of the Special Committee.

The Proposed Transactions constitutes a “going-private transaction” under the rules of the SEC and is expected to close the second quarter of 2026. The closing of the Merger is subject to various conditions, including (i)(a) the approval of a majority of the outstanding voting power of (w) the Company Common Stock, (x) the Company Series A Preferred Stock (on an as-converted basis), (y) the Company Series B Preferred Stock (based on the number of Company Series B Warrants outstanding and in accordance with the Series B Certificate of Designations) and (z) the Company Series C Preferred Stock (based on the number of Company Series C Warrants outstanding and in accordance with the Series C Certificate of Designations) (the securities described in clauses (w) - (z), collectively, the "Company Voting Stock"), in each case entitled to vote on the proposal to adopt the Merger Agreement, voting as a single class, and (b) the approval by at least two-thirds of the outstanding voting power of the Company Voting Stock entitled to vote on the proposal to adopt the Merger Agreement excluding the Company Voting stock "owned" (as such term is defined in Section 203 of the Delaware General Corporation Law) by (1) William McMorrow, William J. McMorrow Revocable Trust, Matthew Windisch and In Ku Lee and (2) certain affiliates of Fairfax that hold shares of Company Voting Stock and their respective "affiliates" and "associates" (as such terms are defined in Section 203 of the Delaware General Corporation Law); (ii) the absence of any law that enjoins, restrains or otherwise prohibits or makes illegal the consummation of the Merger; (iii) the receipt of any required regulatory approvals for the Proposed Transactions, including the termination or expiration of any required waiting periods; (iv) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers); and (v) the other party’s compliance in all material respects with its pre-closing covenants and agreements. Additionally, Parent’s and Merger Sub’s obligation to complete the Merger is subject to the condition that no Material Adverse Effect (as defined in the Merger Agreement) has occurred since the date of the Merger Agreement that is continuing as of the consummation of the Merger. The transaction is not subject to a financing condition.

Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Please also see Part I. Item 1A. Risk Factors, Risks related to the Proposed Merger, to our Annual Report on
Form 10-K for the year ended December 31, 2025.

    Consolidated Portfolio Segment

Rental income decreased to $84.8 million for the three months ended March 31, 2026 as compared to $97.3 million for the same period in 2025. The $12.5 million decrease is due to the sale of assets as well as the deconsolidation of assets. This was offset by the stabilization of recently completed developments as well as rental growth of properties held period over period.

Gain (loss), net on sale and consolidation of real estate was a gain of $5.5 million for the three months ended March 31, 2026 compared to $0.8 million during the same period in 2025. The Company had an acquisition-related gain of $15.6 million related to acquiring the equity interest of its partner which resulted in the Company wholly-owning an office building in Dublin, Ireland at a discount. This was offset by a $10.1 million loss on the sale of a wholly-owned office building in the United Kingdom during the three months ended March 31, 2026. The loss recognized during the three months ended March 31, 2025 was due to a $3.1 million impairment on Italian office assets that the Company is currently marketing for sale. The impairment loss was offset by a gain of $2.3 million relating to the sale of a non-core office asset in the United Kingdom.
    Rental expenses decreased to $34.0 million for the three months ended March 31, 2026 as compared to $38.1 million for the three months ended March 31, 2025. Similar to rental income, decreases from properties that had been sold or deconsolidated offset by development properties that have been stabilized.
    Compensation expense was $8.2 million for the three months ended March 31, 2026 as compared to $5.8 million for the three months ended March 31, 2025 due to increased headcount relating to the aforementioned acquisition of the multifamily development business.
General and administrative expenses were $3.2 million for the three months ended March 31, 2026 as compared to $3.3 million for the three months ended March 31, 2025, which was driven by reduced travel and IT costs offset by increased costs related to the acquisition of the multifamily development business.
Other income was $3.7 million for the three months ended March 31, 2026 as compared to other loss of $0.4 million for the three months ended March 31, 2025. We had mark to market fair value increases of $3.6 million on the Company's undesignated interest rate caps and swap contracts for the three months ended March 31, 2026 as compared to $1.1 million decreases in the prior period.
The following items are not in Segment Adjusted EBITDA above for Consolidated portfolio but are in net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Depreciation and amortization decreased to $32.2 million during the three months ended March 31, 2026 as compared to $34.1 million for the three months ended March 31, 2025 as a result of the Company being a net seller of assets over the last year.
Interest expense was $32.3 million during the three months ended March 31, 2026 as compared to $35.8 million for the three months ended March 31, 2025. The decrease is primarily due to lower consolidated mortgage balance over the period due to asset sales.
Co-Investment Portfolio Segment
Investment Management
    We receive asset management fees for managing assets on behalf of our partners on our Co-Investment Portfolio assets. During the three months ended March 31, 2026, we had fees recorded through revenues of $27.8 million as compared to $25.0 million from the same period in 2025. During the three months ended March 31, 2026, the increase primarily related to promote fee and acquisition fee received from the recapitalization of a property in the multifamily development platform. We had higher base management fees as a result of having more AUM in our Co-Investment Portfolio mainly from acquisition of assets in the multifamily development platform. These increases offset lower origination fees on our construction lending platform as origination volume was lower than the prior period.
Co-Investment Operations- Loans
Loan income decreased to $4.5 million during the three months ended March 31, 2026 as compared to $5.8 million for the same period in 2025. These amounts represent interest income on our share of loan investments within our global real estate credit platform and the decrease is due to our newer originations being a lower ownership percentage than previous loans. Loans in our construction portfolio have moved from 5% ownership on legacy loans to 2.5% on any new originations. Loans in our bridge loan portfolio were also at ownership levels 5% and greater. Although the platform is growing we expect to have lower interest income levels and higher management fee levels going forward.
Co-Investment Operations - Real Estate
    In addition to our management of investments in the Co-Investment Portfolio, we have ownership interests in the properties that sit within our Co-Investment Portfolio. The table below represents a breakout of the amounts within income from unconsolidated investments which represents our share of underlying property investments in the Co-Investment Portfolio assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue
Rental	$73.3	$74.2
Hotel	9.5	11.9
Sale of real estate	6.4	16.6
Total revenue	89.2	102.7

Fair value/other adjustments	45.0	8.6
Carried interests	0.3	(8.2)

Gain on sale of real estate, net	0.4	—

Expenses
Rental	23.5	24.2
Hotel	8.1	10.7
Cost of real estate sold	5.6	17.7
Depreciation and amortization	0.8	0.9
Total expenses	38.0	53.5

Interest expense	(32.7)	(32.1)
Other loss	(5.7)	(6.1)
Income from unconsolidated investments	$58.5	$11.4

The increase in income from unconsolidated investments is primarily due to the following:

Operating performance

The increase in income from unconsolidated investments related to the growth of the co-investments in recent periods from acquisitions and the recapitalization of investments from the Company's Consolidated portfolio. The realized gain on cost basis investments was due to the recapitalization with new equity partners of a recently acquired Multifamily Development asset at a higher valuation than the purchase price it was originally acquired at.

Fair Value

During the three months ended March 31, 2026, the Company recorded fair value increases with respect to: (i) its global market rate and affordable multifamily properties and (ii) fair value gains on fixed rate debt and interest rate caps due to increases in interests rates during the period.

During the three months ended March 31, 2026, the Company recorded a $0.1 million decrease in the accrual for carried interests in our Funds and a $0.4 million increase in carried interests on certain separate account platforms that hold multifamily assets in Ireland driven by fair value increases due to rental cap adjustments above. As of March 31, 2026, the Company’s net accrued carried interests totaled $24.8 million.

During the three months ended March 31, 2025, the Company recorded fair value increases with respect to (i) non-cash fair value gains on multifamily assets in Western United States and Ireland from increased NOI at the properties (ii) fair value increases on VHH due to increases in NOI as well; and (iii) foreign exchange gains as euro and GBP increased in value in relation to the dollar in the current period. These fair value increases were offset by (i) fair value decrease at an Irish office asset as its lease up period pushes out and decreases in expected market rents; and (ii) fair value decreases associated with mortgages on our co-investments as lower cost mortgages move closer to maturity dates.

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

Segment Expenses
Co-Investment Portfolio expenses increased to $22.4 million for the three months ended March 31, 2026 as compared to $14.6 million during the prior period. The increase compared to the prior period was primarily due to higher allocation of corporate expenses due to the growth of the real estate credit business as well as higher fair value gains. We also had a $0.5 million of general reserves that we recorded in other income on our loan portfolio relating to our bridge loan portfolio as market conditions indicate that there could be potential credit losses due to the current interest rate environment and general market conditions the three months ended March 31, 2025 with no comparable activity in the current period.
    Non-Segment Items
Compensation and related expenses, corporate decreased to $8.2 million for the three months ended March 31, 2026 as compared to $9.5 million for the three months ended March 31, 2025 due to lower share-based compensation due to no new equity grants in the first quarter of 2026 and lower discretionary compensation accrual.
    Non-Segment interest expense was $27.1 million for the three months ended March 31, 2026 as compared to $25.6 million for the same period in 2025 due to higher outstanding balances on revolving line of credit. Interest expense was offset by $0.3 million and $0.3 million that we received on interest rate derivative contracts that paid out during the three months ended March 31, 2026 and 2025 recorded to other income which is discussed below

Other loss increased to $2.5 million for the three months ended March 31, 2026 as compared to other income of $4.2 million for the same period in 2025. During the three months ended March 31, 2026, we had $0.3 million in foreign exchange losses. We had $4.4 million of foreign exchange losses in the prior period. For the three months ended March 31, 2026 we had $0.2 million in fair value gains on interest rate derivatives with $0.4 million of fair value losses in the prior period. Additionally, during the three months ended March 31, 2026 we had $2.8 million in costs associated with the evaluation of the Proposed Take Private deal.
Our income tax benefit was $11.5 million for the three months ended March 31, 2026 as compared to $4.9 million for the same period in 2025. Our effective tax rate for the three months ended March 31, 2026 was (88.2)% as compared to an effective tax rate of 14.2% for the same period in 2025. Significant items impacting the quarterly tax provision include: tax charges associated with non-deductible executive compensation under IRC Section 162(m) and a decrease to the valuation allowance against the Company's deferred tax asset on the outside basis difference of its investment in KWE.
    Other Comprehensive Income (Loss)
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.7	$(40.8)
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(16.7)	26.5
Amounts reclassified out of accumulated other comprehensive income during the period	(1.6)	—
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	10.8	(11.9)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$6.2	$(26.2)

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2026 and 2025 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2026	2025
Euro	(1.8)%	4.5%
GBP	(1.8)%	3.2%

Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended March 31, 2026 and 2025 was income of $6.2 million and loss of $26.2 million, respectively. The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the weakening of the Euro and GBP against the US Dollar in the period. Hedge gains were due to hedges the Company held on GBP investments.

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

As of March 31, 2026, we and our consolidated subsidiaries had $184.6 million ($55.1 million of which is in foreign currencies of the EUR or the GBP) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated Co-Investment Portfolio assets of $117.1 million and had $181.7 million of availability under our revolving credit facility ($368.3 million outstanding as of March 31, 2026). As of March 31, 2026, we have $81.2 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties and reserves held on loans in the Construction Loan Portfolio (as defined herein) on behalf of the borrowers under such loans. These reserves typically relate to interest, taxes, insurance and future capital expenditures at the properties as well as reserves held on our loan investments.
    Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. We evaluate the tax implications before we distribute cash, which could impact the availability of funds at the corporate level.

As discussed throughout this report, ongoing macroeconomic conditions, such as, but not limited to, elevated levels of inflation and interest rates, banks' ability and willingness to lend, adverse developments affecting financial institutions and other geopolitical issues, including large-scale conflicts and warfare, and government responses to the same, continue to adversely impact the global economy and create volatility in our business results and operations, including our ability to access the capital markets at desired terms or at all. Please also see Part I. Item 1A. Risk Factors to our Annual Report on Form 10-K for the year ended December 31, 2025.
Development and Redevelopment
    Kennedy Wilson has market rate development, redevelopment and entitlement projects that are underway or are in the planning stages. These initiatives, if completed, will result in market-rate income producing assets. As of March 31, 2026, we have 420 multifamily units we are either actively developing or in the planning phase. On the project we are actively developing we currently expect to spend an additional $11.0 million to complete the project and expect this to be fully funded with a property level construction loan.
    In addition to the market rate development and redevelopment projects described above, we have 1,955 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion, we expect to receive $20.9 million in cash from paid developer fees and proceeds from the sale of tax credits.
During the three months ended March 31, 2026, our KWMF Development group acquired two multifamily development sites and capitalized one multifamily development site with a limited partner and construction financing. During the three months ended March 31, 2206, we were actively developing five multifamily developments with limited partners that are committed and if completed our equity is $52 million. Additionally, we have a pipeline of $3 billion potential multifamily development assets that, pending diligence, entitlements and other planning conditions precedent to closing, we would seek to close and develop with limited partners and construction financing. As of March 31, 2026, we have 1,614 multifamily units we are actively developing and another project we are still in the planning stages. On the projects we are actively developing we currently expect to spend an additional $13 million to complete the projects and expect this to be fully funded with a property level construction loan.
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
The table below describes the market rate development or redevelopment projects that the Company is undergoing or considering and excludes the affordable and/or age-restricted multifamily units that it is developing in its VHH platform and its residential investments ($ in millions).

					If Completed			Current
Location	Type	Investment	Status	Est. Completion Date(1)	Est. Stabilization Date	MF Units	KW Est. Total Cost(3)	KW Costs Incurred(3)	KW Est. Costs to Complete(2)
Mountain West	Multifamily	Cloudveil	Under Construction	2026	2026	288	$46	$42	$4
Oxbow Phase II	Mountain West	Multifamily	Under Construction	2027	2027	132	15	8	7
Pacific Northwest	Multifamily	Bend	In Planning	TBD	TBD	TBD	TBD	22	TBD
	Total					420	$61	$72	$11
Note: The table above excludes minority-interest development projects and one development project where the scope is still being explored
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.
(2)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2026. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Includes land costs.

Unstabilized and Value Add Capital Expenditure Programs

    We currently have seven assets that comprise 1.6 million commercial square feet and 150 hotel rooms that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets, we project our share of the costs to complete to be $20 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

    The table below describes assets that are currently unstabilized.

Property	Segment	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	Leased %	KW Est. Costs to Complete(1)
Coopers Cross	Co-Investment	Ireland(2)	Office	100%	1	396,000	22	$—
90 East Buildings	Consolidated	Pacific Northwest	Office	100%	1	410,000	—	11
H3, H4, and H7 at Hamilton Landing(3)	Consolidated	Northern California	Office	100%	1	173,000	28	8
The Heights	Co-Investment	United Kingdom(2)	Office	51%	1	356,000	64	—
The Capitol Building	Co-Investment	United Kingdom(2)	Office	51%	1	184,000	70	—
Scotscroft Building	Consolidated	United Kingdom(2)	Office	100%	1	57,000	—	1
Kona Village	Co-Investment	Hawaii	Hotel	35%	1	—	N/A	—
		Total Lease-Up			7	1,576,000	31%	$20
(1)    Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2026. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase.
(2) Estimated foreign exchange rates are €1.00 = $1.15 USD, and £1.00 = $1.32 USD related to NOI.

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
Other Items
    On November 3, 2020, the Company's board of directors authorized an expansion of its existing $250 million share repurchase plan to $500 million. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of March 31, 2026, we had $89.2 million remaining under the current plan for stock repurchases. Please also see "Unregistered Sales of Equity Securities and Use of Proceeds" section in Item 2.
The Company maintains a deferred compensation program for certain employees of the Company (the “Deferred Compensation Program”). The named executive officers of the Company are not participants of the Deferred Compensation Program. The compensation committee of the Company’s board of directors approves an amount annually to be allocated to certain employees of the Company in the United States and in Europe. The amount allocated to each employee vests ratably over a three-year vesting period, subject to continued employment with the Company and is tied specifically to the performance and value of the Company’s common stock at the time of each vesting. Under the Deferred Compensation Program, at the time of each vesting, the employees receive an amount equal to either the dividend yield of the Company’s common stock or the actual amount of dividends paid on the Company common stock (in the case of Bonus Units) during the immediately preceding year on the amount that is subject to such vesting. During the three months ended March 31, 2026 and 2025 the Company recorded $1.2 million and $1.9 million, respectively, under the Deferred Compensation Program.
As discussed throughout this report, the Company also maintains a carried interests sharing program for certain employees of the Company (the “Carried Interests Sharing Program”) is fifty percent issue of any carried interests earned by certain commingled funds and separate account investments to be allocated to certain employees of the Company. Sixty percent of the award to each employee vests ratably over four years and the remaining forty percent vest upon the consummation of a liquidity event of the investment whereby the Company actually receives cash carried interests from its partner. The full carried interests earned by the Company will be recorded to income from unconsolidated investments and the amount allocated to employees is recorded as carried interests compensation. Not all of the Company’s co-investment structures are included in the Carried Interests Sharing Program either because a structure does not incorporate carried interests that the Company is eligible to receive and/or a structure was an existing structure prior to the Board’s approval of the Carried Interests Sharing Program. As of March 31, 2026, (i) of the 71 investments in the Company’s co-investment portfolio, 11 of such investments are a part of the Carried Interests Sharing Program; (ii) the Company’s total accrued carried interests in its financial statements is $24.8 million, of which $6.6 million was accrued as carried interests compensation expense as part of the Carried Interests Program. During the three months ended March 31, 2026 negligible carried interests compensations and $2.7 million reversal during the three months ended March 31, 2025, respectively related to this program.
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
Cash Flows
    The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net cash used in operating activities	$(87.9)	$(51.9)
Net cash provided by (used in) investing activities	81.2	(22.9)
Net cash provided by financing activities	9.4	218.8

Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions and fees from our Co-Investment Platform, general and administrative costs, compensation and interest expense payments.  Net cash flows used in operating activities totaled $87.9 million and cashflows used in operating activities were $51.9 million for the three months ended March 31, 2026 and 2025, respectively. The three months ended March 31, 2026 cash flows used in operations were primarily due to the payment of discretionary compensation and interest payments. The increase in cash used in operations as compared to the prior period is due to higher interest payments, lower rental collections from the consolidated portfolio as we have sold assets as well as lower interest income on loans we originate as our ownership percentage has decreased.
Investing
    Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in co-investments, capital expenditures, purchases and originations of loans secured by real estate, as well as cash received from property sales and sales from our co-investments. Net cash provided by investing activities totaled $81.2 million for the three months ended March 31, 2026. We received $103.4 million from the sale of a wholly-owned non-core office building in the United Kingdom and the recapitalization of a consolidated multifamily development property that we sold an equity interest to a partner. We received $52.1 million in investing distributions from our co-investments primarily from sale of two multifamily properties in the Western United States and the conversion of a property from development to operating in our VHH platform. Loan draws and our share of new loans issued as part of our Construction Loan and bridge credit platform totaled $14.4 million. We received $21.6 million of proceeds from repayments on loans previously issued. We spent $38.3 million on acquisition of remaining equity interest in an office building in Dublin that we now wholly-own as well as new development assets in which we acquired the land positions in our multifamily development platform. There was also $9.5 million of capital expenditures related to consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $24.7 million to unconsolidated investments that were primarily used to fund the third and final close of the assets we acquired from Toll Brothers in our multifamily development platform.
    Net cash provided by investing activities totaled $22.9 million for the three months ended March 31, 2025. We received $13.1 million from the sale of a non-core commercial asset in the United Kingdom. We received $6.4 million in investing distributions from our co-investments, primarily from redemption of our interests in hedge funds. Loan draws and our share of new loans issued as part of our Construction Loan and bridge credit platform totaled $9.1 million. We received $24.1 million of proceeds from repayments on loans previously issued. We spent $25.7 million on acquisition of an industrial development asset in London and $7.8 million on capital expenditures related to consolidated assets primarily relating to development properties as well as value add additions to our operating properties. We also contributed $21.8 million to unconsolidated investments that were primarily used to fund new acquisitions in a commingled fund and to pay down property debt held within unconsolidated investments.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends, distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $9.4 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, we drew $195.0 million on our revolving line of credit and repaid $109.3 million on the line of credit. We made $89.3 million of repayments on mortgage debt relating to the sale of non-core office building in United Kingdom and the refinance of a loan securing an office property in the Western United States. During the three months ended March 31, 2026, we paid common dividends of $16.7 million and preferred dividends of $10.9 million and we repurchased $11.8 million of our common stock under our share repurchase plan.
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
Contractual Obligations and Commercial Commitments
    At March 31, 2026, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period(8)
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(5)
Borrowings:(1) (4)
Mortgage Debt(2) (4)	$2,644.7	$689.8	$954.8	$834.2	$165.9
Senior notes(3) (4)	1,800.0	—	600.0	1,200.0
Credit Facility(4)	368.3	—	368.3	—	—
Total borrowings	4,813.0	689.8	1,923.1	2,034.2	165.9
Operating leases	8.6	2.2	2.2	1.5	2.7
Ground leases(7)	843.4	1.0	2.6	4.5	835.3
Total contractual cash obligations(6)	$5,665.0	$693.0	$1,927.9	$2,040.2	$1,003.9
(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $90.2 million; 1-3 years - $207.0 million; 4-5 years - $50.8 million; After 5 years - $9.5 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2026.
(2) Excludes $1.1 million of net unamortized debt discount on mortgage debt.
(3) Excludes $2.1 million of net unamortized debt premium on senior notes.
(4) Excludes $28.7 million of unamortized loan fees.
(5) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $693.0 million; 1-3 years - $1,926.9 million; 4-5 years - $2,011.3 million; After 5 years - $992.9 million.
(6) Table above excludes $267.9 million unfulfilled capital commitments to our unconsolidated and fund investments and $129.0 million to our loan investments.
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

The notes accrue interest at a rate of 4.750% (in the case of the 2029 Notes), 4.750% (in the case of the 2030 Notes) and 5.000% (in the case of the 2031 Notes) per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 for the 2029 Notes and 2031 Notes and March 1, 2022 for the 2030 Notes. The notes will mature on March 1, 2029 (in the case of the 2029 Notes), February 1, 2030 (in the case of 2030 Notes) and March 1, 2031 (in the case of the 2031 Notes), in each case unless earlier repurchased or redeemed. At any time prior to March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after March 1, 2024 (in the case of the 2029 Notes), September 1, 2024 (in the case of the 2030 Notes) or March 1, 2026 (in the case of the 2031 Notes), KWI may redeem the notes of the applicable series, in whole or in part, at specified redemption prices set forth in the indenture governing the notes of the applicable series, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to March 1, 2024 (for 2029 Notes and 2031 Notes) and September 1, 2024 (for 2030 Notes), KWI may redeem up to 40% of the notes of either series from the proceeds of certain equity offerings. No sinking fund will be provided for the notes. Upon the occurrence of certain change of control or termination of trading events, holders of the notes may require KWI to repurchase their notes for cash equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The amount of the 2029 Notes, 2030 Notes and 2031 Notes included in the Company's consolidated balance sheets was $601.0 million, $600.0 million and $601.1 million at March 31, 2026.

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

    The Company has $368.3 million outstanding on the Third A&R Facility with $181.7 million available to be drawn as of March 31, 2026.
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
    The Third Amended and Restated Credit Agreement, dated as of September 12, 2024 (as amended from time to time, the "Credit Agreement") also contains financial covenants, which require the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter; (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended; (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,844,222,000 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of September 12, 2024, measured as of the last day of each fiscal quarter; (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter; (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $313,054,000, measured as of the last day of each fiscal quarter; (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter; and (vii) liquidity (as defined in the

Credit Agreement) of at least $75.0 million. As of March 31, 2026, the Company was in compliance with these financial covenants. The obligations of Kennedy-Wilson, Inc. pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
    The indentures governing the notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.

    In addition, loan agreements that govern the Company's property-level non-recourse financings that are secured by its properties may contain operational and financial covenants, including but not limited to, debt yield related covenants and debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Property-level non-recourse financings with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).  The failure by the Company to comply with such covenants and/or secure waivers from lenders could result in defaults under these instruments.  In addition, if the Company defaults under a mortgage loan and/or such loan is accelerated by the lender, it may automatically be in default under any of its property and corporate unsecured loans that contain cross-default and/or cross-acceleration provisions.  Please also see Part I. Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
    As of March 31, 2026, the Company was in compliance with all covenant calculations. On August 6, 2025, a $60.0 million property-level, non-recourse loan, secured by a wholly-owned office building in Northern California, matured and is in default. The Company is in discussions with lender regarding a loan modification and/or extension.
Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At March 31, 2026, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $104.4 million at March 31, 2026. The guarantees expire through 2031 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. Most of our real estate properties within our equity partnerships are encumbered by traditional non-recourse debt obligations. In connection with most of these loans, however, we entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:
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

Capital Commitments
    As of March 31, 2026, we had unfulfilled capital commitments totaling $267.9 million to our joint venture investments and $129.0 million to our loan portfolio. In addition to the unfunded capital commitments on our joint venture investments, we had $78.6 million of equity commitments relating to unconsolidated development projects and our UK single family platform. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
    Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
    The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2026 dated back through 2022.

	Three Months Ended March 31,
(dollars in millions)	2026	2025	2024	2023	2022
Net income (loss)	$24.5	$(29.6)	$37.7	$(28.7)	$40.0
Non-GAAP Adjustments
Add back (less):
Interest expense	59.2	61.4	64.7	62.3	50.5
Loss (gain) on early extinguishment of debt	0.3	—	(0.3)	(0.1)	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	32.8	32.1	31.1	19.8	11.3
Depreciation and amortization	32.2	34.1	38.9	39.4	43.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	0.9	0.9	0.8	1.1
(Benefit from) provision for income taxes	(11.5)	(4.9)	26.7	(3.9)	8.2
Kennedy Wilson's share of taxes included in unconsolidated investments	—	—	0.2	0.2	—
Share-based compensation	4.6	6.3	5.2	7.1	7.1
EBITDA attributable to noncontrolling interests	(1.1)	(2.1)	(1.9)	(6.0)	(1.4)
Adjusted EBITDA(1)	$141.8	$98.2	$203.2	$90.9	$160.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31,
(dollars in millions)	2026	2025	2024	2023	2022
Net income (loss)	$24.5	$(29.6)	$37.7	$(28.7)	$40.0
Non-GAAP adjustments:
Add back (less):
Depreciation and amortization	32.2	34.1	38.9	39.4	43.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.8	0.9	0.9	0.8	1.1
Share-based compensation	4.6	6.3	5.2	7.1	7.1
Preferred dividends	(10.9)	(10.9)	(10.9)	(7.9)	(5.3)
Net income attributable to the noncontrolling interests, before depreciation and amortization	(0.7)	(1.5)	(1.3)	(5.4)	(0.8)
Adjusted Net Income(1)	$50.5	$(0.7)	$70.5	$5.3	$85.4
(1)  See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

Net Operating Income

2026	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net income	$24.5	$58.5
Less: Benefit from income taxes	(11.5)	—
Less: Income from unconsolidated investments	(58.5)	—
Less: Gain (loss), net on sale and consolidation of real estate(1)	(5.5)	(0.4)
Add: Interest expense	59.2	32.7
Add: Loss on early extinguishment of debt	0.3	—
Less: Other (income) loss	(1.0)	5.7
Less: Sale of real estate(1)	—	(6.4)
Less: Investment management	(27.8)	—
Less: Other	(0.1)	—
Less: Loans	(4.5)	—
Add: Carried interests	—	(0.3)
Add: Cost of real estate sold(1)	—	5.6
Add: Compensation and related	33.1	—
Add: Carried interests expense	—	—
Add: General and administrative	10.4	—
Add: Depreciation and amortization	32.2	0.8
Add: Fair value adjustments	—	(45.0)
Less: NCI adjustments	(1.5)	—
Net Operating Income	$49.3	$51.2
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

2025	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(29.6)	$11.4
Less: Benefit from income taxes	(4.9)	—
Less: Income from unconsolidated investments	(11.4)	—
Add: Loss on sale of real estate, net(1)	0.8	—
Add: Interest expense	61.4	32.1
Add: Other loss	5.2	6.1
Less: Sale of real estate	—	(16.6)
Less: Investment management	(25.0)	—
Less: Other	(0.2)	—
Less: Loans	(5.8)	—
Less: Carried interests	—	8.2
Add: Cost of real estate sold	—	17.7
Add: Compensation and related	26.9	—
Add: Carried interests expense	(2.7)	—
Add: General and administrative	10.4	—
Add: Depreciation and amortization	34.1	0.9
Less: Fair value adjustments	—	(8.6)
Less: NCI adjustments	(2.2)	—
Net Operating Income	$57.0	$51.2
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

2024	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net income (loss)	$37.7	$(6.7)
Add: Provision for income taxes	26.7	0.2
Add: Loss from unconsolidated investments	6.7	—
Less: Gain on sale of real estate, net(1)	(106.4)	—
Add: Interest expense	64.7	31.1
Less: Gain on early extinguishment of debt	(0.3)	—
Less: Other (income) loss	(6.8)	5.0
Less: Sale of real estate	—	(13.1)
Less: Loans	(8.1)	—
Less: Investment management	(21.3)	—
Less: Other	(0.3)	—
Less: Carried interests	—	16.4
Add: Cost of real estate sold	—	11.2
Add: Compensation and related	27.6	—
Add: Carried interests expense	(5.5)	—
Add: General and administrative	8.3	—
Add: Depreciation and amortization	38.9	0.9
Less: Fair value adjustments	—	(0.8)
Less: NCI adjustments	(2.2)	—
Net Operating Income	$59.7	$44.2
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

2023	YTD
	Consolidated Portfolio	Co-Investment Portfolio
Net (loss) income	$(28.7)	$5.7
Less: (Benefit from) provision for income taxes	(3.9)	0.2
Less: Income from unconsolidated investments	(5.7)	—
Less: Gain on sale of real estate, net(1)	(19.2)	—
Add: Interest expense	62.3	19.9
Less: Gain on early extinguishment of debt	(0.1)	—
Add: Other loss	3.0	5.6
Less: Loans	(3.7)	—
Less: Investment management	(11.3)	—
Less: Carried interests	—	10.7
Add: Compensation and related	30.6	—
Add: Carried interests expense	1.6	—
Add: General and administrative	8.4	—
Add: Depreciation and amortization	39.4	0.8
Less: Fair value adjustments	—	(1.4)
Less: NCI adjustments	(1.9)	—
Net Operating Income	$70.8	$41.5
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

	March 31, 2026
($ in millions)	Consolidated	Co-Investment	Non-Segment	Total
Cash	$111.5	$—	$73.1	$184.6
Real estate	4,187.0	—	—	4,187.0
Unconsolidated Investments	—	2,032.9	—	2,032.9
Loan purchases and originations	—	189.9	—	189.9
Accounts receivable and other assets	80.5	—	172.5	253.0
Total Assets	$4,379.0	$2,222.8	$245.6	$6,847.4

Accounts payable and accrued expenses	111.2	—	396.3	507.5
Mortgage debt	2,630.8	—	—	2,630.8
KW unsecured debt	—	—	2,154.5	2,154.5
Total Liabilities	2,742.0	—	2,550.8	5,292.8

Equity	1,637.0	2,222.8	(2,305.2)	1,554.6
Total liabilities and equity	$4,379.0	$2,222.8	$245.6	$6,847.4

	December 31, 2025
($ in millions)	Consolidated	Co-Investment	Non-Segment	Total
Cash	$107.4	$—	$77.1	$184.5
Real estate	3,997.4	—	—	3,997.4
Unconsolidated Investments	—	2,047.7	—	2,047.7
Loan purchases and originations	—	203.3	—	203.3
Accounts receivable and other assets	95.6	—	94.0	189.6
Total Assets	$4,200.4	$2,251.0	$171.1	$6,622.5

Accounts payable and accrued expenses	106.4	—	435.2	541.6
Mortgage debt	2,437.7	—	—	2,437.7
KW unsecured debt	—	—	2,069.8	2,069.8
Total Liabilities	2,544.1	—	2,505.0	5,049.1

Equity	1,656.3	2,251.0	(2,333.9)	1,573.4
Total liabilities and equity	$4,200.4	$2,251.0	$171.1	$6,622.5
Same property analysis

The tables below are reconciliations of non-GAAP measures included in the Company's same property analysis to their most comparable GAAP measures.

	Same Property - Revenue(6)*
	For the Three Months Ended March 31,
	2026	2025
Total Revenue	$117.2	$128.3
Less: Investment management fees	(27.8)	(25.0)
Less: Loans	(4.5)	(5.8)
Less: Other	(0.1)	(0.2)
Less: NCI adjustments (1)	(1.9)	(4.0)
Add: Unconsolidated investment adjustments (2)	44.0	43.1
Add: Above/below market rents (6)	(0.1)	(0.1)
Less: Reimbursement of recoverable operating expenses	(7.7)	(9.9)
Less: Properties bought and sold (3)	(1.4)	(12.1)
Less: Other properties excluded (4)	(5.1)	(4.4)
Other Reconciling Items (5)	(0.8)	1.5
Same Property	$111.8	$111.4

	Same Property - Revenue(6)*
	For the Three Months Ended March 31,
Same Property (Reported)	2026	2025
Office - Same Property	$25.6	$26.3
Multifamily Market Rate Portfolio - Same Property	65.1	64.8
Multifamily Affordable Portfolio - Same Property	21.1	20.3
Same Property	$111.8	$111.4
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
(6) Excludes above/below market rents from the same property population, as they are representative of non-cash purchase price accounting income.

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended March 31,
	2026	2025
Net Income	$24.5	$(29.6)
Less: Investment management fees	(27.8)	(25.0)
Less: Loans	(4.5)	(5.8)
Less: Other	(0.1)	(0.2)
Less: Total Income from unconsolidated investments	(58.5)	(11.4)
Less: Gain on sale of real estate, net	(5.5)	0.8
Add: Compensation and related	33.1	26.9
Add: Carried interests compensation	—	(2.7)
Add: General and administrative	10.4	10.4
Add: Depreciation and amortization	32.2	34.1
Add: Interest Expense	59.2	61.4
Add: Gain (loss) on early extinguishment of debt	0.3	—
Less: Other income (loss)	(1.0)	5.2
Add: Provision for income taxes	(11.5)	(4.9)
Less: NCI adjustments (1)	(1.3)	(2.2)
Add: Unconsolidated investment adjustments (2)	31.7	30.8
Add: Straight-line and above/below market rents (6)	(0.1)	(0.1)
Less: Properties bought and sold (3)	0.3	(8.2)
Less: Other properties excluded (4)	(1.3)	(1.3)
Other Reconciling Items (5)	0.5	2.1
Same Property NOI (Net Effective)*	$80.6	$80.3

	Same Property - NOI (Net Effective)(6)*
	For the Three Months Ended March 31,
Same Property (Reported)	2026	2025
Office - Same Property	$21.4	$22.1
Multifamily Market Rate Portfolio - Same Property	45.2	45.2
Multifamily Affordable Portfolio - Same Property	14.0	13.0
Same Property NOI (Net Effective)* (Reported)	$80.6	$80.3

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2026, 78% of our consolidated level debt is fixed rate, 11% is floating rate with interest caps and 11% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

    We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP SONIA, SOFR, SONIA plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps and swaps. Our interest rate caps and swaps are typically undesignated as they are bought at the corporate level and changes in value are recorded to other income/loss. However we view the fair value movements associated with these interest rate derivatives in conjunction with our interest expense in order to limit the amount of financial statement impact that interest expense can increase with rate increases.  However, even though we hold interest rate swaps and caps we are subject to increased interest expense until rates hit the level of caps that have been purchased. If there was a 100-basis point increase or decrease, we would have a $13.4 million increase in interest expense or $17.0 million of interest expense savings during 2026 on our current share of indebtedness.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.94% and approximately 0.8 years, respectively, as of March 31, 2026.
The table below represents contractual balances of our consolidated financial instruments at the expected maturity dates as well as the fair value as of March 31, 2026. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2026. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total	As of March 31, 2026
Interest rate sensitive assets
Cash and cash equivalents	$184.6	$—	$—	$—	$—	$—	$184.6	$184.6
Average interest rate	1.30%	—%	—%	—%	—%	—%	1.30%	—
Fixed rate receivables*	28.1	2.0	5.3	—	2.5	3.7	41.6	40.1
Average interest rate	4.41%	10.00%	6.00%	—%	6.35%	6.58%	5.56%	—
Variable rate receivables*	93.4	46.0	17.4	13.5	0.9	—	171.2	171.0
Average interest rate	8.09%	7.87%	8.59%	7.97%	7.04%	—%	8.06%	—
Total	$306.1	$48.0	$22.7	$13.5	$3.4	$3.7	$397.4	$395.7
Weighted average interest rate	3.66%	7.96%	7.98%	7.97%	6.53%	6.58%	4.66%
Interest rate sensitive liabilities
Variable rate borrowings	$391.1	$193.0	$421.4	$—	$—	$61.6	$1,067.1	$1,065.1
Average interest rate	5.80%	5.95%	5.59%	—%	—%	5.30%	5.71%	—
Fixed rate borrowings	386.7	102.0	333.9	1,406.6	261.9	1,254.8	3,745.9	3,663.6
Average interest rate	6.43%	4.41%	4.67%	4.79%	5.26%	4.36%	4.83%	—
Total	$777.8	$295.0	$755.3	$1,406.6	$261.9	$1,316.4	$4,813.0	$4,728.7
Weighted average interest rate	6.11%	5.42%	5.18%	4.79%	5.26%	4.41%	5.02%
(*) Represents principal balance of interest rate receivables, excluding $1.5 million of unamortized discount and $21.4 million of loan loss reserves.
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
    Approximately 41% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2026, we have hedged 94% of the net asset carrying value of our euro denominated investments and 77% of the net asset carrying value of our GBP denominated investments.
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
    As of March 31, 2026, if there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would decrease by $25.1 million or increase by $24.8 million, respectively. If rates increase or decrease by 10% we would have a decrease of $50.5 million and an increase of $49.1 million, respectively.

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
Item 1A.    Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2026	203,499	$9.89	27,840,502	98,870,679
February 1 - February 28, 2026	907,536	10.70	28,748,038	89,162,147
March 1 - March 31, 2026	—	—	28,748,038	89,162,147
	1,111,035	$10.55	28,748,038	$89,162,147
(1) On March 20, 2018, we announced that our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. On November 4, 2020, we announced that our board of directors authorized us to repurchase an additional $250 million of our common shares, from time to time, subject to market conditions.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
(a)    None.

(b)    None.

(c)    During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 6.Exhibits

Exhibit No.	Description	Location

2.1	Merger Agreement	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed February 17, 2026

2.2	Amendment to Agreement and Plan of Merger, dated as of March 15, 2026, by and among Kennedy Wilson, Parent and Merger Sub.	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed March 16, 2026.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.	Filed herewith

101	Interactive Data Files submitted pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 6, 2026	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)